Form 10QSB
period 2007-03-31
VB Trade Inc
filed 2007-05-04
CIK 1388410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 333-141059


                                 VB TRADE, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                                72-1619357
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

#2 Egoz Street, P.O. Box 106, Moshav Beni Zion,
              Israel                                                60910
  (Address of principal executive offices)                       (Zip Code)

                            (011)(972) (54) 234-6492
              (Registrant's telephone number, including area code)

                          VB Biotech Laboratories, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There were 5,789,921 shares of common stock, $0.0001 par value per share, outstanding on May 3, 2007.

     For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean VB TRADE, Inc.

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements." Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan," or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," among other places.

     Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Each forward-looking statement speaks only as of the date of the particular statement.

                                      INDEX

                                 VB TRADE, INC.


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                 12

Item 3.  Controls and Procedures                                             16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 1A. Risk Factors                                                        16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits                                                            17

Signatures                                                                   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VB TRADE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                                       March 31,
                                                                         2007
                                                                       --------
ASSETS

Current Assets
  Cash                                                                 $ 45,366
  Interest Earned                                                      $ (1,411)
                                                                       --------

      Total Assets                                                     $ 43,954
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts Payable                                                     $  7,680
                                                                       --------

      Total Liabilities                                                   7,680
                                                                       --------

Stockholders' Equity (note 4)
  Common Stock, authorized
   100,000,000 shares, par value $0.0001
  Preferred Stock, authorized
   10,000,000 shares, par value $0.001
  Issued and outstanding on  March 31, 2007
   is 5,789,921 common stock                                                579
  Paid in Capital                                                        83,413

  Deficit Accumulated During the
  Development Stage                                                     (47,718)
                                                                       --------

      Total Stockholders' Equity                                         36,275
                                                                       --------

Total Liabilities and Stockholders' Equity                             $ 43,954
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                                 VB TRADE, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                         For the Period        For the Period
                                    For the Three         July 6, 2005          July 6, 2005
                                    Months Ended         (Inception) To        (Inception) To
                                   March 31, 2007        March 31, 2006        March 31, 2007
                                   --------------        --------------        --------------
                                    $        --           $        --           $        --

General and Administrative                2,239                   750                 7,118

Professional Fees                        20,000                    --                40,600
                                    -----------           -----------           -----------

Total Expenses                           22,239                   750                47,718
                                    -----------           -----------           -----------

                                    $   (22,239)          $      (750)          $   (47,718)
                                    ===========           ===========           ===========

(Loss) per Share                              a                     a                     a
                                    -----------           -----------           -----------
Weighted Average
 Number of Shares                     2,353,979                     1             2,353,979
                                    -----------           -----------           -----------

a = Less than ($0.01) per share

   The accompanying notes are an integral part of these financial statements.

                                 VB TRADE, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   JULY 6, 2005 (INCEPTION) TO MARCH 31, 2007

                                                      Common Stock
                                        Price      ------------------     Paid in    Subscriptions   Accumulated     Total
                                      Per Share    Shares      Amount     Capital     Receivable      Deficit        Equity
                                      ---------    ------      ------     -------     ----------      -------        ------
INCEPTION JULY 6, 2005                                   --    $   --     $    --      $    --       $     --      $      --

Common Shares issued to
 founder for services July 7, 2005     $ 1.000            1      0.001          --                                          1

Net (Loss)                                                                                                (750)         (750)
                                                 ----------    -------     --------     -------      ---------     ---------

BALANCE, DECEMBER 31, 2005                                1      0.001           --          --           (750)         (749)

Common Shares issued to
 founders for cash June 30,2006        $ 0.001    5,000,000       500       4,500                                      5,000

Private placement closed
 October 30, 2006                      $ 0.100      789,920        79      78,913                                     78,992


Net (Loss)                                                                                             (24,728)      (24,728)
                                                 ----------    -------    --------     -------       ---------     ---------

BALANCE, DECEMBER 31, 2006                        5,789,921    $   579    $ 83,413     $    --       $ (25,478)    $  58,515

Net (Loss)                                                                                             (22,239)      (22,239)
                                                 ----------    -------    --------     -------       ---------     ---------

BALANCE, MARCH 31, 2007                           5,789,921    $   579    $ 83,413     $    --       $ (47,718)    $  36,275
                                                 ==========    =======    ========     =======       =========     =========

   The accompanying notes are an integral part of these financial statements.

                                 VB TRADE, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                 For the Period     For the Period
                                              For the Three       July 6, 2005       July 6, 2005
                                               Months Ended      (Inception) To     (Inception) To
                                              March 31, 2007     March 31, 2006     March 31, 2007
                                              --------------     --------------     --------------
Operating Activities
  Net (Loss)                                     $(22,239)          $   (750)          $(47,718)
  Increase in Accounts Payable                        750              7,680
  Decrease in Accounts Payable                         --
  Interset Earned                                $    512           $  1,411
                                                 --------           --------           --------

Net Cash (Used) by Operating Activities           (21,727)                --            (38,626)
                                                 --------           --------           --------

Financing Activities
  Proceeds from contributed Capital                    --                 --
  Proceeds from sale of Common Stock                   --                  1             83,992
                                                 --------           --------           --------

Cash Provided by Financing Activities                  --                  1             83,992
                                                 --------           --------           --------
Net Increase in Cash                              (21,727)                 1             45,366
Cash, Beginning of Period                          67,093                 --                 --
                                                 --------           --------           --------

Cash, End of Period                              $ 45,366           $      1           $ 45,366
                                                 ========           ========           ========

Supplemental Information:
  Interest Paid                                  $     --           $     --           $     --
  Income Taxes Paid                              $     --           $     --           $     --

   The accompanying notes are an integral part of these financial statements.

                                 VB TRADE, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                (MARCH 31, 2007)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

VB Trade, Inc, (A Development Stage Company) was incorporated on July 6, 2005 under the laws of the State of Nevada. On June 30, 2006 VB Biotech Laboratories, Inc, changed its name to VB Trade (The Company). It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at March 31, 2007 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a December 31 year end.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

MANAGEMENT CERTIFICATION

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

     The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On July 6, 2005 (inception), the Company issued 1 share of its common stock to its Director, Dr. Yossi Av-gay, for services. See Note 5.

On June 30, 2006, the company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 5.

During the year ended December 31, 2006, the Company accepted subscriptions for 789,920 common shares from 46 investors under a private placement. The private placement was not subject to any minimum investment and was priced at $0.1 per share. The Company accepted the subscriptions on various dates throughout the year of 2006.

As of March 31, 2007 the Company had 5,789,921 shares of common stock issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provide office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On July 6, 2005 (inception), the Company issued 1 share of its common stock to its Director, Dr. Yossi Av-gay, for services. See Note 4.

Dr. Yossef Av-Gay, a Director, loaned the company $750. The loan didn't bear any interest and was fully paid on August 2006.

On June 30, 2006, the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 4.

Mr. Ray Primack, a Director, loaned the Company $7,680. The loan bears no interest and is payable on demand, not earlier than 24 months as witnessed by the promissory note dated August 15th 2006.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to March 31, 2007 of $47,718. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2007, the Company has a net operating loss carry forward of approximately $47,718, which will expire 19 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The Company currently has no operating lease commitments or any other commitments.

NOTE 9. SUBSEQUENT EVENT:

The company paid $15,000 to K Systems Inc and $5,000 to Gil Fahima respectively for the website development and design.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE CORRESPONDING NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. CERTAIN STATEMENTS CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE "FORWARD-LOOKING STATEMENTS." SUCH STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are a development stage company. We plan on developing a website that will allow freelance web designers to list and sell their website designs on our website. We intend to generate revenues by charging a commission of 30% on all products sold on our website. Our activities have been limited to organization, raising capital, and the development of our business plan.

In the opinion of our management, the trend over the past few years has been for individuals to create personalized web sites for themselves and their families. The growing recent trend is to have an on-line journal that is frequently updated and intended for general public consumption ("a blog"). We believe that in the near future the number of individuals with personal web sites will increase exponentially. This growth is in addition to the expected corporate web site growth.

Over the next twelve months, we intend to focus on developing our proposed website and initiating our efforts to market our website to freelance web designers who would be interested in listing and selling their products on our website to end-users. We expect to complete the development of our proposed website by September 2007. We anticipate that the website development costs will approach $20,000. We anticipate that our website will be fully operational by the September 2007 to the freelance web designers only and then by the January 2008 to the end-users. We anticipate achieving revenue by first fiscal quarter of 2008.

Our business objectives are:

     * To develop a well rounded, functional and user-friendly website on which freelance web designers can list and sell their products.
     * To establish our brand as a one stop shop for the purchase of unique web designs.
     * To execute our marketing plan both to freelance web designers and end-users.

Our goals over the 12 months ended February 2008 are:

     * To have agreements with 50 freelance web designers to list and sell their products on our website.
     *    To drive traffic to our website and achieve 500 visitors per day.
     *    To achieve revenue by the first fiscal quarter of 2008
     *    Achieve break even operations over the next 12 to 18 months.

During the first stages of VB Trade's growth, our officers and directors will provide all the labour required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for all labour required to develop and market our website for at least the first year of operations. At this time, management has no intention of hiring any employees during the first year of operations. Due to our limited financial resources, each of the management team will dedicate approximately 10 - 20 hours a week in order to carry out operations.

ACTIVITIES TO DATE

We have secured the domain name "www.vbtrade.com" and a web hosting package from Yahoo at a cost of $400 annually. We purchased an industry research report from Forrester Research, Inc. that discusses the US eCommerce overview from 2003 to

2008 as part of our online website design research at the cost of $195. We paid our initial legal and accounting fees with respect to this offering in the amount of $20,600.

MILESTONES

The following is a chronological itemization of the milestones that we hope to achieve over the 12 months ended February 2008. We are currently in the first period of the milestones noted below.

1. ORGANIZATION: JANUARY - MARCH 2007

During the first quarter, we were focused on organization which included the purchase of necessary office equipment and supplies to complete our office. We budgeted $2,600 for these initial start-up costs, the actual cost of those expenses plus the bank charges and filing fees were $2,239.

Our president, Avi Friedman, engaged a website designer to design the initial website. On March 2nd 2007 the contractor placed on-line the initial website design www.vbtrade.com which includes the basic hierarchical layout for the final website design. We paid their invoice in the amount of $5,000 during the month of April 2007.

Avi Friedman contacted several third party firms in Israel for the purpose of developing our final website (production stage) which will include the programming of the user and admin back office sub-modules. We chose to engage K. SYSTEMS of Atlit, Israel as a third party to develop our website based on the initial website specifications. The cost of the development is $24,000. We paid $15,000 as a down payment during the month of April 2007.

During March 2007 we paid professional fees in the amount of $20,000.

As of March 31, 2007 our cash position is approximately $45,000. According to the expenditure list, over the next twelve month we will incur expenses of $60,600 for the following items:

     Initial website development                                        $ 5,000

     Website development consultant and development of website          $24,000

     Marketing our service to freelance web designers                   $ 5,000

     Marketing and promotion program to end-users                       $15,000

     Transfer agent fees                                                $ 1,600

     Working capital                                                    $10,000
                                                                        -------

     Total                                                              $60,600
                                                                        =======

Given our current cash position, we have a shortfall of $15,600. In the opinion of our management, we will require additional funds to implement our marketing plan. We believe that in order to raise more funds we should have an operational website prior to seeking additional funding. We currently do not have any arrangements for further financing other than an oral agreement with our executive officer and directors to loan the Company up to $20,000 with no interest for up to 2 years should the need arise and the Company is unable to find investors within 30 days from the date such need being presented.

2. WEBSITE DEVELOPMENT: APRIL - SEPTEMBER 2007

We expect the website development process to take up to 3 months plus an additional 3 months of testing and debugging at a cost of $24,000.

3. SECURING FREELANCE WEB DESIGNERS - ON BOARD: SEPTEMBER - DECEMBER 2007

After we complete the development stage, our director, Ray Primack, will be in charge of marketing our website services to freelance web designers. This will initially be done by placing advertisements on websites that target freelance web designers. Such as "Get a Freelancer" (www.getafreelancer.com) and iFreelance (www.ifreelance.com) we have established budget of $5,000 to this purpose. We will also try to establish reciprocal arrangements with other related internet sites, where we each display the other's website link. The purpose of this "cross pollination" arrangement is to encourage potential freelance web designers to visit (and hopefully sign-up on) our website at no cost to us.

4. MARKETING TO END-USERS CUSTOMERS: JANUARY - MARCH 2008

We will utilize a variety of marketing tools. These may include various methods of internet marketing, such as email campaigns and reciprocal arrangements with related internet sites. We do not currently have specific arrangements for any of the foregoing. We have established a budget of $5,000 to this purpose.

We recognize that our current management and Board of Directors do not have sufficient marketing experience to create and execute an effective marketing plan. Accordingly, it is our intention to seek out and engage a consulting firm that specializes in this area. We have established a budget of $10,000 for the consulting firm.

EXPENDITURES

In our management's opinion, we will incur the following expenses to fund our plan of operation over the next twelve months:

     Initial website development                                        $ 5,000

     Website development consultant and development of website          $24,000

     Marketing our service to freelance web designers                   $ 5,000

     Marketing and promotion program to end-users                       $15,000

     Transfer agent fees                                                $ 1,600

     Working capital                                                    $10,000
                                                                        -------

     TOTAL                                                              $60,600
                                                                        =======

These expenditures are described in detail in "Milestones".

LIQUIDITY AND CAPITAL RESOURCES

We have raised $5,000 from the sale of stock to our officer and directors and $79,920 through a private placement to 45 non-affiliated investors. As of March 31, 2007 we had $7,680 in current liabilities. Our financial statements report a net loss of $47,718 for the period from July 6, 2005 (date of inception) to March 31, 2007. Our net loss is primarily due to $4,128 on general and administrative fees and $40,600 on professional fees. On March 31, 2007 we had a working capital of approximately $45,000.

In the opinion of our management, funds currently available will not satisfy our working capital requirements up to February 28th, 2008. Estimated funding required during the twelve month period ending February 28th, 2008 is $60,600. Given our current cash position of $45,000 this leaves us with a shortfall of $15,600.

Since July 6th 2005 (inception) to December 31, 2006 we sold 5,786,921 shares.

We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted for. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company raising additional capital. In this regard we have raised additional capital through the private placements noted above but we will still require additional funds to continue our operations and plans.

The continuation of our business is dependent upon obtaining further financing, the successful development of our website, attracting free lance website designers to sell their website designs on our website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not expect to purchase any significant equipment over the twelve months.

EMPLOYEES

Currently our only employees are our directors and officers. We do not expect any other material changes in the number of employees over the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the "Commission"), and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company`s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on March 5, 2007. We know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

  Exhibit
  Number        Exhibit Description

     3.1  - Certificate of Incorporation of the Company incorporated herein from
            Exhibit 3.1 of our Registration Statement of Form SB-2, filed on March 5, 2007, file number 333-141059.

     3.2 - Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on March 5, 2007, file number 333-141059.

     31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer*

     31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer*

     32.1 - Section 1350 Certification of Principal Executive Officer*

     32.2 - Section 1350 Certification of Principal Financial Officer*

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VB TRADE, INC.


May 3, 2007                    By: /s/ Avi Friedman
                                   ----------------------------------------
                                   Avi Friedman
                                   Chief Executive Officer


May 3, 2007                    By: /s/ Ray Primack
                                   ----------------------------------------
                                   Ray Primack
                                   Principal Accounting Officer