Form 10QSB
period 2007-06-30
VB Trade Inc
filed 2007-08-14
CIK 1388410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       or

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

There were 5,789,921 shares of common stock, $0.0001 par value per share, outstanding on August 13, 2007.

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

                                      INDEX

                                 VB TRADE, INC.

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                 11

Item 3.  Controls and Procedures                                             14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 1A. Risk Factors                                                        14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            14

Signatures                                                                   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 VB TRADE, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                                       June 30,
                                                                         2007
                                                                       --------
ASSETS

Current Assets
  Cash                                                                 $    205
                                                                       --------

      Total Assets                                                     $    205
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts Payable                                                     $  7,680
                                                                       --------

      Total Liabilities                                                   7,680
                                                                       --------
Stockholders' Equity (note 4)
  Common Stock, authorized
   100,000,000 shares, par value $0.0001
  Preferred Stock, authorized
   10,000,000 shares, par value $0.001
  Issued and outstanding on June 30, 2007 is 5,789,921                      579
  Paid in Capital                                                        83,413
  Deficit Accumulated During the
  Development Stage                                                     (91,467)
                                                                       --------

      Total Stockholders' Equity                                         (7,475)
                                                                       --------

Total Liabilities and Stockholders' Equity                             $    205
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                                 VB TRADE, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 For the Period        For the Period
                                            For the Three         July 6, 2005          July 6,2005
                                            Months Ended         (Inception) To        (Inception) To
                                            June 30, 2007         June 30, 2006         June 30, 2007
                                            -------------         -------------         -------------
Revenue                                      $        --           $        --           $        --

Expenses
  General and Administrative                       2,867                   750                29,721
  Professional Fees                               21,925                    --                42,525
  Website                                         29,000                    --                21,025
  Marketing                                       14,000                    --                    --
                                             -----------           -----------           -----------
Other Income (Expense):
  Interest Income                                    905                 1,804
  Total Expenses                                  66,887                   750                91,467
                                             -----------           -----------           -----------

Loss before income taxes                     $   (66,887)          $      (750)          $   (91,467)
                                             ===========           ===========           ===========

Provision for income taxes                            --                    --                    --
                                             -----------           -----------           -----------

Net (Loss)                                   $   (66,887)          $      (750)          $   (91,467)
                                             ===========           ===========           ===========
Basic and Diluted
  (Loss) per Share                                     a                     a                     a
                                             -----------           -----------           -----------
  Weighted Average Number of Shares            2,353,979                     1             2,353,979
                                             -----------           -----------           -----------

----------
a = Less than ($0.01) per share

   The accompanying notes are an integral part of these financial statements.

                                 VB TRADE, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                    JULY 6, 2005 (INCEPTION) TO JUNE 30, 2007

                                                      Common Stock
                                        Price      ------------------     Paid in    Accumulated     Total
                                      Per Share    Shares      Amount     Capital     Deficit        Equity
                                      ---------    ------      ------     -------     -------        ------
INCEPTION JULY 6, 2005                                   --    $   --     $    --    $     --      $      --

Common Shares issued to
 founder for services July 7, 2005     $ 1.000            1      0.001          --                          0

Net (Loss)                                                                                (750)         (750)
                                                 ----------    -------     --------  ---------     ---------
BALANCE, DECEMBER 31, 2005                                1      0.001           --       (750)         (750)

Common Shares issued to
 founders for cash June 30,2006        $ 0.001    5,000,000       500       4,500                      5,000

Private placement closed
 October 30, 2006                      $ 0.100      789,920        79      78,913                     78,992


Net (Loss)                                                                             (23,829)      (23,829)
                                                 ----------    -------    --------   ---------     ---------
BALANCE, DECEMBER 31, 2006                        5,789,921    $   579    $ 83,413   $ (25,478)    $  59,413

Net (Loss)                                                                             (66,887)      (66,887)
                                                 ----------    -------    --------   ---------     ---------

BALANCE, JUNE 30, 2007                            5,789,921    $   579    $ 83,413   $ (91,467)    $  (7,475)
                                                 ==========    =======    ========   =========     =========

   The accompanying notes are an integral part of these financial statements.

                                 VB TRADE, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Period        For the Period
                                            For the Three         July 6, 2005          July 6,2005
                                            Months Ended         (Inception) To        (Inception) To
                                            June 30, 2007         June 30, 2006         June 30, 2007
                                            -------------         -------------         -------------
Operating Activities
  Net (Loss)                                  $(67,793)             $   (750)             $(91,467)
  Increase in Accounts Payable                     750                 7,680
  Decrease in Accounts Payable                      --
  Interest Earned                                  905                 1,804
                                              --------              --------              --------

Net Cash (Used) by Operating Activities        (66,887)                   --               (81,983)
                                              --------              --------              --------
Financing Activities
  Proceeds from contributed Capital                 --                    --
  Proceeds from sale of Common Stock                --                     1                83,992
                                              --------              --------              --------
Cash Provided by Financing Activities
                                                    --                     1                83,992
                                              --------              --------              --------

Net Increase in Cash                           (66,887)                    1                   205

Cash, Beginning of Period                       67,093                    --                    --
                                              --------              --------              --------

Cash, End of Period                           $    205              $      1              $    205
                                              ========              ========              ========
Supplemental Information:
  Interest Paid                               $     --              $     --              $     --
  Income Taxes Paid                           $     --              $     --              $     --


   The accompanying notes are an integral part of these financial statements.

                                 VB TRADE, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 (June 30, 2007)


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company's only significant asset at June 30, 2007 is cash. The relevant accounting policies and procedures are listed below. The company has adopted a December 31 year end.

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

As of June 30, 2007 the Company had 5,789,921 shares of common stock issued and outstanding.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2007 of $91,467. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carry forward of approximately $91,467, which will expire 19 years from the date the loss was incurred.

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

Our goals over the 12 months ended June 2008 are:

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

Avi Friedman contacted several third party firms in Israel for the purpose of developing our final website (production stage) which will include the programming of the user and admin back office sub-modules. We chose to engage K. SYSTEMS of Atlit, Israel as a third party to develop our website based on the initial website specifications. The cost of the development is $24,000 which was paid in full.

During March 2007 we paid professional fees in the amount of $20,000.

During June 2007 we engaged a marketing firm to assist us to execute our marketing plan. We paid their invoice in the amount of $14,000.

MILESTONES

The following is a chronological itemization of the milestones that we hope to achieve over the 12 months ended June 2008. We are currently in the first period of the milestones noted below.

1. WEBSITE DEVELOPMENT: APRIL - SEPTEMBER 2007

As of June 30, 2007 our cash position is approximately $205. According to the expenditure list, over the next twelve month we will incur expenses of $60,600 of which we prepaid $43,000 for the following items:

     Initial website development                                    $ 5,000*
     Website development consultant and development of website      $24,000*
     Marketing our service to freelance web designers               $ 5,000*
     Marketing and promotion program to end-users                   $15,000*
     Transfer agent fees                                            $ 1,600
     Working capital                                                $10,000
                                                                    -------

     Total                                                          $60,600
                                                                    =======
----------
* Expenses of approximately $49,000 of which we prepaid $43,000

Given our current cash position, we have a shortfall of $17,395. In the opinion of our management, we will require additional funds to implement our marketing plan. We believe that in order to raise more funds we should have an operational website prior to seeking additional funding. We currently do not have any arrangements for further financing other than an oral agreement with our executive officer and directors to loan the Company up to $20,000 with no interest for up to 2 years should the need arise and the Company is unable to find investors within 30 days from the date such need being presented.

We expect the website development process to take up to 3 months plus an additional 3 months of testing and debugging at a cost of $24,000 which was paid in full during June 2006.

2. SECURING FREELANCE WEB DESIGNERS - ON BOARD: SEPTEMBER - DECEMBER 2007

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

3. MARKETING TO END-USERS CUSTOMERS: JANUARY - MARCH 2008

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

4. MARKETING CONTINUE - APRIL - JUNE 2008

At this stage we have not budgeted any resources for our marketing efforts. In the future, as we generate revenues, management will allocate resources to pursue our marketing plan.

EXPENDITURES

In our management's opinion, we will incur the following expenses to fund our plan of operation over the next twelve months:

     Initial website development                                    $ 5,000*
     Website development consultant and development of website      $24,000*
     Marketing our service to freelance web designers               $ 5,000*
     Marketing and promotion program to end-users                   $15,000*
     Transfer agent fees                                            $ 1,600
     Working capital                                                $10,000
                                                                    -------

     TOTAL                                                          $60,600
                                                                    =======

----------
* Expenses of approximately $49,000 of which we prepaid $43,000

These expenditures are described in detail in "Milestones".

LIQUIDITY AND CAPITAL RESOURCES

We have raised $5,000 from the sale of stock to our officer and directors and $79,920 through a private placement to 45 non-affiliated investors. As of June 30, 2007 we had $7,680 in current liabilities. Our financial statements report a net loss of $91,467 for the period from July 6, 2005 (date of inception) to June 30, 2007. On June 30, 2007 we had a working capital of approximately $205.

In the opinion of our management, funds currently available will not satisfy our working capital requirements up to June 30, 2008. Estimated funding required during the twelve month period ending June 30, 2008 is $60,600 of which we prepaid $49,000. Given our current cash position of $205 this leaves us with a shortfall of $17,395.

Since July 6th, 2005 (inception) to June 30, 2007 we sold 5,786,921 shares.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Number                             Exhibit Description
------                             -------------------
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

                                   VB TRADE, INC.


August 13, 2007                    By: /s/ Avi Friedman
                                   ----------------------------------------
                                   Avi Friedman
                                   Chief Executive Officer


August 13, 2007                    By: /s/ Ray Primack
                                   ----------------------------------------
                                   Ray Primack
                                   Principal Accounting Officer