Form 10QSB
period 2007-09-30
Endeavor Uranium, Inc.
filed 2007-11-13
CIK 1388410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 333-141059


                             ENDEAVOR URANIUM, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                72-1619357
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                  Denver Place
                          999 18 th Street, Suite 3000
                                Denver, CO 80202
                (Address of Principal Executive Offices/Zip Code)

                                 (303) 357-4877
              (Registrant's telephone number, including area code)

  VB Trade, Inc. - #2 Egoz Street, P.O. Box 106, Moshav Beni Zion, Israel 60910
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

There were 376,344,865 shares of common stock, $0.0001 par value per share, outstanding on November 12, 2007.

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Endeavor Uranium, Inc.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements." Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan," or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis or Plan of Operations," among other places.

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

                                      INDEX

                             ENDEAVOR URANIUM, INC.

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis or Plan of operation           11

Item 3.  Controls and Procedures                                             12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 1A. Risk Factors                                                        13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits                                                            13

Signatures                                                                   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENDEAVOR URANIUM, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                          September 30,      December 30,
                                                              2007               2006
                                                            --------           --------
                                                          (unaudited)
ASSETS

Current Assets
   Cash                                                     $    834           $ 67,093
                                                            --------           --------

      Total Assets                                          $    834           $ 67,093
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts Payable                                          $  9,504           $  7,680
                                                            --------           --------

      Total Liabilities                                        9,504              7,680
                                                            --------           --------

Stockholders' Equity (note 4)
  Preferred Stock, authorized 10,000,000 shares,
   par value $0.001 Common Stock, authorized
   6,500,000,000 shares, par value $0.0001
  Issued and outstanding:
    376,344,865 Common shares                                 37,635             37,635
  Paid in Capital                                             46,357             46,357
  Deficit Accumulated During the Development Stage           (92,662)           (24,579)
                                                            --------           --------

      Total Stockholders' Equity                              (8,670)            59,413
                                                            --------           --------

Total Liabilities and Stockholders' Equity                  $    834           $ 67,093
                                                            ========           ========

   The accompanying notes are an integral part of these financial statements.

                             ENDEAVOR URANIUM, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               Cumulative
                               Three Months        Three Months        Nine Months         Nine Months         Amount From
                                  Ended               Ended               Ended               Ended          (Inception) To
                               September 30,       September 30,       September 30,       September 30,      September 30,
                                   2007                2006                2007                2006               2007
                               ------------        ------------        ------------        ------------       ------------
Revenue                        $         --        $         --        $         --        $         --       $         --

Expenses
  General and Administrative            464               1,294               3,331               1,294              7,185
  ProfessionalFees                      750              10,600              22,675              10,600             43,275
  Website                                --               1,025              29,000               1,025             30,025
  Marketing                              --                  --              14,000                  --             14,000
                               ------------        ------------        ------------        ------------       ------------
Other Income (Expense):
  Interest Income                        19                  60                 924                  60              1,823

      Total Expenses                  1,195              12,858              68,082              12,858             92,662
                               ------------        ------------        ------------        ------------       ------------

Loss before income taxes       $     (1,195)       $    (12,858)       $    (68,082)       $    (12,858)      $    (92,662)
                               ============        ============        ============        ============       ============
Provision for income taxes               --                  --                  --                  --                 --

Net (Loss)                     $     (1,195)       $    (12,858)       $    (68,082)       $    (12,858)      $    (92,662)
                               ============        ============        ============        ============       ============
Basic and Diluted
 (Loss) per Share                         a                   a                   a                   a                  a
                               ------------        ------------        ------------        ------------       ------------
Weighted Average
 Number of Shares (Note4)       206,209,562          68,944,678         206,209,562          68,944,678
                               ------------        ------------        ------------        ------------

----------
a = Less than ($0.01) per share

   The accompanying notes are an integral part of these financial statements.

                             ENDEAVOR URANIUM, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                 JULY 6, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

                                               Common Stock
                                          ---------------------        Paid in      Accumulated       Total
                                          Shares         Amount         Capital       Deficit        Equity
                                          ------         ------         -------       -------        ------
INCEPTION JULY 6, 2005                          --      $     --       $     --       $     --       $    --

Common Shares issued to
 founders for services July 7, 2005             65                        0.065             --             0

Net (Loss)                                                                                (750)         (750)
                                       -----------      --------       --------       --------       -------
BALANCE, DECEMBER 31, 2005                      65         0.065             --           (750)         (750)

Common Shares issued to
 founders for cash June 30,2006        325,000,000        32,500        (27,500)                       5,000

Private placement closed
October 30, 2006                        51,344,800         5,135         73,858                       78,993

Net (Loss)                                                                             (23,830)      (23,830)
                                       -----------      --------       --------       --------       -------
BALANCE, DECEMBER 31, 2006             376,344,865      $ 37,635       $ 46,358       $(24,580)      $59,413

Net (Loss)                                                                             (68,082)      (68,082)
                                       -----------      --------       --------       --------       -------
BALANCE, SEPTEMBER 30, 2007            376,344,865      $ 37,635       $ 46,358       $(92,662)      $(8,669)
                                       ===========      ========       ========       ========       =======


   The accompanying notes are an integral part of these financial statements.

                             ENDEAVOR URANIUM, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Period
                                                Nine Months        Nine Months       July 06, 2005
                                                   Ended              Ended          (Inception) To
                                                September 30,      September 30,      September 30,
                                                    2007               2006               2007
                                                  --------           --------           --------
Operating Activities
   Net (Loss)                                     $(68,082)          $(12,858)          $(92,662)
   Increase in Accounts Payable (Note 5)             1,824              6,930              9,504
   Decrease in Accounts Payable                         --
                                                  --------           --------           --------
Net Cash (Used) by Operating Activities            (66,258)            (5,928)           (83,158)
                                                  --------           --------           --------
Financing Activities
  Proceeds from contributed Capital                     --                 --
  Proceeds from sale of Common Stock                    --             78,000             83,992
                                                  --------           --------           --------
Cash Provided by Financing Activities                   --             78,000             83,992
                                                  --------           --------           --------

Net Increase in Cash                               (66,258)            72,072                834

Cash, Beginning of Period                           67,093                 --                 --
                                                  --------           --------           --------

Cash, End of Period                               $    834           $ 72,072           $    834
                                                  ========           ========           ========

Supplemental Information:
  Interest Paid                                   $     --           $     --           $     --
  Income Taxes Paid                               $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                             ENDEAVOR URANIUM, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              (September 30, 2007)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

VB Biotech Laboratories, Inc, (A Development Stage Company) was incorporated on July 6, 2005 under the laws of the State of Nevada. On June 30, 2006 VB Biotech Laboratories, Inc changed its name to VB Trade (The Registrant). It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

On October 5, 2007, Endeavor Uranium, Inc. a wholly owned subsidiary of the Registrant ("Endeavor") merged with and into the Registrant pursuant to the terms of a Plan and Agreement of Merger dated September 20, 2007 by and between the Registrant and Endeavor (the "Merger"). At the effective time of the Merger
(i) the Registrant was the surviving corporation and the separate existence of Endeavor will cease at said effective time in accordance with the provisions of the Nevada Revised Statutes and (ii) the present Articles of Incorporation of the Registrant shall become the Articles of Incorporation of the surviving corporation except that the name of the surviving corporation will be changed to Endeavor Uranium, Inc. To effect the Merger, the Registrant filed Articles of Merger with the Secretary of State of Nevada on September 21, 2007.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Registrant's relevant accounting policies and procedures are listed below. The Registrant has adopted a December 31 year end.

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

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Registrant 's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Registrant 's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

DIVIDENDS

The Registrant has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Registrant provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Registrant to utilize the loss carry-forward.

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

NET INCOME PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Registrant has not issued any potentially dilutive common shares.

REVENUE AND COST RECOGNITION

The Registrant has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

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

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Registrant is authorized to issue 6,500,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Registrant.

On September 21, 2007 the company's board of directors, approved an increase in the authorized common shares from 100,000,000 shares ,par value $0.0001 to 6,500,000,000 shares, par value $0.0001 by consent resolution. The Registrant's articles were amended with the State of Nevada on September 21, 2007.

ISSUED AND OUTSTANDING

On July 6, 2005 (inception), the Registrant issued 65 share of its common stock to its Director, Dr. Yossi Av-gay, for services. See Note 5.

On June 30, 2006, the Registrant issued 325,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 5.

During the year ended December 31, 2006, the Registrant accepted subscriptions for 51,344,800 common shares, or an aggregate of $78,992, from 46 investors under a private placement. The Registrant accepted the subscriptions on various dates throughout the year of 2006.

As of September 30, 2007 the Registrant had 376,344,865shares of common stock issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

The Registrant 's neither owns nor leases any real or personal property. The Registrant's Directors provide office space free of charge. The officers and directors of the Registrant are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Registrant and their other business interests. The Registrant has not formulated a policy for the resolution of such conflicts.

On July 6, 2005 (inception), the Registrant issued 65 share of its common stock to its Director, Dr. Yossi Av-gay, for services. See Note 4.

Dr. Yossef Av-Gay, a Director, loaned the Registrant $750. The loan didn't bear any interest and was fully paid on August 2006.

On June 30, 2006, the Registrant issued 325,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 4.

Mr. Ray Primack, a Director, loaned the Registrant $7,680. The loan bears no interest and is payable on demand, not earlier than 24 months as witnessed by the promissory note dated August 15th 2006.

On August 10, 2007, Mr. Ray Primack, a Director, loaned the Registrant $1,824. The loan bears no interest and is payable on demand, not earlier than 12 months as witnessed by the promissory note dated August 10th 2007.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Registrant will continue as a going concern. The Registrant has net losses for the period from inception to September 30, 2007 of $92,662. This condition raises substantial doubt about the Registrant's ability to continue as a going concern. The Registrant's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2007, the Registrant has a net operating loss carry forward of approximately $92,662, which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The Registrant currently has no operating lease commitments or any other commitments.

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

OVERVIEW

We are a development stage company that has not generated any revenue and has no customers.

On September 19, 2007, Marvin A. Mitchell, was appointed to the Board of Directors of the Registrant. The appointment filled the vacancy on the Registrant's Board of Directors resulting from the increase in the number of board of directors from two to three pursuant to a resolution by the Board of Directors dated September 19, 2007.

On September 20 2007, Avi Friedman and Ray Primack resigned as Directors, President and Secretary of the Registrant respectively.

On September 21, 2007 VB Trade, Inc. (the "Registrant") filed with the Nevada Secretary of State a Certificate of Change, to effectuate a one for sixty five (1:65) forward stock split (the "Forward Stock Split") of the Registrant's shares of common stock, effective as of October 5, 2007. Pursuant to the Forward Stock Split, shares of common stock held by each holder of record on the record date will be automatically split at the rate of one for sixty five (1:65), so that each pre-split share of the Registrant will be equal to sixty five post-split shares. The post split shares will be payable upon surrender of the pre-split share certificates. In addition, the authorized shares of common stock of the Registrant will be increased on a corresponding basis, from 100,000,000 shares par value $0.0001, to 6,500,000,000 shares, par value $0.0001. The number of shares of common stock issued and outstanding prior to the Forward Stock Split was 5,789,920 shares. After the Forward Stock Split, the number of shares of common stock issued and outstanding will be 376,344,800.

Effective October 5, 2007, Endeavor Uranium, Inc. ("Endeavor") a wholly owned subsidiary of the Registrant will be merged with and into the Registrant pursuant to the terms of a Plan and Agreement of Merger dated September 20, 2007 by and between the Registrant and Endeavor (the "Merger"). At the effective time of the Merger (i) the Registrant will be the surviving corporation and the separate existence of Endeavor will cease at said effective time in accordance with the provisions of the Nevada Revised Statutes and (ii) the present Articles of Incorporation of the Registrant shall become the Articles of Incorporation of the surviving corporation except that the name of the surviving corporation will be changed to Endeavor Uranium, Inc.. To effect the Merger, the Registrant filed Articles of Merger with the Secretary of State of Nevada on September 21, 2007.

Representatives of the Registrant are currently seeking to lease mineral claims in the South Western United States in exchange for shares of its capital stock and funds. Registrant is in the process of negotiating the terms of the leases and has obtained some private financing. There can be no assurance:

     * that the leases can be obtained on terms commercially reasonable to the Registrant or at all;
     * Registrant will not sustain financial losses as a result of obtaining the leases; and
     * Registrant will ever become profitable as a result of acquiring the leases.

During the first stages of the Registrant's growth, our officers and directors will provide all the labour required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for all labour required to execute our business plan. At this time, management has no intention of hiring any employees during the first year of operations. Due to our limited financial resources, our management will dedicate approximately 10 - 20 hours a week in order to carry out operations.

RESULTS OF OPERATIONS

During the twelve month period ended September 30, 2007, the Company remained in the development stage and has generated no revenue.

Registrant posted losses of $1,945 for the three months and $68,832 for the nine months ended September 30, 2007. This compares to $12,858 for the three months and $12,858 for the nine months ended September 30, 2006. From inception to September 30, 2007 we have incurred losses of $92,662. The principal components of our losses for the nine months ended September 30, 2007 included general and administrative costs of $3,331, marketing costs of $14,000, website costs of $29,000 and professional fees of $22,675.

LIQUIDITY AND CAPITAL RESOURCES

We have raised $5,000 from the sale of stock to our officer and directors and $79,920 through a private placement to 45 non-affiliated investors. As of September 30, 2007 we had $9,504 in current liabilities. Our financial statements report a net loss of $92,662 for the period from July 6, 2005 (date of inception) to September 30, 2007. On September 30, 2007 we had a working capital of approximately $834. In the opinion of our management, funds currently available will not satisfy our working capital requirements up to September 30, 2008.

Since July 6th, 2005 (inception) to September 30, 2007 we sold 376,149,865 shares.

We have no income from operations. We will require additional funds to implement any plan that we may develop. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted for. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

We have suffered recurring losses from operations. Our ongoing operation is dependent upon our company raising additional capital. In this regard we have raised additional capital through the private placements noted above but we will still require additional funds to continue our operations and plans.

The continuation of our business is dependent upon obtaining further financing, the successful development of a business plan, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

EMPLOYEES

Currently our only employee is our director and officer. We do not expect any other material changes in the number of employees over the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of the Registrant's Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Registrant's disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that the Registrant's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Registrant that is required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in rules of the U. S. Securities and

Exchange Commission (the "Commission"), and accumulated and communicated to the Registrant's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Registrant's internal controls during the Registrant's last fiscal quarter, the Registrant`s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Registrant's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Registrant's internal controls over financial reporting.

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

                                   ENDEAVOR URANIUM, INC.


November 12, 2007                  By: /s/ Marvin Mitchell
                                      ------------------------------------------
                                      Marvin Mitchell
                                      Interim CEO, Vice President of Exploration