Form 10QSB/A
period 2007-09-30
Endeavor Uranium, Inc.
filed 2007-11-26
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒There were approximately 65,670,000 shares of common stock, $0.0001 par value per share, outstanding on November 23, 2007.

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Endeavor Uranium, Inc.

EXPLANATORY NOTE

The sole reason that the Company is amending its Form 10-QSB for the period ended September 30, 2007, is to correct and update the number of shares of the Company issued and outstanding. The correct number is now set forth in this cover page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 26, 2007	ENDEAVOR URANIUM, INC.

	By:	/s/ Marvin Mitchell
Marvin Mitchell
Interim CEO Vice President of Exploration