Form 10KSB
period 2007-12-31
Endeavor Uranium, Inc.
filed 2008-05-02
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ___________ to ___________

Commission File Number:   000-52534

_______________________

ENDEAVOR URANIUM, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	72-1619357
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

Denver Place

999 18th Street, Suite 3000

Denver, CO 80202

(303) 357-4877
 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	Over-the-Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended December 31, 2007: NIL

Number of shares of the registrant’s common stock outstanding as of April 30, 2008 was: 65,344,865

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Form 8-K filed on November 29, 2007

Endeavor Uranium, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “EDVU,” “we,” “us” and “our” are references to the pre-acquisition business of VB Trade, Inc. and post-acquisition business of Endeavor Uranium, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

Item 1.    Business

Introduction

We were incorporated as a Nevada company on July 6, 2005 under the name VB Biotech Laboratories, Inc.  On June 20, 2006, we changed our name to VB Trade, Inc. On September 21, 2007, we changed our name to Endeavor Uranium, Inc.  We have not generated any revenue to date and are a development stage company.

Our registration statement on Form SB-2 became effective as of March 14, 2007. Our common stock became eligible for trading on the OTC Bulletin Board on May 3, 2007 under the ticker symbol “VBTR.OB.”  On October 5, 2007, as a result of our name change, our symbol changed to “EDVU.OB.”

Background

As VB Trade, Inc., we were engaged in the development of a website that would allow freelance web designers to sell their website designs on our website.  Our goal was to generate revenues by charging a commission of 30% on all products sold through our website.  We intended on becoming a "one-stop shopping" venue through which customers and freelance web designers can meet in a mutually beneficial fashion.

On September 21, 2007, Endeavor Uranium, Inc. (the “Subsidiary”), a wholly owned subsidiary of the Registrant, merged with and into the Registrant pursuant to the terms of an Agreement and Plan of Merger dated September 20, 2007 by and between the Registrant and Subsidiary (the ‘Merger”). As of September 21, 2007, the effective date of the merger, (i) the Registrant was the surviving corporation and the separate existence of Endeavor ceased in accordance with the provisions of the Nevada Revised Statutes; (ii) the Articles of Incorporation of the Registrant continued to be those of the surviving corporation; and (iii) the Registrant changed its name to Endeavor Uranium, Inc.

Following the Merger, on November 26, 2007, the Company acquired the leasehold interests to 12 unpatented mining claims located in Montrose County, Colorado, which consist of 240 acres about 10 miles from Naturita, Colorado and is known as the Baboon Basin property. It is yet to be determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

Overview

We are engaged in the acquisition and exploration of mineral properties in the Northwestern United States.  Our plan of operations for the next twelve months is to conduct exploration of our mineral properties.

We are an exploration stage company. Our most advanced projects are at the exploration stage and there is no assurance that any of our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Our Business

As an exploration stage mining company, our activities are currently focused on exploration, geological evaluation and feasibility studies on the Baboon Basin properties for uranium and other metals and, where warranted, efforts to develop and construct mining and processing facilities. We may enter into joint ventures, partnerships or other arrangements to accomplish these activities.

Competitive Business Conditions

We are a new and unestablished mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

General Government Regulations

Mining in the State of Colorado is subject to federal, state and local law.

The development, operation, closure and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation and environmental considerations. Unless and until a mineral source is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications and other decisions to be addressed at that time.

U.S. Federal Laws

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at the Baboon Basin property may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA") imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to the High Park Claims or the Proteus Claims or surrounding areas.

Colorado Laws

At the state level, mining operations in Colorado are also regulated by the Colorado Division of Reclamation Mining & Safety. We will be required to hold Colorado mining and reclamation permits that will mandate concurrent and post-mining reclamation of mines and will require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Colorado regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations.

Intellectual Property

We have not filed for any protection of our trademark for Endeavor Uranium, Inc.. We own the copyright of all of the contents of our website, www.endeavoruranium.com, which we are currently developing and updating.

Research and Development Expenditures

We have not spent any significant amounts on research and development activities since our inception.

Employees

As of April, 30, 2008, we have no part time or full time employees. We have two (2) Directors, both of which serve as executive officers.  Our CEO and President works part time as an independent contractor and works in the areas of business development and management. He currently contributes approximately 30 hours a week to Endeavor Uranium. We currently engage independent contractors in the areas of accounting, geological, legal, consulting, marketing, accounting, bookkeeping and other services.

Subsidiaries

As of April 30, 2008, we have no subsidiaries.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Item 2.    Properties

Our executive office is located at 999 18th Street, Suite 3000, in Denver, Colorado, which is also the residence of our Chief Executive Officer. We utilize approximately 750 square feet of space, and we have no lease. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms.

CLAIM DESCRIPTION & LOCATION

The Baboon Basin claims are within the east-central portion of the Uravan Mineral Belt. The property consists of 12 unpatented lode claims staked on United States Government lands administered by the Bureau of Land Management in Sections 5, 6, 7, and 8 of T46N R16W. The claim block is located approximately at latitude 38º 15, and longitude 109º 30, in southwest Colorado approximately 10 miles west of the town of Naturita, in Montrose County, Colorado.

The lowermost and uppermost sandstone benches of the Jurassic-age Salt Wash Member of the Morrison Formation host the uranium-vanadium deposits at the property. Nearby, exposures of the host rocks are in cliff bands about 60 feet high with a pronounced bench near the contact of the Salt Wash Member and the Brushy Basin Member, about 850 feet above the floor of Paradox Valley. The sedimentary succession exposed in the area is located on the northeast flank of the collapsed Paradox Anticline that trends 310° for 35 miles. South of the claim block, northwest trending faults cut this sedimentary succession (Heyl, 1957). The exposed bedding in the area strikes 330° to 310° and dips from 10° to 25° northeast (Heyl, 1957). Evidence of mining is not present on the claims. In the northeastern part of the claim block, the depth of the lowest mineralized unit is 850 feet beneath the surface, requiring either a long decline or deep shaft to access the lode horizons. In the early 1980s Atlas Minerals designed and began preparing for a mine entrance to access the uranium-vanadium deposits, but ceased all activities before constructing the portal of the planned long shallow decline located in the center of the “Portal” mine claim. There are no sources of surface water and no electrical lines near the mine. The nearest uranium-vanadium processing mill is Denison Mine‟s White Mesa Uranium Mill near the town of Blanding in southeastern Utah. White Mesa Mill should be operational in early 2008, and it should accept ore grades of greater than or equal to 0.10% U3O8 in minimum shipments of 5,000 tons. Energy Fuels Incorporated has submitted a proposal for the construction of a new uranium-vanadium processing mill on Pinyon Ridge in Paradox Valley, which is only 4.5 miles from the Baboon Basin claim property. The estimated date for the start of construction at Pinyon Ridge is 2010.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the claim is via Colorado State Highway 90 from the intersection with the eastern extent of the well-maintained Montrose County Road EE22 (Long Park Road). Access is also possible from the western end of County Road EE22 at the abandoned town site of Uravan just off Highway 141, approximately 10 miles to the northwest of the claim. An unnamed drill road spurs from EE22. From this point, access is from a series of unlabeled roads built during the 1950s through 1980s specifically for uranium exploration. Numerous drill roads are within and adjacent to the claims, providing good access to drilling sites for confirmation drilling and further exploration.

Naturita is the nearest center and it has an estimated population of approximately 660. The neighboring townships of Nucla and Norwood are also small, whereas Montrose is the largest center with a regional airport servicing Denver, Salt Lake City, Houston, and other seasonal towns. Broad, arching mesas and linear valleys define the topography on a regional scale. A characteristic feature of the landscape is the series of cliffs and benches forming Sawtooth Ridge, which ranges from about 5700 feet to 6900 feet in elevation. The topography is flat to gently sloping in the valley floor and on benches, but rocks of Triassic to Jurassic age crop out in rocky and steep slopes along the flanks of the valley.

Pinyon-juniper, oak brush, and serviceberry dominate the vegetation with sparse juniper, sagebrush, cacti, and grasses growing in the semi-arid, high desert plateau climate. Thin deposits of sandy loam overlay and interfinger with relatively dense sandstone gravels, cobbles, and small boulders. There are no sources of permanent water in the area.

Climatic data is available from Paradox Valley and Uravan. The average maximum monthly temperature in the area ranges from 92.5-95.4°F in July to the average minimum monthly of 12.0 - 15.7°F in January. The total average monthly precipitation varies from a low of 0.48” in June to 1.6” in August. Average monthly snowfall ranges from 3.7” to 7.3” in January with the spread of snow falling between October and April.

History

The development of uranium mining in Colorado reflects the natural association, development of knowledge, and demand through the years for three metals: radium, vanadium, and uranium. In 1871, the first discovery of uranium in the U.S. was at the Wood Mine in the Central City district. It became important because of its association with radium, which was in great demand because of the work of Marie and Pierre Curie. Production from the Central City district totaled about 36 tons of U3O8 by 1900 and most of that was hand-sorted high-grade ore.

Uranium mining in southwest Colorado started in the Roc Creek area in 1898 with a small shipment of very high-grade carnotite (K2(UO2)2(VO4)2.3H2O) ore. This small Roc Creek district was the beginning of the Uravan Mineral Belt (UMB), the largest uranium producing area in Colorado. The UMB supplied roughly half of the world‟s radium resources from 1910 to 1922. At the time, vanadium and uranium were only bi-products with little known uses. Activity in the UMB ceased with the mining of rich deposits of pitchblende (UO2-UO3) in the Belgian Congo, which lowered the price of radium.

Mining in the UMB revived during WWI and WWII when vanadium became a desirable commodity as an alloy to harden metal, causing the market price to increase. This steady demand for vanadium kept the district alive, but it was not until after World War II that the district experienced a major boom because the demand for uranium skyrocketed to meet the stockpiling needs of the U.S. Government‟

‘s nuclear weapons program.

Between 1948 and 1978, the UMB was one of the most productive uranium-vanadium (U-V) districts in the U.S. and was the most valuable U-V region in Colorado with the mining of 63 million pounds of U3O8 and 330 million pounds of V2O5. The position of the Baboon Basin claims in the Long Park area, along the central-eastern boundary of the UMB, fixes it distinctly within this established and lucrative mineral province.

The estimated historical production for the greater Long Park area through 1945 is approximately 1.3 million pounds of U3O8 and 7.6 million pounds of V2O5. Post-1945 production figures for the Long Park area as a whole are poorly documented; however, the total uranium production up to the early 1980s likely exceeded several million pounds.

In the late 1940s, the United States Geological Survey extensively explored for uranium mineralization in the Long Park area as part of a major program. In the period from 1949 to 1951, the drilling of approximately 100,000 feet of core in the Long Park area reflects the intensity of that exploration. These exploration programs continued into the late 1950s.

Throughout the history of the U-V development in this region, the claims located south and west of the Baboon Basin property were the focus of extensive exploration and mining. The EUI claim block is located on the southeastern margin of the Long Park area, which hosts extensive uranium-vanadium mineralization in the Salt Wash Member of the Morrison Formation. The nearest and most significant mineralization is in the Bitter Creek Mine Complex, which was active for over 40 years.

Geological Setting

The region between Grand Junction, Colorado and Monticello, Utah hosts numerous uranium-vanadium deposits (and some copper deposits). It includes numerous famous mining districts and regional mineralization trends (e.g. the Uravan Mineral Belt (UMB). This extensive region of mineralization lies along the eastern edge of the Colorado Plateau where exposures of a thick (8,500+ feet) sequence of Paleozoic to Cenozoic marine to continental sedimentary rocks overlie Proterozoic basement. These rocks have been uplifted and deformed during the tectonic movement of evaporite deposits in several orogenic events.

From about 510 to 340 million years ago, southwestern Colorado was the site of extensive deposition of marine to fluvial sediments. About 470 million years ago, a passive margin on the western edge of the North American continent transformed into an active subduction system (the Antler Arc), and this caused widespread compression and closure of the North American coast. Farther east a broad carbonate shelf blanketed much of the Western Interior. The Paleozoic rocks of pre-Pennsylvanian age are absent from the UMB and are not present on the uplifted Uncompahgre Plateau because of erosion during the late Paleozoic. Where some drill holes intersect the sequence they consist of marine carbonate and clastic rocks that are hundreds of feet thick.

Around 310 million years ago, the Antler Mountains were already eroding and even started subsiding in some areas. A marine basin covered most of western Utah and eastern Nevada. Collision of Africa along the southeastern margin of North America transferred stress into the crust and reactivated Proterozoic structures that initiated uplift of northwest-trending blocks in southwestern Colorado and southeastern Utah, forming the Ancestral Rocky Mountains. Uplift occurred mainly on vertical northwest-trending faults that caused the rise of the Uncompahgre block and the fall of the Paradox Basin to the south of the highlands.

In the Paradox Basin, deposition of a thick succession of interbedded marine and fluvial rocks formed the Pennsylvanian Hermosa Group. This Group, in part, contained thick deposits of salt and sulfate evaporite deposits. Exposures of the Hermosa Group are along the cores of salt anticlines that have been faulted and dissected to generate elongate valleys. This Group grades upward into a sequence of Pennsylvanian marine (Rico Formation) and Permian fluvial-dominated rocks (Cutler Formation) that formed about 280 to 270 million years ago, when sediments were shed from the Ancestral Rocky Mountains into the adjacent basin.

During deposition of the Hermosa Group and Cutler Formation, the ancestral Uncompahgre highlands uplifted further and the Paradox Basin continued to subside. Plastic deformation of the evaporite sequences, primarily contained within the Pennsylvanian Hermosa Group, led to the development of a series of northwest-trending faulted anticlines and synclines. Warping and deformational movements along faults beneath the basin produced a series of gentle northwesttrending anticlines and synclines in the Hermosa Group evaporite and limestone sequences, which were also subsequently faulted. This crustal deformation had essentially ceased by the end of the Permian, though this area was subjected to later deformational events during the late Mesozoic (Sevier orogeny) and early Cenozoic (Laramide orogeny).

In the late Permian, around 250 million years ago, the Western interior of North America was above sea level and dominated by terrestrial depositional systems. Approximately 240 million years ago, a broad fluvial and shallow marine depositional system (the Moenkopi Formation) covered much of the southern Western Interior. To the west, collisions continued on the western edge of North America leading to the development of a Cordilleran continental-margin volcanic arc system. The entire Colorado Plateau region was relatively stable tectonically during the Mesozoic except for gradual subsidence that kept the region close to sea level (Butler and Fischer, 1978). In the Late

Triassic (~ 215 million years ago), fluvial systems covered much of the Western Interior, and a volcanic back-arc system continued to develop on the western edge of the North American cordillera. River systems that developed in the Western Interior had their sources in the remnant highlands of the Appalachian Mountain system. Fluvial, lacustrine, and aeolian depositional systems dominated the Four Corners region from the early Jurassic, 200 million years ago until roughly 170 million years ago.

In the middle Jurassic (170 million years ago), a long, narrow epicontinental seaway developed within the Western Interior, and dune fields formed along the southeastern margin. About 150 million years ago, in the late Jurassic, uplift in Nevada reversed the direction of streams that were flowing across the region and the Morrison fluvial system expanded eastward across the Western Interior. This generated thick sheets of braided fluvial deposits, including deposition of the Salt Wash Member of the Morrison Formation. The sediment sources were the highlands to the west.

Contemporaneously continental arc volcanism extended along most of the western coast of North America. The volcanic materials, primarily ash and tuff are a potential source of the UMB uranium and vanadium deposits. Presumably, transportation of these elements was by a process of oxidative weathering, chemical dissolution, and aqueous migration into reducing environments of deposition. By about 145 million years ago, a large saline lake had spread across the eastern Colorado Plateau.

During the Triassic and Jurassic, in southwestern Colorado deposition of a thick non-marine sequence included the Jurassic Morrison Formation. Minor movement of evaporite deposits along salt anticlines is evident until the late Jurassic.

From 130 to 90 million years ago, the Western Interior was the site of an encroaching epicontinental seaway from the north, and to the west were uplands and a thrust belt in Nevada and western Utah (Sevier Orogeny). The Cordilleran arc was now a classic continental (Andean-style) arc along all or most of its length. The Western Interior seaway expanded and stretched from central Utah to the western Appalachians and from the Arctic to the Gulf of Mexico. The Sevier orogenic belt bordered the sea to the west, because of thrust faulting from compression of the

Cordilleran arc.

Between 75 and 45 million years ago, crustal movements associated with the Laramide orogeny caused uplift in southwestern Colorado and adjacent areas in response to flat-slab subduction of the Farallon plate beneath North America. The Western Interior seaway slowly retreated to the northeast, leaving vast alluvial plains. Magmatism associated with the Laramide orogeny generated intermediate to felsic magmas that pierced the older sedimentary successions, creating laccolithic igneous masses in the Ute, Carrizo, Elk, La Plata, Rico, La Sal, Henry, and Abajo Mountains.

In the Baboon Basin area, the stratigraphic section consists of the bottom of the Brushy Basin Member of the Morrison Formation, which lays beneath the Burro Canyon Formation and the Dakota Sandstone that crop out on the surface of the claims. The unmineralized exposures of the sedimentary units hide the uranium-vanadium deposits that lie beneath.

Mineralization

The uranium-vanadium ore-bearing Salt Wash Member of the Morrison Formation does not crop out within the boundaries of the claims, but it is visible in many outcrops along the flanks of Paradox Valley, a short distance to the southwest. Where it is exposed, the Salt Wash Member averages about 300 to 350 feet thick and is composed of light-colored, massive, cross-bedded sandstone ledges interbedded with red and gray clays and siltstones. The upper sandstone ledge, or "third rim", has been the major host of uranium mineralization throughout the district. In contrast, the lowermost sandstone unit, or "first rim" has produced only small amounts of uranium ore.

Drilling depths to the uranium ore-bearing lower sandstone unit of the Salt Wash Member within the Baboon Basin claim block average 600 to 800 feet, depending on the collar locations. Reliable stratigraphic sections of the lithological variation in the claim block are unavailable because the relevant information is missing.

While there are indications that the lower Salt Wash Member sandstone in this area appears, from the electric logs that they examined, to be a continuous unit split by several clay or siltstone units there are no records available. Correlations of mineralization between drill holes were only possible where the distance between adjacent holes is less than 200 ft.

The wide distribution of drill holes allows for the subdivision of the claim property into four resource areas. Six horizons of uranium mineralization occur in Area 1, in the southwest of the claim property. The north-south section across Area 1 reveals a possible north dipping sequence with uranium mineralization occurring in horizons up to 3.6 feet thick. Two mineralized horizons are close to the base of the sequence, two are discontinuous part way up the sequence and two occur as narrow lenses near the top. The average thickness of all mineralized horizons is 1.3 ft at an average grade of 0.19% U3O8.

In Area 2, the northeast cross section reveals two continuous horizons of mineralization with four discontinuous lenses. The second and fourth layers from the base are sufficiently continuous and in drill holes less than 200 ft apart, to allow calculation of an indicated resource. Of the continuous horizons, the thickest is only 1.4 ft whereas a solitary lens near the surface is 3.1ft thick. The average thickness of all mineralized horizons is 1.7 ft at an average grade of 0.24% U3O8.

Area 3 contains only three drill holes less than 200 ft apart. The correlated mineralized horizons indicate a northeasterly dip near the base of the sequence. The potential for indicated resource calculations would increase were more holes located close together. The available data limits estimations of an indicated resource to only three holes, the maximum thickness of the mineralization being 7.6ft. The average thickness of all mineralized horizons in this resource area is 2.1 ft at an average grade of 0.17% U3O8. A low-grade (0.011% U3O8), thick (12.2 ft) lens occurs near the surface in one hole.

In the northeastern part of the claim property Area 4 consists of a series of apparently southerly dipping mineralized horizons. Seven uranium-bearing lenses could occur here with two discontinuous lenses near the top of the sequence and five near the base. The thickest dipping horizon is 4ft thick, but is of low grade (0.038% U3O8). The average thickness of all mineralized horizons in this resource area is 1.4 ft at an average grade of 0.3% U3O8.

Examination of the resource areas indicates a relatively narrow channel of mineralization, about 300 ft wide trending and dipping to the northeast. Areas 1 and 4 seem to lie marginal to the main depositional channel because the mineralized horizons apparently dip towards the deepest parts of the channel. Areas 2 and 3 lie close to the main mineralization pathway and are the most prospective.

There have been six vertically distinct stacked ore horizons identified from an examination of the drilling data. Those horizons are approximately 6,500 feet long by 2,000 feet wide and trend in a northeast (49o) direction. The zones of uranium mineralization are intermittent lenses and pods within organic enriched horizons, similar to those in adjacent properties. Based on existing drill data, the individual ore horizons range from 9 feet thick to less than a foot. Since these deposits are stratabound, it was predicted that they have a 2° to 4° northeasterly dip, which is sub-parallel to bedding in the host strata.

Mineral Processing

There is no historical date describing the principal uranium minerals in the mineralized deposits of the Baboon Basin claims. Historically, the mineralization in the Uravan Mineral Belt is consistent across the region so that the typical uranium-vanadium minerals (carnotite, tyuyamunite, metatyuyamunite, roescolite, montroseite, and uraninite) should be present in the ores. The adjacent Bitter Creek mines did contain the typical mineral suite and presumably, the Baboon Basin claim deposits will contain the same assemblage. Processing of the ores therefore should not be different to the milling of other uranium-vanadium ores from the region.

The White Mesa Mill is operational and after 2010, the new Pinyon Ridge mill should be under construction. These two mills are within close proximity to the Baboon Basin property and should be capable of treating ore mined there.

Endeavor Uranium Incorporated has not yet undertaken any mineral processing or metallurgical testing of mineralized rocks collected from the Baboon Basin claim.

Plan of Operations

We do not presently have sufficient financing to undertake full exploration of our Baboon Basin property, and there is no assurance that we will be able to obtain the necessary financing. Our exploration program is preliminary in nature in that its completion will not result in a determination that the mineral property contains commercially exploitable quantities of mineralization. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining the Baboon Basin property is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on our mineral properties.

We plan to commence our exploration programs of the Baboon Basin property within 12 months, although we do not anticipate that we will complete a full exploration program of the properties within this time frame, and with our limited finances. Key factors that could delay our exploration programs beyond the projected timeframes include the following.

(a)	Poor availability of drill rigs due to high demand in Colorado;
(b)	Our inability to identify a joint venture partner and conclude a joint venture agreement where we anticipate a joint venture will be required due to the high costs of a drilling program;
(c)	Adverse weather; and
(d)	Our inability to obtain sufficient funding.

Key factors that could cause our exploration costs to be greater than anticipated include the following:

(a)	adverse drilling conditions, including caving ground, lost circulation, the presence of artesian water, stuck drill steel and adverse weather precluding drill site access;
(b)	increased costs for contract geologists and geochemical sampling crews due to increased demand in Colorado; and
(c)	increased drill rig and crew rental costs due to high demand in Colorado.

Our Board of Directors will make determinations as to whether to proceed with the additional exploration of our mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the preliminary exploration are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed with more advanced exploration.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate that further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of minerals, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of significant mineralization.

If we determine not to proceed with further exploration of any of our mineral claims due to results from geological exploration that indicate that further exploration is not recommended, we will attempt to acquire additional interests in new mineral resource properties. There is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

In October 2007, the Company hired Reardon Steel, LLC, which has staff geologists, to prepare a report evaluating the Baboon Basin Claims. Based on his own evaluation and on historical work, our geologist recommended a two stage exploration program, which we intend to carry out.

Our plan of exploration for the Baboon Basin Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
First Phase

Complete drilling of 13 new holes to confirm prior exploration results and delineate ore body.

Conduct ground scintillation survey to identify new drilling targets.

Undertake a scoping study to assess feasibility of putting the Baboon Basin property into production.

Second Phase	Conduct comprehensive drill program based on first phase results Stake out new drill holes, subject to phase 1 results Conduct survey and drilling evaluation of newly acquired claims

The anticipated timetable and estimated budget for completion for each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
First Phase of Drilling	Fall 2008	Exploration Equipment Field & survey work, mapping, project geologist salary and expenses for 12 months. 13 drill holes Permitting, surveying, and maintenance of claims
		Total Cost of First Phase	$380,000

Second Phase of Drilling	Spring 2009 or Fall 2009	Comprehensive drilling program of first phase area Property leasing and staking of new claims Evaluation of newly staked claims
		Total Cost of Second Phase	$400,000

Ownership Interest

The structure of the transaction in which we acquired the rights to the 12 non-patented mining claims is fully set forth in the Form 8-K filed by the Registrant on November 29, 2007, which is incorporated by reference herein.

Further, by way of Assignment Agreement dated January 26, 2008, a copy of which is being filed herewith, we acquired certain additional rights for consideration totaling $25,000 per month for 6 months, as fully set forth in the attached agreement.

Glossary of Technical Terms

Term	Definition
Autunite	A radioactive, yellow, greenish fluorescent mineral characterized by high uranium content and that is used as uranium ore.
Aphebian	A time period within the Precambrian era; (between 2.5 and 1.8 billion years ago)
Archean	The period in Earth's history between 2.5 billion years ago and 4.0 billion years ago
Anticlinal	A plane of growth or development at right angles to the nearest surface
Biotite

A widely distributed rock-forming mineral of the mica group. It is generally black, dark brown, or dark green and forms a component of crystalline rocks (either as an original crystal in igneous rocks, or as a product of metamorphic origin in gneisses and schists) or a detrital component of sedimentary rocks

Braided stream or braided stream channels.

A network of small channels separated by small and often temporary islands called braid bars. Braided streams are common wherever a drastic reduction in water flow causes the rapid deposition of the stream's sediment load. Braided channels are also typical of river deltas and areas of high erosion.

Extrusive	A body of igneous rock that has crystallized from a molten magma below the surface
Granite	A commonly occurring variety of intrusive igneous rock.
Ground Scintillation	A method of uranium prospecting that employs a scintillation counter, a specialized instrument for detecting the presence of radioactive minerals.
Gummite	A yellow amorphous mineral composed of uranium minerals, oxides, silicates, hydrates and hydrous oxides of uranium, derived from the alteration of uraninite. It is named for its gum-like consistency.
Intrusive	A body of igneous rock that has crystallized from a molten magma below the surface.
Igneous	A body of rock that has crystallized from a molten magma.
Eocene	A geologic period that extends between 55 and 34 million years ago.
Fluviatile	Living in rivers
Graben	An elongate crustal block that is relatively depressed (downdropped) between two fault systems.
Geochemical survey	A sampling program focusing on trace elements that are commonly found associated with mineral deposits. Common trace elements for gold are mercury, arsenic, and antimony.
Geologic mapping	The process of mapping geologic formations, associated rock characteristics and structural features.
Geophysical	The study of the earth by quantitative physical methods.
Geophysical survey	The systematic measurement of electrical, gravity, seismic, magnetic, or other properties as a tool to help identify rock type(s), faults, structures and minerals.
Metamorphic rock	Re-existing rock that has been physically changed by temperature, pressure, shearing stress, or chemical environment, generally at depth in the Earth’s crust.
Oligocene	A geologic period that extends between 34 million to 23 million years ago.
Orthoquartzites	Sandstone may be converted to quartzite by precipitation of silica from waters below the Earth's surface; such rocks are called orthoquartzites
Pitchblende	Common form of uraninite, a uranium rich mineral.

Proterozoic

The Proterozoic (also called the Cryptozoic) was an eon in geological time that lasted from 2.5 billion years ago to 540 million years ago. During the Proterozoic Eon, the first multicellular life evolved, including colonial algae, solf-bodied invertebrates, and sponges.

Pyroclastic	An adjective used to describe rock materials formed by fragmentation as a result of volcanic action
Quartz Monzonite	A rock enriched in lighter elements formed when molten rock (magma) cools and solidifies.
Rhyolite	A commonly occurring variety of extrusive igneous rock.
Sediment	Any particulate matter that can be transported by fluid flow and which eventually is deposited as a layer of solid particles on the bed or bottom of a body of water or other liquid.
Shale

Shale is a fine-grained sedimentary rock whose original constituents were clays or muds. It is characterized by thin laminae breaking with an irregular curving fracture, often splintery, and parallel to the often indistinguishable bedding planes. Non-fissile rocks of similar composition but made of particles smaller than 1/16 mm are mudstones. Rocks with similar particle sizes but with less clay and therefore grittier are siltstones.

Strata	Layers of sediment or layers of sedimentary rock.
Tertiary	A geological period that extends approximately 65 million to 1.8 million years ago.
Uraninite	A black, uranium-rich mineral that also contains lead and rare earths.
U3O8	A uranium feedstock ore that contains dirt and other rocks. It is for all subsequent uranium processing and applications.
Uranophane	A yellow, radioactive mineral composed of uranium and silica that forms from the oxidation of uranium bearing minerals.
Wall Mountain Tuff	A type of rock formed from volcanic ash ejected from vents during a volcanic eruption and forming on mountain walls.

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Our Common Stock

(a)

Our shares of common stock commenced trading on the OTC Bulletin Board (“OTCBB”) on May 3, 2007.  Prior to that date, our common stock was not listed for trading. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from May 3, 2007 through December 31, 2007.

	Bid
	High	Low
2007 Fiscal Year
Second Quarter	$0	$0
Third Quarter	$0	$0
Fourth Quarter	$1.02	$3.00

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

(b)

Holders. At December 31, 2007, there were 4 record holders of 65,344,800 shares of the Company’s Common Stock.

(c)

Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended December 31, 2007, and subsequently through the date of this Report.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Cash Requirements

Our cash on hand as of December 31, 2007 is $84. We do not have sufficient cash on hand to pay the costs of any of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. As such, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability. We hired several consultants to our marketing, regulatory and administrative staff during the course of 2007 in order to fully implement our plans for growth.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding would have an adverse affect on our development and results there from and a corresponding negative impact on shareholder liquidity.

Future Financings

Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $500,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we will require and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 200 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006.

Operating Revenues

We have not generated any revenues since inception.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $74,839 for the year ended December 31, 2007 compared to $24,728 for the same period in the prior year. SG&A expenses decreased due to less professional fees related to becoming a public company traded on the Over the Counter Bulletin Board (“OTCBB”).

Net Income

Net loss (pre-income tax) was $73,915 for the year ended December 31, 2007 compared to a net loss of $24,608 for the year ended December 31, 2006, with the decrease largely due to decreased expenses associated with becoming a fully reporting public company.

Liquidity and Capital Resources

Our cash and cash equivalent balances were $84 at December 31, 2007 compared to $67,093 for the comparable period in the prior year.

Overview

Net cash from operating activities was negative $63,916 at December 31, 2007, compared to negative $16,899 at December 31, 2006.

Operating Activities

The Company has more current assets than current liabilities. Working capital (the difference between the Company’s current assets and current liabilities) was $5,580,496 at December 31, 2007. Our net loss for the year, as adjusted for amortization and future income taxes, was $73,915 for the fiscal year ended December 31, 2007.

Financing Activities

During the year ended December 31, 2007, we did not receive any proceeds from the issuance of common stock through financing activities.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Critical Accounting Policies

We have identified the following critical accounting policies which were used in the preparation of our financial statements.

Exploration and Development Costs: Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. When it has been determined that a mineral property can be economically developed as a result of established proven and probable reserves, the costs to develop such property will be capitalized. Costs of abandoned projects will be charged to operations upon abandonment.

Long-lived Assets: The Company periodically evaluates the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Property Retirement Obligation: SFAS 143, “Accounting for Asset Retirement Obligations,” requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the related long-lived asset.

Stock- Based Compensation: SFAS 123(R), “Share-Based Payment”, requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). We utilize the Black-Scholes option-pricing model to determine fair value.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008 (September 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (September 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of this statement is not expected to have a material effect on our financial statements.

Item 7.    Financial Statements

The financial statements of the Company appear at Page F-1.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

Item 8A(T).  Controls and Procedures

(1)    Evaluation of Disclosure Controls and Procedures.     As required by Rule 13a-15 under the Exchange Act, our management, including Terry Heard, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Heard concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

(2)    Management’s Annual Report on Internal Control over Financial Reporting.     Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

The Company believes that its controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process

3.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and there is an inadequate amount of oversight by the Company’s board of directors in the financial statement reporting process. There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2008.  A whistleblower policy is not necessary given the small size of the organization.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Moore & Associates, Chartered, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2007.

(3)    Changes in Internal Controls.     During the period ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, subsequent to the year ended December 31, 2007, the Company has retained an outside consulting firm which specializes in Sarbanes Oxley compliance.  This consulting firm has assisted the Company in developing a system that should assist in rectifying the material weaknesses described herein.

Item 8B.   Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age, and position with our company of each director and executive officer are as follows:

Name	Age	Position	Director/Officer Since
Terrance Heard	71	Chief Executive Officer, Chief Financial Officer, and Director	2008
Carl Jonsson	73	Secretary	2008

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Terrance Heard, CEO, CFO & Director

Mr. Heard is a graduate of the Haileybury School of Mines and Montana Tech, and is a Member in good standing of the Association of Professional Engineers. He has practiced as an Exploration Geologist for 50 years and as a Professional Engineer for the past 35 years.   Mr. Heard has extensive experience in petroleum, coal, base and precious metals – including placer – diamonds and uranium.

Mr. Heard has worked in all of Canada’s Provinces and Territories, in Alaska, the 13 western Continental United States, in Mexico, Guatemala and Brazil. He has also worked extensively in Australia, Indonesia, Malaysia, Tunisia, Angola, South Africa, Ghana and China.

During the past 5 years, Mr. Heard has worked as an independent Professional Engineer and Geologist with various public and private corporations.

Carl Jonsson, Secretary

Mr. Jonsson holds a Bachelor of Laws Degree and is a member of the Law Society of British Colombia. Other than attending at meetings of the Board of Directors and time spent as the Company’s  Secretary, Mr. Jonsson’s services are rendered to the Company as a principal of the law firm of Tupper Jonsson & Yeadon. Mr. Jonsson does not have any other contractual relationship with the Company.

Mr. Jonsson’s principal occupation during the past 5 years has been acting as a lawyer and many of his clients have, during that period, been involved in aspects of mineral and n a tural resource exploration. Many of Mr. Jonsson’s functions during that period have been to advise his clients as to the requirements of the securities regulatory authorities having jurisdiction over them and the stock exchanges upon which their shares have been listed for trading. Mr. Jonsson has acted primarily as a corporate and securities lawyer for in excess of 35 years and holds directorships in various publicly traded companies, some of which are, or have been, in mineral exploration.

Mr. Jonsson’s directorships include positions as a director – and as a member of the Audit Committees – of Comaplex Minerals Corp. (“Comaplex”), Bonterra Energy Income Trust (“Bonterra”) and Pine Cliff Energy Ltd. (“Pine Cliff”) -  all of which are head-officed in Calgary, Alberta, Canada. Comaplex, the shares of which trade on the TSX Stock Exchange, conducts mineral exploration on a number of properties in Iqaluit (one of the Northwest Territories of Canada). Bonterra, the Trust Units of which trade on the TSX Stock Exchange, is an oil and gas producer. Pine Cliff is listed for trading on the TSX Venture Stock Exchange and is involved in oil and gas exploration in Canada and South America. Mr. Jonsson is also a Director of Caledonia Mining Corporation, the shares of which trade on the TSX Stock Exchange, the NASD Over-the-Counter Bulletin Board in the United States and the AIM market in London, and is head officed in Johannesburg, South Africa. It is carrying on exploration activities in South and East Africa, and has also carried on extensive mining exploration activities (during the period Mr. Jonsson has been a director) in Northern Canada, Scotland, Spain, South Africa and East Africa. Caledonia has operated mines in Spain and South Africa and is presently operating a mine in Zimbabwe.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

During the last five (5) years, none of our directors or officers has:

(1)                                  had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)                                  been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3)                                  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)                                  been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2006 all required filings were timely filed by each of its directors and executive officers.

Audit Committee

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Registrant will make the proper disclosures on Form 8-K.

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s most highly compensated executive officers as of December 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2007.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Terrance Heard, CEO & CFO	2007	$—	$—	—	—	—	—	—	$—
	2006	$—	$—	—	—	—	—	—	$—
Carl Jonsson, Secretary	2007	$—	$—	—	—	—	—	—	$—
	2006	$—	$—	—	—	—	—	—	$—

________________

There was no other compensation paid to any party during 2006 or 2007 that would require disclosure herein.

There were no stock options granted or exercised by the named executive directors in 2007.

Employment Agreements

The Registrant has no written employment agreements.

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-

There were no stock based awards under the Equity Incentive Plan in 2007 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Terrance Heard	—	—	—	$—	—	—	—	—	—
Carl Jonsson	—	—	—	$—	—	—	—	—	—

DIRECTOR COMPENSATION

Cash Compensation

Directors receive no cash compensation for services rendered.

Director Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each person who was a director as of December 31, 2007.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Terrance Heard Director	$—	—	$—	—	—	—	$—

(1)                                  Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

(2)                                  Excludes awards or earnings reported in preceding columns.

(3)                                  Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2007, by:

•

each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;

•

each director;

•

each of our chief executive officer and our other two most highly compensated executive officers; and

•

all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 65,344,865 common shares outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table is c/o the Registrant.

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Terrance Heard	0	0

Carl Jonsson	0	0

Leongatha Management Inc.	9,725,000	14.88%

Mayan Minerals Ltd.	4,275,000	6.54%
CEDE & Co.	51,342,300	78.57%

_______

*Mayan Minerals Ltd. is wholly owned by Terrance Heard, our President and CEO.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

As of the date of this prospectus, other than the two transactions described below, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

•

our Directors or Executive Officers;

•

any nominee for election as a Director;

•

any principal security holder identified in the preceding “Security Ownership of Management and Certain Security Holders” section; or

•

any relative or spouse, or relative of such spouse, of the above referenced persons.

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form SB-2 filed on March 5, 2007.
10.1	Assignment Agreement dated January 26, 2008	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2007, we engaged Moore & Associates, Chartered, as our independent auditor.  For the year ended December 31, 2007, we were billed by Moore & Associates, Chartered, aggregate fees as discussed below.

•                  Audit Fees:  Fees for audit services totaled $5,250 and $1,500 in 2007 and 2006, respectively, including fees associated with the annual audit and the reviews of our quarterly reports on Form 10-QSB.

•                  Audit-Related Fees:  Fees for audit-related services totaled $0 in 2007 and 2006, respectively.  Audit-related services principally included accounting consultations.

•                  Tax Fees:  We did not engage Moore & Associates, Chartered, for any tax related services during 2007 or 2006.

•                  All Other Fees:  Fees for other services not included in the above were $0 in both 2007 and 2006.

Audit Fees

During the year ended December 31, 2007, the aggregate fees billed or estimated to be billed to us for professional services rendered by Moore & Associates, Chartered, for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $5,250.

Audit-Related Fees

During fiscal 2007, there were no fees billed to us for any other products or services provided by Moore & Associates, Chartered, other than the services reported above.

Tax Fees.

During fiscal 2007, there were no fees billed to us for any other products or services provided by Moore & Associates, Chartered, other than the services reported above.

All Other Fees.

During fiscal 2007, there were no fees billed to us for any other products or services provided by Moore & Associates, Chartered, other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2008.

Endeavor Uranium, Inc. a Nevada Corporation
By:
/s/ Terrance Heard
Terrance Heard Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Welwind Energy International Corporation and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Terrance Heard	Chief Executive Officer and Chairman of the Board	May 1, 2008
Terrance Heard

/s/ Carl Jonsson	Secretary & Director	May 1, 2008
Carl Jonsson

Endeavor Uranium, Inc

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Endeavor Uranium, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Endeavor Uranium, Inc. (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on July 6, 2005 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Uranium, Inc. (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on July 6, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $98,495, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

May 1, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

  BALANCE SHEETS

(Audited)

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$84	$67,093
Total Current Assets	84	67,093

OTHER ASSETS
Mining Property	5,600,000	-
Total Other Assets	5,600,000	-

TOTAL ASSETS	$5,600,084	$67,093

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,000	$-
Due to related party (Note 5)	9,588	7,680

TOTAL CURRENT LIABILITIES	19,588	7,680

STOCKHOLDERS’ EQUITY (DEFICIT )
Preferred Stock, authorized (Note 4)
10,000,000 shares par value $0.001	-	-
Common Stock, authorized
6,500,000,000 shares par value $0.0001
Issued and outstanding:
65,344,865 at December 31, 2007. 376,344,865 at December 31, 2007	6,535	37,635
Additional paid in Capital.	5,672,458	46,358
Deficit accumulated during the exploration stage	(98,495)	(24,579)

STOCKHOLDERS’ EQUITY	5,580,496	59,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$5,600,084	$67,093

The accompanying notes are an integral part of these financial statements

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

 STATEMENTS OF OPERATIONS

(Audited)

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006	Cumulative results of operations from July 6, 2005 (date of inception) to December 31, 2007
INCOME

Interest Income	$(924)	$(120)	$(1,823)

EXPENSES

Office and general	47,164	4,128	52,043
Professional fees	27,675	20,600	48,275
Provision for Income Tax.	-	-	-

NET LOSS	$(73,915)	$(24,608)	$(98,495)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,646,235	8,721,647

The accompanying notes are an integral part of these financial statements

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Audited)

FROM INCEPTION (July 6, 2005) TO DECEMBER 31, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
	Number of shares	Amount

Balance, July 6, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued to Founders for services July 7, 2005 at $0.001 per share	65	0.065	-	-	-

Net loss for the period	-	-	-	(750)	(750)

Balance, December 31, 2005	65	0.065	-	(750)	(750)

Common stock issued to Founders for cash June 30, 2006 zt $0.0001 per share	325,000,000	32,500	(27,500)	-	5,000

Private Placement closed October 30, 2006 at $0.10 per share	51,344,800	5,135	73,858	-	78,993

Net loss for the year	-	-	-	(23,830)	(23,830)

Balance, December 31, 2006	376,344,865	37,635	46,358	(24,580)	59,413

Common stock cancelled October 2007	(325,000,000)	(32,500)	27,000	-	(5,000)

Common stock issued for Mining Property November 2007 at $0.10 per share for 10,000,000 and $1.15 per share for 4,000,000	14,000,000	1,400	5,598,600	-	5,600,000

Net loss for the year	-	-	-	(73,915)	(73,915)

Balance, December 31, 2007	65,344,865	$6,535	$5,672,458	$(98,495)	$5,580,497

All share amounts have been restated to reflect the 65 to1 forward split in October 2007.

The accompanying notes are an integral part of these financial statements

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

 STATEMENTS OF CASH FLOWS

(Audited)

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006	Cumulative results of operations from inception (July 6, 2005) to December 31, 2007

Cash Flows From Operating Activities
Net loss	$(73,915)	$(24,728)	$(98,495)
Change in non-cash working capital
-accounts payable and accrued liabilities	10,000	6,031	10,000
Net Cash Used In Operating Activities	(63,916)	(16,899)	(88,496)

Investing Activity	-	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	83,992	83,992
Related party advance	1,907	-	9,588
Shares returned to Treasury	(5,000)	-	(5,000)
Net Cash Provided In Financing Activities	(3,093)	83,992	88,580

Net Increase (Decrease) In Cash		67,093	84

Cash, Beginning Of Period	67,093	-	-

Cash, End Of Period	$84	$67,093	$84

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH ACTIVITIES
Stock issued for services	$0.065	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-
Stock issued for investment.	$-	$-	$-
Stock issued for Mining Property	$5,600,000	$-	$-

The accompanying notes are an integral part of these financial statements

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

NOTE 1 – NATURE OF CONTINUANCE OF OPERATIONS

We were incorporated as a Nevada company on July 6, 2005 under the name VB Biotech Laboratories, Inc.  On June 20, 2006, we changed our name to VB Trade, Inc. On September 21, 2007, we changed our name to Endeavor Uranium, Inc.  We have not generated any revenue to date and are a development stage company.

Our registration statement on Form SB-2 became effective as of March 14, 2007. Our common stock became eligible for trading on the OTC Bulletin Board on May 3, 2007 under the ticker symbol “VBTR.OB.”  On October 5, 2007, as a result of our name change, our symbol changed to “EDVU.OB.”

Background

As VB Trade, Inc., we were engaged in the development of a website that would allow freelance web designers to sell their website designs on our website.  Our goal was to generate revenues by charging a commission of 30% on all products sold through our website.  We intended on becoming a "one-stop shopping" venue through which customers and freelance web designers can meet in a mutually beneficial fashion.

On September 21, 2007, Endeavor Uranium, Inc. (the “Subsidiary”), a wholly owned subsidiary of the Registrant, merged with and into the Registrant pursuant to the terms of an Agreement and Plan of Merger dated September 20, 2007 by and between the Registrant and Subsidiary (the ‘Merger”). As of September 21, 2007, the effective date of the merger, (i) the Registrant was the surviving corporation and the separate existence of Endeavor ceased in accordance with the provisions of the Nevada Revised Statutes; (ii) the Articles of Incorporation of the Registrant continued to be those of the surviving corporation; and (iii) the Registrant changed its name to Endeavor Uranium, Inc.

Following the Merger, on November 26, 2007, the Company acquired the leasehold interests to 12 unpatented mining claims located in Montrose County, Colorado, which consist of 240 acres about 10 miles from Naturita, Colorado and is known as the Baboon Basin property. It is yet to be determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

Overview

We are engaged in the acquisition and exploration of mineral properties in the North Western United States.  Our plan of operations for the next twelve months is to conduct exploration of our mineral properties.

We are an exploration stage company. Our most advanced projects are at the exploration stage and there is no assurance that any of our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

NOTE 1 – NATURE OF CONTINUANCE OF OPERATIONS (continued)

Overview (continued)

There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $98,495 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on July 6, 2005 in the State of Nevada. The fiscal year end of the Company is December 31.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with US generally accepted accounting principles.

Natural Resource Properties

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of natural resource properties. Natural resource property acquisition and exploration costs are expensed as incurred. When it has been determined that a natural resource property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

Segmented Reporting

SFAS Number 131, “Disclosure of Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended December 31, 2007, all operations took place in the United States.

.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at December 31, 2006, and December 31, 2007 the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, basic and diluted loss per share are the same.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

a)   monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

b)   non-monetary assets at historical exchange rates; and

c)   revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statements of operations.

.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company has not had any advertising expenses since inception.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

 SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at December 31, 2007 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments  an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No.140”, but they will not have a material effect in Company’s results of operations or financial position.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

Newly Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has not had a material effect on the Company's financial statements.

NOTE 3– MINERAL PROPERTIES

On or about November 26, 2007, the Registrant completed the transactions set forth:

The Registrant entered into an Agreement with Leongatha Management, Inc. (“Leongatha”), wherein Registrant received the right to acquire leases to ten groups of unpatented mining claims (“Ten Groups”) located in Colorado.

The Registrant agreed to issue an aggregate of 10,000,000 shares of its common stock (5,725,000 shares to Leongatha and the balance to Mayan) in consideration for Leongatha’s agreement. For each lease entered into by the Registrant, a cash payment of $25,000 or $50,000, varying upon the one of two types of claim groups, will be due to Mayan and on the anniversary date of each such lease, a payment will be due from Registrant to Mayan as follows:

ANNIVERSARY	TYPE 1	TYPE 2

1st	$50,000	$100,000
2nd	$100,000	$100,000
3rd	$100,000	$200,000
4th and thereafter*	$100,000	$200,000

*Until the commencement of production from the claims in the group.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

NOTE 3– MINERAL PROPERTIES (continued)

The Registrant may make up to 75% of the above payments in shares of its common stock with the number of shares to be calculated on the basis of what would be the discounted Market Price on the TSX Venture Exchange if the shares were traded on that Exchange (the “Formula”).

The Registrant also received a second assignment from Leongatha.

INDCO assigned its rights to Leongatha in consideration of Leongatha accepting INDCO’s obligations to Mayan and Leongatha assigning those rights to Registrant in consideration of (a) the immediate reimbursement of the $100,000 down payment and 4,000,000 shares of common stock, and (b) upon Registrant giving notice to purchase the Skidmore Property, the sum of $1,000,000, along with the $2,900,000 balance of the purchase price and the $300,000 due to Mayan.

On November 16, 2007 (effective as of November 9, 2007), Mayan and the Registrant entered into a Mining Lease with respect to unpatented mining claims in Colorado and Utah for an initial period of 5 years with a potential for a “Development and Mining Period” extension of ten years. Rental payments are as follows:

a)	$375,000 on execution of the lease;

b)	$750,000 on November 9, 2008;

c)	$1,000,000 on November 9, 2009; and

d)	$1,500,000 on November 9, 2010, if production has not commenced and the same amount annually until commencement of production.

For all payments, except the initial $375,000 payment, Registrant may make payment of 75% of the amount due in shares of Registrant’s common stock calculated by the Formula. In the event Endeavor sells or consumes any ores, concentrates, minerals or other products removed from the subject claims, it will be required to make royalty payments to Mayan.

There can be no assurance that the Registrant will be able to secure adequate financing to lease and/or purchase, as the case may be, the respective properties on commercially reasonable terms to the Company or at all. Additionally, even if such financing is secured, there can be no assurance that any commercially viable minerals will be extracted or, if extracted, will be of sufficient magnitude to allow the Registrant to derive a profit. Similarly, there can be no assurance that the Registrant will not sustain substantial losses in these endeavors.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

NOTE 4– STOCKHOLDERS’ EQUITY

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

On September 21, 2007 the company’s board of directors, approved an increase in the authorized common shares from 100,000,000 shares, par value $0.0001 to 6,500,000,000 shares, par value $0.0001 by consent resolution. The Registrant’s articles were amended with the State of Nevada on September 21, 2007.

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

On October 2007 the 325,000,000 issued on June 30, 2006 were cancelled and returned to Treasury. The $5,000 cash is payable.

On November 23, 2007 the Registrant issued 5,725,000 shares to Leongatha as part of the property agreement.

On November 23, 2007 the Registrant issued 4,275,000 shares to Mayan Minerals as part of the property agreement

On November 26th the Registrant issued 4,000,000 shares to Leongatha as part of a second property agreement.

As of December 31, 2007 the Registrant had 65,344,865 shares of common stock issued and outstanding.

As of December 31, 2007 and 2006 there were no outstanding stock options or warrant.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

NOTE 5– RELATED PARTY TRANSACTIONS

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

As at December 31, 2007 and 2006 there were no outstanding stock options or warrants.

On November 2007 a director loaned $84 to the Registrant. As at December 31 2007 the Company owes Mr. Ray Primack a total of $9,588.

NOTE 6 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN 48 for reporting purposes. As of December 31, 2007 the Company had net operating loss carry forwards of approximately $98,495 that may be available to reduce future years’ taxable income and will expire beginning in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 7 – SUBSEQUENT EVENTS

During the quarter following the year end the Company received loans totalling $63,450 from SB2Capital Holdings LLC. These are demand loans.