Form 10-Q
period 2008-03-31
Endeavor Uranium, Inc.
filed 2008-05-20
CIK 1388410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10 – Q

_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:   000-52534

ENDEAVOR URANIUM, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	72-1619357
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

PO Box 250

Naturita, CO 80122

(970) 865-2884
 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	Over-the-Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

with a copy to:

SteadyLaw Group, LLP

501 W. Broadway, Suite 800

San Diego, CA 92101

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The registrant has 65,344,865 shares of common stock outstanding as of May 14, 2008.

Quarterly Report on FORM 10-Q

For The Period Ended

March 31, 2008

Table of Contents

Endeavor Uranium, Inc.

PART I.

Item 1.  FINANCIAL STATEMENTS

Endeavor Uranium, Inc

(An Exploration Stage Company)

 FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

BALANCE SHEETS	5

INTERIM STATEMENTS OF OPERATIONS	6

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY	7

INTERIM STATEMENTS OF CASH FLOWS	8

NOTES TO THE INTERIM FINANCIAL STATEMENTS	9

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

  BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$84	$84
Total Current Assets	84	84

OTHER ASSETS
Mining Property	5,600,000	5,600,000
Total Other Assets	5,600,000	5,600,000

TOTAL ASSETS	$5,600,084	$5,600,084

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,750	$10,000
Due to related party (Note 5)	9,588	9,588
Loan payable (Note 8)	52,503	-

TOTAL LIABILITIES	76,841	19,588

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, authorized (Note 4)
10,000,000 shares par value $0.001
Common Stock, authorized
6,500,000,000 shares par value $0.0001
Issued and outstanding:
65,344,865 at March 31, 2008.	6,535	6,535
Additional paid in Capital.	5,672,458	5,672,458
Deficit accumulated during the exploration stage	(155,750)	(98,495)

STOCKHOLDERS’ EQUITY	5,523,243	5,580,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,600,084	$5,600,084

The accompanying notes are an integral part of these financial statements

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative results of operations from July 6, 2005 (date of inception) to March 31, 2008
INCOME

Interest Income	$-	-	$(1,823)

EXPENSES

Office and general	13,632	1,727	65,675
Professional fees	4,000	20,000	52,275
Property Extension Fees	25,000	-	25,000
Property Technical Reports	14,623		14,623
Provision for Income Tax	-	-	-

NET LOSS	$(57,255)	$(21,727)	$(155,750)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,344,865	51,344,865

The accompanying notes are an integral part of these financial statements

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FROM INCEPTION (July 6, 2005) TO MARCH 31, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 6, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued to Founders for services July 7, 2005 at $0.001 per share	65	0.065	-	-	-

Net loss for the period	-	-	-	(750)	(750)

Balance, December 31, 2005	65	0.065	-	(750)	(750)

Common stock issued to Founders for cash June 30, 2006, at $0.0001 per share	325,000,000	32,500	(27,500)	-	5,000

Private Placement closed October 30, 2006 at $0.10 per share	51,344,800	5,135	73,858	-	78,993

Net loss for the year	-	-	-	(23,830)	(23,830)

Balance, December 31, 2006	376,344,865	37,635	46,358	(24,580)	59,413

Common stock cancelled October 2007	(325,000,000)	(32,500)	27,000	-	(5,000)

Common stock issued for Mining Property November 2007	14,000,000	1,400	5,598,600	-	5,443,500

Net loss for the year	-	-	-	(73,915)	(73,915)

Balance, December 31, 2007	65,344,865	6,535	5,672,458	(98,495)	5,580,498

Net Loss for the period	-	-	-	(57,255)	(57,255)

Balance, March 31, 2008	65,344,865	$6,535	$5,672,458	$(155,750)	$5,523,243

All share amounts have been restated to reflect the 65 to 1 forward split in October 2007.

The accompanying notes are an integral part of these financial statements

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative results of operations from inception (July 6, 2005) to March 31, 2008

Cash Flows From Operating Activities
Net loss	$(57,255)	$(21,727)	$(155,750)
Change in non-cash working capital
- accounts payable and accrued liabilities	4,752	-	14,752
- loan payable	52,503	-	52,503
Net Cash Used In Operating Activities	-	(21,727)	(88,495)

Cash Flow from Investing Activity	-	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-	83,991
Related party advance	-	-	9,588
Shares returned to Treasury	-	-	(5,000)
Net Cash Provided By Financing Activities	-	-	88,579

Net Increase (Decrease) In Cash		(21,727)	84

Cash, Beginning Of Period	84	67,093	-

Cash, End Of Period	$84	$45,366	$84

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH ACTIVITIES
Stock issued for services	$0.065	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-
Stock issued for investment.	$-	$-	$-
Stock issued for Mining Property	$5,600,000	$-	$-

The accompanying notes are an integral part of these financial statements

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

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

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

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

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

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

These interim financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $155,750 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

For the period ended March 31, 2008, all operations took place in the United States.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at March 31, 2008, and December 31, 2007 the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As at March 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

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

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

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

An Amendment Agreement to the original Agreement of Sale was made effective on January 26,  2008 whereby the Registrant and the Vendors agreed to extension payments of $25,000 per month for each month the Registrant delays the payment of the $375,000. The first extension payment was paid March 6, 2008.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

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

During the year ended March 31, 2006, the Registrant accepted subscriptions for 51,344,800 common shares, or an aggregate of $78,992, from 46 investors under a private placement. The Registrant accepted the subscriptions on various dates throughout the year of 2006.

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

As of March 31, 2008 the Registrant had 65,344,865 shares of common stock issued and outstanding.

As of March 31, 2008 and December 31, 2007 there were no outstanding stock options or warrant.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

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

As at March 31, 2007 and 2006 there were no outstanding stock options or warrants.

On November 2007 a director loaned $84 to the Registrant. As at March 31 2007 the Company owes Mr. Ray Primack a total of $9,588.

NOTE 6 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN 48 for reporting purposes. As of March 31, 2008 the Company had net operating loss carry forwards of approximately $155,750 that may be available to reduce future years’ taxable income and will expire beginning in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

During the quarter following this period the Company received loans totalling $80,015 from SB2 Capital Holdings LLC. These are demand loans.

As at April 3, 2008 the Company terminated the services of Holladay Stock Transfer and signed an agreement with Action Stock Transfer effective as at April 3, 2008.

As at April 1, 2008 the Company retained special outside general counsel. A payment of $5,000 is to be paid on April 1, 2008 and $5,000 per month thereafter.

ENDEAVOR URANIUM, INC

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 8– LOANS

As at March 31, 2008 the Company received loans totalling $52,503 from SB2 Capital Holdings LLC. These are demand loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Intellectual Property

We have not filed for any protection of our trademark for Endeavor Uranium, Inc. We own the copyright of all of the contents of our website, www.endeavoruranium.com, which we are currently developing and updating.

Research and Development Expenditures

We have not spent any significant amounts on research and development activities since our inception.

Employees

As of May 14, 2008, we have no part time or full time employees. We have two (2) Directors, both of which serve as executive officers.  Our CEO and President works part time as an independent contractor and works in the areas of business development and management. He currently contributes approximately 30 hours a week to Endeavor Uranium. We currently engage independent contractors in the areas of accounting, geological, legal, consulting, marketing, accounting, bookkeeping and other services.

Subsidiaries

As of May 14, 2008, we have no subsidiaries.

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

Mining in the UMB revived during WWI and WWII when vanadium became a desirable commodity as an alloy to harden metal, causing the market price to increase. This steady demand for vanadium kept the district alive, but it was not until after World War II that the district experienced a major boom because the demand for uranium skyrocketed to meet the stockpiling needs of the U.S. Government’s nuclear weapons program.

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

In the late Permian, around 250 million years ago, the Western interior of North America was above sea level and dominated by terrestrial depositional systems. Approximately 240 million years ago, a broad fluvial and shallow marine depositional system (the Moenkopi Formation) covered much of the southern Western Interior. To the west, collisions continued on the western edge of North America leading to the development of a Cordilleran continental-margin volcanic arc system. The entire Colorado Plateau region was relatively stable tectonically during the Mesozoic except for gradual subsidence that kept the region close to sea level (Butler and Fischer, 1978). In the LateTriassic (~ 215 million years ago), fluvial systems covered much of the Western Interior, and a volcanic back-arc system continued to develop on the western edge of the North American cordillera. River systems that developed in the Western Interior had their sources in the remnant highlands of the Appalachian Mountain system. Fluvial, lacustrine, and aeolian depositional systems dominated the Four Corners region from the early Jurassic, 200 million years ago until roughly 170 million years ago.

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

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Cash Requirements

Our cash on hand as of March 31, 2008 is $84. We do not have sufficient cash on hand to pay the costs of any of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. As such, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2008 COMPARED TO THE PERIOD ENDED MARCH 31, 2007.

Operating Revenues

We have not generated any revenues since inception.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $57,255 for the period ended March 31, 2008 compared to $21,727 for the same period in the prior year. SG&A expenses increased due to additional professional fees associated with us being a public company traded on the Over the Counter Bulletin Board (“OTCBB”).

Net Income

Net loss (pre-income tax) was $57,255 for the period ended March 31, 2008 compared to a net loss of $21,727 for the period ended March 31, 2007, with the increase largely due to increased expenses associated with becoming a fully reporting public company.

Liquidity and Capital Resources

Our cash and cash equivalent balances were $84 at March 31, 2008 compared to $45,366 for the comparable period in the prior year.

Overview

Net cash from operating activities was negative $57,255 at March 31, 2008, compared to negative $21,727 at March 31, 2007.

Operating Activities

The Company has more current assets than current liabilities. Working capital (the difference between the Company’s current assets and current liabilities) was $5,538,046 at March 31, 2008. Our net loss for the quarter ended March 31, 2008, as adjusted for amortization and future income taxes, was $57,255.

Financing Activities

During the period ended March 31, 2008, we did not receive any proceeds from the issuance of common stock through financing activities.

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

ITEM 4(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2008 due to the material weaknesses in our internal control over financial reporting identified in our 2007 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:

While we have continued our efforts to address each of the material weaknesses identified in our 2007 Form 10-KSB, there were no material changes in our internal control over financial reporting during the most recently completed quarter.  We have not identified any additional material weaknesses during this quarter.  We are not planning to report on whether there has been full remediation of the identified material weaknesses until our 2008 report on internal control over financial reporting is complete.

(c)           Changes in Internal Control Over Financial Reporting:

During the period ended March 31, 2008, the Company retained an outside accountant to assist in Sarbanes Oxley compliance.

During 2008, the company will be directing concerted focus to full compliance with Sarbanes-Oxley requirements, as revised in Audit Standard No. 5 for small businesses, in implementing Section 404(a) of the Act.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1(A). RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, other than those reported in on Form 8-Ks filed during the period ended March 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)

Reports on Form 8-K.

During the period ended March 31, 2008, we filed reports on Form 8-K on the following dates:

None.

Subsequent to the period ended March 31, 2008, we filed reports on Form 8-K on the following dates:

April 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 20, 2008	Endeavor Uranium, Inc. (Registrant) By: /s/ Terrance Heard
Terrance Heard Director, CEO and President