Form 10-Q
period 2008-06-30
Endeavor Uranium, Inc.
filed 2008-08-14
CIK 1388410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10 – Q

_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:   000-52534

ENDEAVOR URANIUM, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	72-1619357
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

PO Box 250

Naturita, CO 84122

Tel. (970) 865-2884

Fax (970) 865 2885

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

YES ☐   NO ☒

The registrant has 65,344,865 shares of common stock outstanding as of August 15, 2008.

Quarterly Report on FORM 10-Q

For The Period Ended

June 30, 2008

Table of Contents

Endeavor Uranium, Inc.

PART I.

Item 1.  FINANCIAL STATEMENTS

Endeavor Uranium, Inc.

(An Exploration Stage Company)

June 30, 2008

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	June 30, 2008 $ (unaudited)	December 31, 2007 $

ASSETS

Current Assets

Cash	3,516	84

Total Current Assets	3,516	84

Mineral Properties (Note 3)	5,600,000	5,600,000

Total Assets	5,603,516	5,600,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	54,959	10,000

Accrued Liabilities	220,430	–

Due to Related Parties (Note 5)	9,588	9,588

Note Payable (Note 4)	161,798	–

Total Liabilities	446,775	19,588

Stockholders’ Equity

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil common shares	–	–

Common Stock Authorized: 6,500,000,000 common shares, with a par value of $0.0001 Issued and outstanding: 65,344,865 common shares	6,535	6,535

Additional Paid-In Capital (Note 4)	5,672,458	5,672,458

Accumulated Deficit During the Exploration Stage	(522,252)	(98,497)

Total Stockholders’ Equity	5,156,741	5,580,496

Total Liabilities and Stockholders’ Equity	5,603,516	5,600,084

Going Concern (Note 1)

Commitments (Note 6)

(The accompanying notes are an integral part of these financial statements)

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30,2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30,2007	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and Administrative	10,179	45,867	23,811	48,162	75,856
Mineral Property	337,754	–	377,377	–	377,377
Professional Fees	18,567	21,925	22,567	41,925	70,842

Total Expenses	366,500	67,792	423,755	90,087	524,075

Other Income (Expenses)

Interest Income	–	905	–	–	1,823

Net Loss for the Period	(366,500)	(66,887)	(423,755)	(90,087)	(522,252)

Net Loss Per Share – Basic and Diluted	(0.01)	–	(0.01)	–

Weighted Average Shares Outstanding	65,344,800	153,008,600	65,344,800	153,008,600

(The accompanying notes are an integral part of these financial statements)

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2008
	$	$	$

Operating Activities

Net loss for the period	(423,755)	(65,989)	(522,252)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	265,389	–	275,389
Due to related parties	–	–	9,588

Net Cash Provided By (Used in) Operating Activities	(158,366)	(65,989)	(237,275)

Financing Activities

Proceeds from loans payable	161,798	–	161,798
Proceeds from issuance of common shares	–	–	83,993
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	161,798	–	240,791

Increase (Decrease) in Cash	3,432	(65,989)	3,516

Cash – Beginning of Period	84	66,194	–

Cash – End of Period	3,516	205	3,516

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000

(The accompanying notes are an integral part of these financial statements)

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Endeavor Uranium, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. (“VB Labs”).  On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc. (“VB Trade”), with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at June 30, 2008, the Company had a working capital deficit of $443,259 and an accumulated deficit of $522,252. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Colorado and Utah, as well as exploring for new mineral property claims in the United States.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on May 2, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2008, and the results of its operations and cash flows for the six month period ended April 30, 2008 and 2007. The results of operations for the period ended April 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

c)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008 and December 31, 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Financial Instruments

The fair value of financial instruments which include: cash, accounts payable, accrued liabilities, and amounts due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

g)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2008, the Company had no cash equivalents.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Mineral Properties

The Company has been in the exploration stage since its formation on June 6, 2005 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

j)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)

Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. For the six months ended June 30, 2008, the Company did not record any revenues.

l)

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

m)

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

3.

Mineral Properties

a)

Ten Groups

On November 26, 2007, the Company entered into an agreement (the “Agreement”) with Leongatha Management Inc. (“Leogantha”) where the Company acquired ten groups of unpatented mining claims in Colorado is in exchange for 10,000,000 common shares of the Company (issued as 5,725,000 common shares to Leongatha, and 4,275,000 common shares to Mayan Minerals Ltd. (“Mayan”), a company controlled by the President of the Company).  In addition, the Company is committed to remitting annual cash payments to Mayan of the following amounts for each lease ranging from $25,000 to $50,000 per lease varying on the types of claims groups until commencement of production for the mineral claims acquired:

Payment Date	Type I	Type II
November 26, 2008	$50,000	$100,000
November 26, 2009	$100,000	$100,000
November 26, 2010	$100,000	$200,000
All anniversary periods thereafter	$100,000	$200,000

Under the terms of the Agreement, payment of the above commitments can be made with common shares of the Company based on an agreed-upon formula and limited to 75% of the total commitment.

b)

Baboon Basin

On November 26, 2007, the Company received an assignment from Leogantha to acquire twelve unpatented mineral claims in the east-central portion of the Uravan Mineral Belt in Colorado, commonly known as Baboon Basin, in exchange for $100,000 and 4,000,000 common shares of the Company.  In addition, on or before January 6, 2008, the Company must pay an additional $1,000,000 along with the original $3,200,000 acquisition price of the property, which includes $300,000 to Mayan, a company controlled by the President of the Company.

In January 2008, the Company entered into an extension for the payment of the $2,900,000 acquisition price, in which the Company deferred payment to July 6, 2008 at a fee penalty of $25,000 per month.  The first extension payment was due on March 6, 2008.  As at June 30, 2008, the Company has remitted payment of $100,000 to extend the final payment of the acquisition price.

4.

Loans Payable

a)

As at June 30, 2008, the Company received demand loans of $120,639 (2007 - $ nil) from SB2 Capital Holdings LLC, a company controlled by a shareholder of the Company.  The loans are unsecured, non-interest bearing, and are due on demand.

b)

As at June 30, 2008, the Company received demand loans of $41,159 (2007 - $ nil) from Mayan Minerals Ltd., a company controlled by the President of the Company.  The loans are unsecured, non-interest bearing, and are due on demand.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

5.

Related Party Transactions

a)

As at June 30, 2008, the Company owes $9,588 (2007 - $9,588) to a director of the Company for financing of day-to-day activities.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

On November 26, 2007, the Company issued 4,275,000 common shares to Mayan Minerals Ltd., a company controlled by the President of the Company, as part of the Company’s acquisition of the Ten Groups mineral claims.  Refer to Note 3(a).

c)

Refer to Note 4.

d)

Refer to Note 6.

6.

Commitments

On November 16, 2007 (effective as at November 9, 2007), the Company entered into a Mining Lease (the “Lease”) with Mayan, a company controlled by the President of the Company, with respect to unpatented mining claims in Colorado and Utah for an initial period of five years and an option for an extension of ten years.  Under the terms of the Lease, the Company is obligated to the following lease payments until commencement of production on the relevant mineral claims:

Payment Date	Amount ($)
November 9, 2007	375,000
November 9, 2008	750,000
November 9, 2009	1,000,000
November 9, 2010 and thereafter	1,500,000

For all payments subsequent to the initial payment of $375,000, the Company can remit 75% of the amount due in common shares of the Company based on a pre-determined formula agreed between the Company and Mayan.  Furthermore, in the event of future revenues earned from the mineral claims within the Lease, the Company is required to remit royalty payments to Mayan.  As at June 30, 2008, the Company has not recognized any revenues with respect to the mineral claims noted within the Lease.

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

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Background

As VB Trade, Inc., we were engaged in the development of a website that would allow freelance web designers to sell their website designs on our website.  Our goal was to generate revenues by charging a commission of 30% on all products sold through our website.  We intended on becoming a “one-stop shopping” venue through which customers and freelance web designers can meet in a mutually beneficial fashion.

On September 21, 2007, Endeavor Uranium, Inc. (the “Subsidiary”), a wholly-owned subsidiary of the Registrant, merged with and into the Registrant pursuant to the terms of an Agreement and Plan of Merger dated September 20, 2007 by and between the Registrant and Subsidiary (the ‘Merger”). As of September 21, 2007, the effective date of the merger, (i) the Registrant was the surviving corporation and the separate existence of Endeavor ceased in accordance with the provisions of the Nevada Revised Statutes; (ii) the Articles of Incorporation of the Registrant continued to be those of the surviving corporation; and (iii) the Registrant changed its name to Endeavor Uranium, Inc.

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”) imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to the High Park Claims or the Proteus Claims or surrounding areas.

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

Employees

As of the date of this Report we have no part time or full time employees. We have two (2) Directors, both of which serve as executive officers.  Our CEO and President works part time as an independent contractor and works in the areas of business development and management. He currently contributes approximately 30 hours a week to Endeavor Uranium. We currently engage independent contractors in the areas of accounting, geological, legal, consulting, marketing, accounting, bookkeeping and other services.

Subsidiaries

As of the date of this Report we have no subsidiaries.

Properties

Our executive office is located in 140 East Main Street, Naturita, Colorado, which is also the residence of our Chief Executive Officer. We utilize approximately 750 square feet of space, and we have no lease. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms.

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

During deposition of the Hermosa Group and Cutler Formation, the ancestral Uncompahgre highlands uplifted further and the Paradox Basin continued to subside. Plastic deformation of the evaporite sequences, primarily contained within the Pennsylvanian Hermosa Group, led to the development of a series of northwest-trending faulted anticlines and synclines. Warping and deformational movements along faults beneath the basin produced a series of gentle northwest trending anticlines and synclines in the Hermosa Group evaporite and limestone sequences, which were also subsequently faulted. This crustal deformation had essentially ceased by the end of the Permian, though this area was subjected to later deformational events during the late Mesozoic (Sevier orogeny) and early Cenozoic (Laramide orogeny).

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

Mineralization

The uranium-vanadium ore-bearing Salt Wash Member of the Morrison Formation does not crop out within the boundaries of the claims, but it is visible in many outcrops along the flanks of Paradox Valley, a short distance to the southwest. Where it is exposed, the Salt Wash Member averages about 300 to 350 feet thick and is composed of light-colored, massive, cross-bedded sandstone ledges interbedded with red and gray clays and siltstones. The upper sandstone ledge, or “third rim”, has been the major host of uranium mineralization throughout the district. In contrast, the lowermost sandstone unit, or “first rim” has produced only small amounts of uranium ore.

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

Cash Requirements

As at June 30, 2008, we had cash on hand of $3,516. We do not have sufficient cash on hand to pay the costs of any of our operations as projected to twelve (12) months or less and to fund our operations for that same period of time. As such, we will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2008 COMPARED TO THE PERIOD ENDED JUNE 30, 2007.

Operating Revenues

We are an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Companies, and have not generated any revenues since our inception.

Selling, General and Administrative (“SG&A”) Expenses

For the six months ended June 30, 2008, our SG&A expenses were $23,811 compared to $48,162 for the six months ended June 30, 2007.  The decrease in SG&A expenses were attributed to the fact that we incurred lower amounts of general costs, such as travel.

Mineral Property Expenditures

For the six months ended June 30, 2008, our mineral property expenditures were $377,377 compared to $ nil for the six months ended June 30, 2007.  The increase in mineral property expenditures were attributed to drilling and geological costs of approximately $196,000, geological and surveying costs of approximately $35,000, and fee payments for extending the final payment of our acquisition of Baboon Basin of $75,000.

Net Income

Our net loss for the six months ended June 30, 2008 was $423,755 compared to $90,987 for the six months ended June 30, 2007.  The increase in the net loss was attributed to mineral expenditure costs of approximately $377,000 that was incurred during fiscal 2008 as the Company commenced geological and surveying costs of its Baboon Basin mineral claims.

Liquidity and Capital Resources

As at June 30, 2008, our cash balance was $3,516 compared to $205 as at June 30, 2007.  We had a working capital deficit of $443,259 as at June 30, 2008 compared to a working capital deficit of $7,475 as at June 30, 2007.  The increase in the working capital deficit is attributed to timing differences of unpaid mineral exploration costs and professional fees.

Operating Activities

For the six months ended June 30, 2008, we had a negative cash flow from operating activities of $158,366 compared with a negative cash flow from operating activities of $65,989 for the six months ended June 30, 2007.  The increase in the negative cash flow is attributed to mineral property expenditures and professional fees that were incurred during the six month period.

Financing Activities

During the six months ended June 30, 2008, we received cash financing of $161,798 from the issuance of notes payable from related parties to support our day-to-day operations.  For the six months ended June 30, 2007, we did not receive or repay any debt or equity financing.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Comprehensive Loss:  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008 and December 31, 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

ITEM 4(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of June 30, 2008 due to the material weaknesses in our internal control over financial reporting identified in our 2007 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(b)

Reports on Form 8-K.

During the period ended June 30, 2008, we filed reports on Form 8-K on the following dates:

April 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2008	Endeavor Uranium, Inc. (Registrant) By: /s/ Terrance Headr
Terrance Heard Director, CEO and President