Form 10-Q
period 2008-09-30
Endeavor Uranium, Inc.
filed 2008-11-14
CIK 1388410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10 – Q

_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:   000-52534

ENDEAVOR URANIUM, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	72-1619357
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

10161 Park Run Drive, Suite 150

Las Vegas, NV 89145

619-399-3090

 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	Over-the-Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

with a copy to:

Carrillo Huettel, LLP

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    YES ☒   NO ☐

The registrant has 65,344,865 shares of common stock outstanding as of September 30, 2008.

Quarterly Report on FORM 10-Q

For The Period Ended

September 30, 2008

Table of Contents

Endeavor Uranium, Inc.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Endeavor Uranium, Inc.

(An Exploration Stage Company)

September 30, 2008

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	September 30, 2008 $ (unaudited)	December 31, 2007 $

ASSETS

Current Assets

Cash	347	84

Total Current Assets	347	84

Mineral Properties (Note 3)	–	5,600,000

Total Assets	347	5,600,084

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	4,688	10,000

Accrued Liabilities	22,150	–

Due to Related Parties (Note 5)	9,588	9,588

Note Payable (Note 4)	124,568	–

Total Liabilities	160,994	19,588

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share issued and outstanding: nil common shares	–	–

Common Stock Authorized: 6,500,000,000 common shares, with a par value of $0.0001 issued and outstanding: 65,344,865 common shares	6,535	6,535

Additional Paid-In Capital (Note 4)	5,937,406	5,672,456

Accumulated Deficit During the Development Stage	(6,104,588)	(98,495)

Total Stockholders’ Equity (Deficit)	(160,647)	5,580,496

Total Liabilities and Stockholders’ Equity (Deficit)	347	5,600,084

Going Concern (Note 1)

(The accompanying notes are an integral part of these financial statements)

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Accumulated from July 6, 2005 (Date of Inception) to September 30, 2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and Administrative	4,997	464	28,808	46,331	80,851
Mineral Property (Note 3)	5,600,000	–	5,977,377	–	5,977,377
Professional Fees	18,500	750	41,067	22,675	89,342

Total Expenses	5,623,497	1,214	6,047,252	69,006	6,147,570

Other Income (Expenses)

Gain on Settlement of Debt	41,159	–	41,159	–	41,159
Interest Income	–	19	–	924	1,823

Net Loss for the Period	(5,582,338)	(1,195)	(6,006,093)	(68,082)	(6,104,588)

Net Loss Per Shares – Basic and Diluted	(0.09)	–	(0.09)	–

Weighted Average Shares Outstanding	65,344,800	206,209,562	65,344,800	206,209,562

(The accompanying notes are an integral part of these financial statements)

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Accumulated from July 6, 2005 (Date of Inception) to September 30, 2008
	$	$	$

Operating Activities

Net loss for the period	(6,006,093)	(68,082)	(6,104,588)

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of Mineral Properties	5,600,000	–	5,600,000
Gain on Settlement of Debt	(41,159)	–	(41,159)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	16,838	1,824	26,838
Due to related parties	–	–	9,588

Net Cash Used In Operating Activities	(430,414)	(66,258)	(509,321)

Financing Activities

Proceeds from loans payable	165,727	–	165,727
Proceeds from shareholders	264,950	–	264,950
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	430,677	–	509,668

Increase (Decrease) in Cash	263	(66,258)	347

Cash – Beginning of Period	84	67,093	–

Cash – End of Period	347	834	347

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at September 30, 2008, the Company had a working capital deficit of $160,647 and an accumulated deficit of $6,104,588. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 31, 2008, the Company’s exploration of its mineral properties, as noted in Note 3, did not yield results that would be profitable to continue exploration.  As at September 30, 2008, the Company has impaired the net book value of its mineral properties and are currently exploring the acquisition of other mineral properties.  On September 30, 2008, a shareholder of the Company assumed $264,950 of outstanding debt owed by the Company to various creditors and forgave a note payable with a book value of $41,159, which has been recorded as a gain on settlement of debt for the nine months ended September 30, 2008.

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

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and cash flows for the nine month period ended September 30, 2008 and 2007. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008 and December 31, 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2008, the Company had no cash equivalents.

i)

Mineral Properties

The Company has been in the exploration stage since its formation on June 6, 2005 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.  As at September 30, 2008, all acquisition and exploration costs have been charged to operations.

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

k)

Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. For the nine months ended September 30, 2008, the Company did not record any revenues.

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

3.

Mineral Properties

On July 31, 2008, the Company ceased further exploration on its mineral properties and have impaired the full value of its acquisition costs of $5,600,000 to operations.

4.

Loans Payable

a)

As at September 30, 2008, the Company received demand loans of $124,568 (2007 - $ nil) from a third party.  The loans are unsecured, non-interest bearing, and are due on demand.

b)

As at September 30, 2008, Mayan Minerals Ltd., a company controlled by the former President of the Company, forgave outstanding loans of $41,159 owing from the Company for the payment of operating expenditures.

5.

Related Party Transactions

a)

As at September 30, 2008, the Company owes $9,588 (2007 - $9,588) to a director of the Company for financing of day-to-day activities.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

On September 5, 2008, the Board of Directors of Endeavor Uranium, Inc. (the “Company”) determined that due to our inability to procure viable mining properties in our target areas and our further inability to raise the capital required to continue pursuing leased claims, and based on the financial condition of the Company, the Company shall cease all active exploration in the Baboon Basin and, presently, has no right, title or interest to any mining claims whatsoever.

At this time we plan to undertake further discussions with the owners of potential mining properties in North America. However, we anticipate that we will require additional financing in order to pursue any potential claims and there is no assurance that we will be able to obtain the necessary financing. Further, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists.

Accordingly, the Board will consider and pursue any and all viable acquisition candidates in the mining industry as well as any other potential acquisition candidates from other, non-mining related industries.

Intellectual Property

We have not filed for any protection of our trademark for Endeavor Uranium, Inc.

Research and Development Expenditures

We have not spent any significant amounts on research and development activities since our inception.

Employees

As of the date of this Report we have no part time or full time employees. We have one (1) Director which serves as our sole executive officers and she works part time as an independent contractor and works in the areas of business development and management. She currently contributes approximately 20 hours a week to Endeavor Uranium.

Subsidiaries

As of the date of this Report we have no subsidiaries.

Properties

Our executive office is located at 10161 Park Run Drive, Suite 150, Las Vegas, Nevada 89145. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms.

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

Cash Requirements

Our cash on hand as of September 30, 2008 is $347. We do not have sufficient cash on hand to pay the costs of any of our operations or to fund our operations. As such, we will require additional financing over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2007.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 were $5,623,497 compared with $1,214 for the three months ended September 30, 2007.  The increase of $5,622,283 was attributed to the impairment of mineral properties totaling $5,600,000, increase in professional fees of $17,750 attributed to increased legal and accounting fees relating to the Company’s required filings and for agreements with respect to the settlement of the Company’s outstanding liabilities, and increase in general and administrative expenses of $4,533.

Operating expenses for the nine months ended September 30, 2008 were $6,047,252 compared with $68,082 for the nine months ended September 30, 2007.  The increase of $5,979,170 was attributed to the impairment of mineral properties totaling $5,600,000, mineral property exploration expenses of $377,377, increase in professional fees of $18,392 for increases in legal and accounting fees associated with the Company’s required SEC filings, and were offset by a decrease in general and administrative expense of $17,523 due in large part to the fact that the Company had limited cash flows.

Net Loss

Net loss for the three months ended September 30, 2008 was $5,582,338 compared with $1,195 for the three months ended September 30, 2008.  The increase in net loss of $5,581,143 is attributed to the impairment of the mineral properties totaling $5,600,000, increase in professional fees of $17,750 attributed to increased legal and accounting fees relating to the Company’s required filings and for agreements with respect to the settlement of the Company’s outstanding liabilities, and an increase of $4,533 for general and administrative expense.  The net loss was offset by a gain on settlement of debt of $41,159.

Net loss for the nine months ended September 30, 2008 was $6,006,093 compared with $68,082 for the nine months ended September 30, 2007.  The increase of $5,938,011 is attributed to the impairment of mineral properties totaling $5,600,000, mineral property exploration expenses of $377,377, an increase in professional fees of $18,392 for increases in legal and accounting fees associated with the Company’s required SEC filings, offset by gain on settlement of debt of $41,159 in September 2008.

Liquidity and Capital Resources

As at September 30, 2008, the Company’s cash balance was $347 compared to $84 as at December 31, 2007.

As at September 30, 2008, the Company had a working capital deficit of $160,647 compared with a working capital deficit of $19,504 as at September 30, 2007.  The increase in the working capital deficit was attributed to increases in demand loans of $124,568 that was used to finance the Company’s exploration costs of its mineral properties and for legal and accounting expenses incurred during the nine month period ended September 30, 2008.

Cashflow from Operating Activities

During the nine months ended September 30, 2008, the Company used $430,414 of cash for operating activities compared to the use of $66,258 of cash for operating activities during the nine months ended September 30, 2007.   The increase in cashflows used for operating activities is attributed to mineral property exploration costs incurred of $377,377.

Financing Activities

During the nine months ended September 30, 2008, the Company received $430,677 of cash from financing activities compared to $nil for the nine months ended September 30, 2007.  The increase in cashflows provided from financing activities included $264,950 from shareholders and $165,727 from demand loans, of which $41,159 was forgiven as at September 30, 2008.

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

ITEM 4(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2008 due to the material weaknesses in our internal control over financial reporting identified in our 2007 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 13, 2008, the Company filed with the Securities and Exchange Commission its Definitive Proxy Statement on Schedule 14A, the same is incorporated herein by this reference.

ITEM 5.  OTHER INFORMATION

On September 5, 2008, Terrance Heard resigned from all positions with the Registrant, including Chief Executive Officer, Chief Financial Officer and Director. Additionally, Carl Jonsson resigned as Secretary.

Additionally, at that same meeting, the outgoing Board appointed Ms. Bertha Cruz, a resident of Mexico, as the new interim President, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director of the Registrant.

Since 2001, Ms. Cruz is a private investor involved in real estate development and management projects based primarily in Mexico. Ms. Cruz’s track record has made her well versed in all areas of the real estate business and project management. Prior to her involvement in the real estate industry, Ms. Cruz was involved with various private corporations serving the needs of physicians, including providing solutions to multi-physician care centers for the integration and management of complex infrastructure requirements and cross discipline reference systems.

On October 2, 2008, Ms. Bertha Cruz resigned from all positions with the Registrant, including interim Chief Executive Officer, Chief Financial Officer and Director, and, as her final act the sole member of the Company’s Board of Directors, Ms. Cruz appointed Jennifer Karlovsky as the new interim President, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director of the Registrant. Ms. Karlovsky accepted such appointment.

Since obtaining her liberal arts degree from Northern Illinois University in 2000, and until 2005, Ms Karlovsky served as an outside consultant to various privately held corporations where her responsibilities primarily included assisting companies with complex financial analysis and accounting matters. During such time, Ms. Karlovsky also participated in the review and analysis of all facets of contracting procedures, financial planning and seamless integration, of both eternal and external corporate operations. From 2006 to 2007, Ms. Karlovsky served as the vice president of operations for a privately held tax company.  Since 2007, Ms. Karlovsky has been engaged as a Financial Administrator overseeing the project accounting, contracting and revenue assurance for a privately held company in the health care services industry, where she has also had significant direct engagement with service providers on multi-million dollar projects.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO & CFO)	Filed herewith

(b)

Reports on Form 8-K.

During the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

d)

September 5, 2008

Subsequent to the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

•

October 2, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2008	Endeavor Uranium, Inc. (Registrant) By: /s/ Jennifer Karlovsky
Jennifer Karlovsky Director, CEO and President