Form 10-K
period 2008-12-31
Endeavor Power Corp
filed 2009-04-07
CIK 1388410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 0-52534

___________________________________

ENDEAVOR POWER CORP.

(Name of Small Business Issuer in Its Charter)

Nevada	72-1619357
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

3939 Royal Drive, Suite 226

Kennesaw, GA 30144

(Address of principal executive offices)

(866) 982-0999

(Registrant’s Telephone Number)

with a copy to:

Carrillo Huettel, LLP

501 W. Broadway, Suite 800

San Diego, CA 92101

Telephone (619) 399-3090

Telecopier (619) 330-1888

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      .   No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes      .   No  X .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .   No      .

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      .                                      Accelerated Filer       .

Non-Accelerated Filer       .                  Smaller Reporting Company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Issuer’s revenues for its most recent fiscal year: Nil

As of March 23, 2009, there were 65,344,865 shares of the registrant’s Common Stock outstanding.

ENDEAVOR POWER CORP.

Report on Form 10-KSB

PART I.

FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Endeavor may participate, competition within Endeavor’s chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.

DESCRIPTION OF BUSINESS.

Introduction

We were incorporated as a Nevada company on July 6, 2005 under the name VB Biotech Laboratories, Inc. On June 20, 2006, we changed our name to VB Trade, Inc. On September 21, 2007, we changed our name to Endeavor Uranium, Inc. Finally, on December 19, 2008 we changed our name to Endeavor Power Corp.  Our registration statement on Form SB-2 became effective as of March 14, 2007. Our common stock became eligible for trading on the OTC Bulletin Board on May 3, 2007 under the ticker symbol “VBTR.OB.” On October 5, 2007, as a result of our name change, our symbol changed to “EDVU.OB.” On January 23, 2009, as a result of our name change, our symbol changed to “EDVP.OB.”

On September 5, 2008, the Board of Directors determined that due to our inability to procure viable mining properties in our target areas and our further inability to raise the capital required to continue pursuing leased claims, and based on the financial condition of the Company, the Company ceased all operation. The Company’s Board of Directors decided that the Company would likely be considered a “shell company.” Accordingly, during the majority of the Fourth Quarter of 2008, the Company was not operating and was solely in the business of identifying and pursuing acquisition, partnership or suitable venture candidates.

December 23, 2008, the Company entered into a Joint Venture Agreement (“Joint Venture Agreement”) with Federated Energy Corporation (“Federated”). Under the terms of the Joint Venture Agreement, the Company agreed to provide incremental funding to Federated to be used to fund operations and in return the Company would receive a 51% working interest in certain leaseholds in Nowata County, Oklahoma (the “JV Wells”) owned by Federated. In addition to the foregoing, the Company received a right of first refusal to purchase an additional 51% in all future wells developed by Federated, which Federated presently owns in exchange for $45,000 per well to be tendered by the Company to Federated.

As the Company had limited or no operations during the Fourth Quarter of 2008 the following information is based on, and reflects, the Company’s new business direction and plan of operation under the Joint Venture Agreement.

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

On September 21, 2007, Endeavor Uranium, Inc. (the “Subsidiary”), a wholly-owned subsidiary of the Registrant, merged with and into the Registrant pursuant to the terms of an Agreement and Plan of Merger dated September 20, 2007 by and between the Registrant and Subsidiary (the “Merger”). As of September 21, 2007, the effective date of the merger, (i) the Registrant was the surviving corporation and the separate existence of Endeavor ceased in accordance with the provisions of the Nevada Revised Statutes; (ii) the Articles of Incorporation of the Registrant continued to be those of the surviving corporation; and (iii) the Registrant changed its name to Endeavor Uranium, Inc.

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

On September 5, 2008, the Board of Directors determined that due to our inability to procure viable mining properties in our target areas and our further inability to raise the capital required to continue pursuing leased claims, and based on the financial condition of the Company, the Company ceased all active exploration in the Baboon Basin and as a result had no right, title or interest to any mining claims whatsoever. Accordingly, the Company’s Board of Directors decided that the Company would likely be considered a “shell company.” At that time we planned to undertake further discussions with the owners of potential mining properties in North America. Accordingly, the Board considered and pursued all viable acquisition candidates in the mining industry as well as any other potential acquisition candidates from other, non-mining related industries.

Finally, on December 23, 2008, the Company entered into a Joint Venture Agreement (“Joint Venture Agreement”) with Federated Energy Corporation (“Federated”). Under the terms of the Joint Venture, the Company agreed to provide incremental funding to Federated for operations in return for a 51% of the interest owned by Federated in certain leaseholds in Nowata County, Oklahoma (the “JV Wells”), in exchange for $525,000 in cash to be provided in incremental payments. In addition to the foregoing, the Company received a right of first refusal to purchase an additional 51% in all future wells developed by Federated, which Federated presently owns, in exchange for $45,000 per well to be tendered by the Company to Federated.

Federated has guaranteed production from each JV Well at a minimum of 20 barrels of oil per month for the initial 12 months following the commencement of development operations, if any JV Well fails to meet production minimums Federated shall, at no cost to the Company, transfer the working interest in the nonconforming JV Well to another well producing at or above the minimum monthly level.  This, we believe, will allow the Company to fund and participate in the funding and exploration of only viable producing wells. The Company and Federated shall mutually benefit from the effective and expeditious use of funds in order to maximize returns from each JV Well. The Company now plans to carry on the business of funding and partnering with Federated in the production and exploration of the as its sole line of business.

As an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located primarily in North America. Our primary objective is to increase shareholder value. To accomplish this objective, our business strategy is focused on the following:

Further Exploitation of Existing Properties. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively recompleting existing wells. We also focus on reducing the operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been actively developed in the past.

Property Portfolio Management. We will evaluate our property base to identify opportunities to divest non-core, higher cost or less productive properties with limited development potential. This strategy allows us to focus on a portfolio of core properties with significant potential to increase our proved reserves and production.

Pursuit of Strategic Transactions. We continue review opportunities to acquire producing properties, leasehold acreage and drilling prospects. We seek negotiated transactions to acquire operational control of properties that we believe have significant exploitation and exploration potential. Our strategy includes a significant focus on increasing our holdings in fields and basins in which we already own an interest.

Maintenance of Financial Flexibility. We believe the Company should be structured and financed so that internally generated cash flows cover all operating expenses, general and administrative expense and interest expense, that drawn borrowing capacity should be used for lower risk development expenditures and that the capital markets should be used to fund acquisitions of producing properties and leasehold acreage, and to fund higher risk development and exploration activities.

Strategic alignment.   We have secured through the alignment with our strategic partnerships a unique ability to analyze and operate both our existing properties and future potential acquisitions. When our domestic production has reached a critical mass, we plan to re-evaluate the suitability of adding an exploratory and/or International component to our strategy.

Risk management.  The Company has used commodity price derivatives in the past to reduce our exposure to price fluctuations and reserves the right to do so in the future, if management believes that such derivatives will improve the balance between risk and rewards.

Current Activities/Plan of Operation

North Eastern Oklahoma

The Patrick Henry Lease is located in the North Eastern part of Oklahoma. It will be the first of many projects to be developed in the area. The areas of focus for 2009 will be primarily in Rogers County, Nowata County and Craig County. Endeavor and Federated will also be exploring other nearby areas when it is appropriate. Development and production of the leases will consist of a combination of primary and secondary recovery. Secondary recovery efforts will include water flood and the use of an NCO2 machine to re-pressure existing formations and enhance and increase production.

Nowata County, Oklahoma

Endeavor and Federated are preparing to explore thirteen (13) well and one (1) saltwater injection well re-work project scheduled for the winter of 2009. The projects are located in Nowata County, Oklahoma and are surrounded by production that has been in existence since the early 1900’s. We plan to re-enter the 13 wells, acid frac the Bartlesville oil pay formation, equip the wells and put them into production. By performing an acid frac on each of the wells we would expect substantial production from each well for 6 months or more and then potentially settled production for a number of years thereafter. The Bartlesville is divided into 2 distinct members, referred to as Upper and Lower Bartlesville. Upper Bartlesville sand thickness is 9.6 net feet and covers the complete area. Lower Bartlesville averages 24.7 net feet and covers the same area. A shale zone at up to 15 feet thickness separates the two zones. Structure of the shale does not appear significant to the production. Sand pinches to the East and dips gently to the West – North West at the rate of some 60 feet per mile. We believe that these wells are relatively shallow in nature and are inexpensive by today’s standards to develop, maintain, and operate.

Effect of Existing or Probable Governmental Regulations on the Business.

We are subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to timely disclose certain events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

We believe that these reporting obligations will increase our annual legal and accounting costs.

For a further discussion of Governmental Regulations that may have an effect on our business please see the “Risk Factors” section hereof.

Employees.

The Company has no full time employees, and our Chief Executive Officer and Director have been and will continue to dedicate as much time to the development of the Company as necessary to ensure that the Joint Venture progresses as planned. Further, as part of the Transaction, Federated has added 6 additional persons to its staff dedicated to the Joint Venture projects.

ITEM 1A.

RISK FACTORS.

Risk Factors.

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Current Report on Form 8-K, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only risks we will face. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us , material risks related to our industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

Our future revenues, if any, will be derived from our oil exploration operations. There are numerous risks, known and unknown, that may prevent us from achieving our goals including, but not limited to, those described below. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition and/or results of operations may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained under the section entitled “Description of the Business” beginning on page 7 of this report for further details pertaining to our business and financial condition.

Oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.

Our revenues, profitability and future growth and the carrying value of our properties depend substantially on prevailing oil and gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and gas that we can economically produce and have an adverse effect on the value of our properties. Prices for oil and gas have increased significantly and been more volatile over the past twelve months. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

•

the domestic and foreign supply of oil and gas;

•

the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to agree upon and maintain oil prices and production levels;

•

political instability, armed conflict or terrorist attacks, whether or not in oil or gas producing regions;

•

the level of consumer product demand;

•

the growth of consumer product demand in emerging markets, such as China;

•

weather conditions, including hurricanes;

•

the price and availability of alternative fuels;

•

labor unrest in oil and gas producing regions;

•

the price of foreign imports; and,

•

worldwide economic conditions.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas.

Assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Our recent growth is due to the Joint Venture acquisitions of properties. We expect that acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating and capital costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise.

As a result of these factors, we may not be able to acquire oil and gas properties that contain economically recoverable reserves on acceptable terms or we may acquire reserves that become uneconomic.

Estimates of oil and gas reserves are uncertain and any material inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

This report on Form 8-K contains estimates of our proved oil and gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of our reserves. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploitation and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. Although we have prepared estimates of these oil and gas reserves and the costs associated with development of these reserves in accordance with SEC regulations, we cannot assure you that the estimated costs or estimated reserves are accurate, that development will occur as scheduled or that the actual results will be as estimated.

The operation of the JV Wells may not be profitable or achieve our targeted returns.

We invest in property that we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon our initial investments. Additionally, we cannot guarantee that any leasehold acreage we may acquire will be profitably developed, that new wells funded by us will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results are dependent upon the current and future market prices for oil and gas, costs associated with producing oil and gas and our ability to add reserves at an acceptable cost.

In addition, we may not be successful in implementing our business strategy of controlling and reducing our production costs in order to improve our overall return. The cost of drilling, completing and operating a well is often uncertain and cost factors can adversely affect the economics of a project. We cannot predict the cost of drilling, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

•

unexpected drilling conditions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

adverse weather conditions, including hurricanes;

•

compliance with governmental requirements; and

•

shortages or delays in the availability of drilling rigs and the delivery of equipment.

Current levels of production are inadequate to support the operations of the Company and permit a profit.

If we are unable to generate sufficient cash flow from operations to service our debt, we may have to obtain additional financing through the issuance of debt and/or equity. We cannot be sure that any additional financing will be available to us on acceptable terms. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. The level of our debt financing could also materially affect our operations.

If our future revenues decrease due to lower oil and gas prices, decreased production or other reasons, and if we could not obtain capital through our senior revolving credit facility or otherwise, our ability to execute our development and acquisition plans, replace our reserves or maintain production levels could be greatly limited.

We depend substantially on the continued presence of key personnel for critical management decisions and industry contacts.

Our future performance will be substantially dependent on retaining key members of our existing management. The loss of the services of any of our existing executive officers or key employees for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in Oklahoma, Texas and Louisiana, we could be materially and adversely affected because our operations and properties are concentrated in those areas.

The marketability of our oil and gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could result in a curtailment of production and revenues.

The marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Pursuant to interruptible or short-term transportation agreements, we generally deliver gas through gathering systems and pipelines that we do not own. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities becomes unavailable, we would be required to find a suitable alternative to transport and process the gas, which could increase our costs and reduce the revenues we might obtain from the sale of the gas. Oil is currently trucked from our locations and is not dependent on the availability of pipelines.

Our business is highly competitive.

The oil and gas industry is highly competitive in many respects, including identification of attractive oil and gas properties for acquisition, drilling and development, securing financing for such activities and obtaining the necessary equipment and personnel to conduct such operations and activities. In seeking suitable opportunities, we compete with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources, larger numbers of personnel and facilities, and, in some cases, with more expertise. There can be no assurance that we will be able to compete effectively with these entities.

Our oil and gas activities are subject to various risks which are beyond our control.

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and gas. Although we may take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and gas in commercial quantities, the rate of production and the economics of the development of, and our investment in the prospects in which we have or will acquire an interest. Any of these risks and hazards could materially and adversely affect our financial condition, results of operations and cash flows. Such risks and hazards include:

•

human error, accidents, labor force and other factors beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;

•

blowouts, fires, hurricanes, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;

•

unavailability of materials and equipment;

•

engineering and construction delays;

•

unanticipated transportation costs and delays;

•

unfavorable weather conditions;

•

hazards resulting from unusual or unexpected geological or environmental conditions;

•

environmental regulations and requirements;

•

accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids, into the environment;

•

changes in laws and regulations, including laws and regulations applicable to oil and gas activities or markets for the oil and gas produced;

•

fluctuations in supply and demand for oil and gas causing variations of the prices we receive for our oil and gas production; and

•

the internal and political decisions of OPEC and oil and natural gas producing nations and their impact upon oil and gas prices.

As a result of these risks, expenditures, quantities and rates of production, revenues and cash operating costs may be materially adversely affected and may differ materially from those anticipated by us.

Because the requirements imposed by laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by the former operators.

REGULATIONS

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Endeavor is unable to predict the future cost or impact of complying with these laws and regulations. Endeavor considers the cost of environmental protection a necessary and manageable part of its business. Endeavor has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

Exploration and Production.

Endeavor’s operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells; maintaining prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

Environmental.

Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (“OPA”), the Clean Water Act (“CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (“CAA”), and the Safe Drinking Water Act (“SDWA”), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in the company being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as “Superfund” laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, in certain instances we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Management believes that the company is in substantial compliance with applicable environmental laws and regulations.

We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Occupational Health and Safety.

Endeavor is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of many of them, Endeavor is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations. Endeavor considers the cost of safety and health compliance a necessary and manageable part of its business. Endeavor has been able to plan for and comply with new initiatives without materially altering its operating strategies.

Endeavor is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Endeavor has used discounting to present value in determining its accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Endeavor’s financial statements. Endeavor adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

TAXATION

The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company. We have filed our US Federal tax returns through fiscal years ending 2008. As additional returns are filed, the Company will continue to develop detail tax records that could alter the relationship between book and tax income.

ENVIRONMENTAL

The Company’s activities are subject to existing federal and state laws and regulations governing environmental quality and pollution control. These laws may require the acquisition of permits relating to certain ongoing operations, for drilling, emissions, waste water disposal and other air and water quality controls. In view of the uncertainty and unpredictability of environmental statutes and regulations, the Company cannot ensure that such laws and regulations will not materially and adversely affect the business of the Company. The Company does not anticipate any material effect on its capital expenditures or earnings as the result of governmental regulations, enacted or proposed, concerning environmental protection or the discharge of material into the environment.

COMMITMENTS AND CONTINGENCIES

Endeavor will be liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The estimated costs of future restoration and well abandonment are reviewed annually for each well and we are recognizing the costs through annual charges to expense. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Each state in which Endeavor operates requires a security bond varying in value from state to state and depending on the number of wells that Endeavor operates. Management views this as a necessary requirement for operations within each state and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

Risks Relating to the Common Stock

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•

technological innovations or new products and services by the Company or its competitors;

•

additions or departures of key personnel;

•

limited “public float” following the Reorganization , in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•

the Company’s ability to execute its business plan;

•

operating results that fall below expectations;

•

loss of any strategic relationship;

•

industry developments;

•

economic and other external factors; and

•

period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol EDVP.OB.  However, there is limited trading activity and not currently a liquid trading market.  There is no assurance as to when or whether a liquid trading market will develop, and if such a market does develop, there is no assurance that it will be maintained.  Furthermore, for companies whose securities are quoted on the Over-The-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTCBB”), it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.  As a result, purchasers of the Company’s common stock may have difficulty selling their shares in the public market, and the market price may be subject to significant volatility.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline or could affect the Company’s ability to raise additional working capital.

If the Company’s current stockholders seek to sell substantial amounts of common stock in the public market either upon expiration of any required holding period under Rule 144 or pursuant to an effective registration statement, it could create a circumstance commonly referred to as “overhang,” in anticipation of which the market price of the Company’s common stock could fall substantially.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for the Company to raise additional financing in the future through sale of securities at a time and price that the Company deems acceptable.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s certificate of incorporation does not contain any specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; however, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 2.

DESCRIPTION OF PROPERTY.

Our corporate headquarters address 3939 Royal Drive, Suite 226, Kennesaw, GA 30144, at the business office address of our Joint Venture. Our space is provided as part of our Joint Venture agreement and is provided at no cost. The property is generic warehouse space that meets the Company’s executive and administrative requirements.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

On December 10, 2008, the Annual Meeting of the Company was held, pursuant to written notice, the purpose of the meeting was to consider and act upon the following proposals:

1.

The election of Jennifer Karlovsky, as the sole Director of the Company to serve for a term of one (1) year until the next annual meeting of shareholders or until their successors are duly appointed and qualified.

Votes for

48,012,008

Withhold Authority

0

2.

Proposal No. 2 –

The ratification of the appointment of Moore & Associates, Chartered as the Company's independent accountants for the fiscal years 2008 and 2009.

Votes for

48,012,008

Votes against

0

Abstaining

0

3.

Proposal No. 3 –

To amend the Company’s Articles of Incorporation to change the name of the Company to Endeavor Power Corp.

Votes for

48,012,008

Votes against

0

Abstaining

0

4.

Proposal No. 4 –

To amend the Company’s Articles of Incorporation to decrease the number of authorized shares of common stock from 6,500,000,000 to 250,000,000.

Votes for

48,012,008

Votes against

0

Abstaining

0

5.

Proposal No. 5 –

To amend and restate the Company’s Articles of Incorporation in their entirety.

Votes for

48,012,008

Votes against

0

Abstaining

0

6.

Proposal No. 6 –

To amend the Company’s Bylaws to accurately reflect and align with the proposed amendments to the Amended and Restated Articles of Incorporation.

Votes for

48,012,008

Votes against

0

Abstaining

0

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, under the symbol “EDVP.OB.” Our common stock has been quoted on the OTC Bulletin Board since May 3, 2007. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal Year 2008	High	Low
First Quarter	0.00	0.00
Second Quarter	0.35	0.28
Third Quarter	0.63	0.49
Fourth Quarter	0.95	0.60
First Quarter 2009
First Quarter	0.60	0.30

(1)

High and Low prices reflected are through March 25, 2009.

Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Holders of Our Common Stock

As of March 23, 2009, we had 11 stockholders of record based on information provided by our transfer agent.

Dividends

We have not declared or paid cash dividends on our common stock since our inception. We intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2008.

Recent Sales of Unregistered Securities

The were no sales of unregistered securities during the period covered by this report.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.

Management’s Discussion and Analysis.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.  This discussion contains forward-looking statements. Please see “Special cautionary statement concerning forward-looking statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Balance Sheet

As at December 31, 2008, the Company had total assets of $25,347 compared with total assets of $5,600,084 as at December 31, 2007.  The decrease in total assets is attributed to the impairment of the mineral properties of $5,600,000 in September 2008 as the Company abandoned its interest in the Baboon Basin mineral claims, offset by the Company’s initial $25,000 investment in a joint venture agreement with Federated Energy Corporation (“Federated”) for working interest in oil and gas properties.

The Company had total liabilities of $221,687 as at December 31, 2008 compared with $19,588 as at December 31, 2007.  The increase in liabilities is attributed to cash funding of $170,101 from a company controlled by a shareholder of the Company to finance the day-to-day operations, $40,150 for accrued liabilities relating to professional fees incurred by the Company, and offset by a $10,000 decrease in accounts payable as the Company had no outstanding accounts payable at December 31, 2008.

During the year ended December 31, 2008, the Company did not issue or cancel any common shares.  In July 2008, the former Chief Executive Officer of the Company forgave $41,159 of outstanding debt relating to financing of the Company’s operations, which was recorded as additional paid-in capital.  For the year ended December 31, 2008, the Company incurred a net loss of $6,082,944 compared with $73,915 for the year ended December 31, 2007.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended December 31, 2008, the Company incurred operating expenses totaling $6,082,944 compared with $74,839 for the year ended December 31, 2007.  The increase in operating expenses is attributed to the impairment of the mineral properties of $5,600,000, mineral exploration costs of $377,377, and an increase in professional fees of $34,392 based on increased fees attributed to filing requirements and the due diligence work relating to the abandonment of the Baboon Basin claims and the joint venture agreement with Federated.

Net Loss

During the year ended December 31, 2008, the Company incurred a net loss of $6,082,944 compared with a net loss of $73,915 for the year ended December 31, 2007.  The increase in the net loss was attributed to the impairment of the mineral property costs of $5,600,000 and the mineral exploration costs of $377,377.

Liquidity and Capital Resources

As at December 31, 2008, the Company had a cash balance of $347 and a working capital deficit of $221,340 compared with a cash balance of $84 and a working capital deficit of $19,504 at December 31, 2007.  The increase in working capital deficit is due to the cash financing of $170,101 from a company controlled by a shareholder of the Company in fiscal 2008 as the Company did not rely on this funding in fiscal 2007.  Furthermore, the Company incurred accrued liabilities of $40,150 from professional fees which were not incurred in fiscal 2007, and was offset by a decrease in outstanding payables of $10,000 which was attributed to timing differences from the payment of outstanding debts.

Cashflow from Operating Activities

During the year ended December 31, 2008, the Company used $450,946 of cash flow for operating activities compared with $62,009 for the year ended December 31, 2008.  The increase in the use of cash flows for operating activities is attributed to increase in use of cash for general operations of $407,181 and the remaining difference related to timing differences between the accrual and payment of outstanding short-term liabilities.

Cashflow from Investing Activity

During the year ended December 31, 2008, the Company used $25,000 of cash flow for investing activities compared with $nil for the year ended December 31, 2007 which was attributed to the initial $25,000 financing of the joint venture agreement with Federated.

Cashflow from Financing Activities

During the year ended December 31, 2008, the Company was provided $476,209 of cash flow from financing sources compared with the use of $5,000 of cash flow for financing activities during the year ended December 31, 2007.  The increase in the proceeds from financing activities were mainly attributed to the total cash flows received from financing from the former Chief Executive Officer of the Company and a company controlled by the shareholder of the Company during the fiscal year.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and one member who is independent of management, but lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.

We did not maintain appropriate cash controls – As of December 31, 2008, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations and the fact that the Company operated through most of the year with a single director and officer and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Moore & Associates, Chartered, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

3.

We now have one sole member of management and one independent member of the Board of Directors.  We will implement necessary procedures and policies to ensure that any transactions requiring payment from the Company’s bank accounts will be reviewed and approved by more than one individual.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position
Harry Lappa	43	Director
Brandon Toth	28	Chief Executive Officer, President, Treasurer, Secretary

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

HARRY LAPPA. Harry Lappa has 23 years experience in the financial industry. Harry is a graduate of the University of Regina located in Regina, Saskatchewan, Canada where he obtained his B.A. Between 1985 and 1989, Mr. Lappa served as a financial officer for Employment and Immigration Canada. From 1989 - 2003, Mr. Lappa held various management positions with a Canadian utility, including those of Project Management, Information Technology and Operations. Since 2004, Mr. Lappa has been involved with Iciena Ventures, as a director until 2007, and then as Vice President and Chief Financial Officer. In 2008, Mr. Lappa became President of Iciena Ventures, which is a publicly traded diamond exploration company operating primarily in Brazil.

BRANDON TOTH. For the past five years Mr. Toth has been an officer and a member of the board of directors for a private energy company. Further, Mr. Toth’s background includes many years working in the natural resource development sector in corporate development and strategic communications. Originally serving on the board of directors and as the Vice President of Communication for Titan Oil and Gas, Inc., Mr. Toth has been an integral part of the ongoing turnaround process. As Director, Mr. Toth brings to bear his understanding of all aspects of natural resource corporate development from project evaluation to key communications in order to build a solid future. Mr. Toth’s experience is valued also because he understands where markets perceive value in companies.

Identify Significant Employees

We have no significant employees other than Brandon Toth, our President and Chief Executive Officer.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading  Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2008, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and officer, namely Harry Lappa, and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Board Committees

Audit Committee. The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Mr. Harry Lappa is the board of director’s financial expert to be considered upon the formation of the audit committee.

Compensation Committee. The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Director Compensation

The Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2008 and 2007 (collectively, the “Named Executive Officers”):

Name and Principal Position (a)	Year (b)	Salary ($)* (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total(1) ($) (j)

Harry Lappa Director	2009	0	0	0	0	0	0	0	0

Brandon Toth CEO, Treasurer, Secretary and Director	2009	0	0	0	0	0	0	0	0

Jennifer Karlovsky, CEO, Treasurer, Secretary and Director	2009 2008	2,000 8,000	0	0	0	0	0	0	0

Bertha Cruz, Secretary and Director	2008	1,000	0	0	0	0	0	0	0

Terrance Heard, CEO & CFO and Director	2008 2007	0 0	0	0	0	0	0	0	0

Carl Jonsson, Secretary and Director	2008 2007	0 0	0	0	0	0	0	0	0

Marvin Mitchell, Director, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President	2007 2006	0 0	0	0	0	0	0	0	0

Avi Freidman, Former CEO, Treasurer, and Director	2007 2006	0 0	0	0	0	0	0	0	0

Ray Primack, Former Secretary and Director	2007 2006	0 0	0	0	0	0	0	0	0

Narrative Disclosure to Summary Compensation Table

On February 17, 2009, Ms. Karlovsky resigned from all positions with the Company. The Company has agreed to pay to Ms. Karlovsky, the Company’s CEO, CFO, President, Treasurer and Secretary, a monthly salary of $1,000, in addition to bonuses at the discretion of the Board.

On October 2, 2008, Ms. Bertha Cruz resigned from all positions with the Company.

On September 5, 2008, Mr. Terrace Heard resigned from all positions with the Company.

On September 5, 2008, Mr. Carl Jonsson resigned from all positions with the Company.

On February 28, 2008, Mr. Marvin Mitchell resigned from all positions with the Company.

On September 20, 2007, Avi Friedman resigned as Director and President of the Company.

On September 20, 2007, Ray Primack resigned as Director and Secretary of the Company.

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

The table below summarizes all compensation awarded to, earned by, or paid to our Directors for all services rendered in all capacities to us for the fiscal periods indicated.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Harry Lappa	0	0	0	0	0	0	0
Brandon Toth	0	0	0	0	0	0	0
Jennifer Karlovsky	0	0	0	0	0	0	0
Bertha Cruz	0	0	0	0	0	0	0
Terrance Heard	0	0	0	0	0	0	0
Carl Jonsson	0	0	0	0	0	0	0
Marvin Mitchell	0	0	0	0	0	0	0
Avi Freidman	0	0	0	0	0	0	0
Ray Primack	0	0	0	0	0	0	0

Narrative to Director Compensation Table

Directors serve without compensation and there are no standard or other arrangements for their compensation.  There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, in the event of any change in control of the Company.  There are no agreements or understandings for any Director to resign at the request of another person.  None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Option Exercises and Stock Vested in Fiscal 2008

There were no option exercises or stock vested in 2008.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of common stock beneficially owned on March 23, 2009, following consummation of the Transaction, by:

•

Each person who is known by us to beneficially own 5% or more of the Registrant’s common stock;

•

Each of the Registrant’s directors and named executive officers; and,

•

All of the Registrant’s directors and executive officers as a group.

Except as otherwise set forth below, the address of each of the persons listed below is:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percentage of Shares Beneficially Owned (1)
Directors and Named Executive Officers:

Common	Harry Lappa Director	0	0
Common	Brandon Toth Chief Executive Officer	0	0
Common	Alya Capital Group	6,450,000	9.87%
Common	Gibraltar Global Securities Inc. 214 Lagoon Crt. Sandyport Nassau, Bahamas	12,807,424	19.59%
Common	Leongatha Management Inc Attn: Ingrid Weibel EH&P Investments Gutenbergstrasse 10 Zurich, Switzerland CH 8027	9,725,000	14.88%
Common	Mayan Minerals Ltd. 1710-1177 W Hastings St Vancouver, BC Canada V6E 2L3	4,275,000	6.45%
Common	Newguay Investments Group Everest Ramistrasse 8 PO Box 659	6,249,008	9.56%
	All officers and directors as a group (5 persons)	39,506,432	60.45%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 65,344,865 shares of common stock outstanding as of March 23, 2009.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company receives rent-free office space in Kennesaw, Georgia from its Joint Venture partner, Federated Energy Corp. The value of the space is not considered materially significant for financial reporting purposes.

Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect or in any proposed transaction, which has materially affected or will affect the Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2008, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

During the fiscal year ended December 31, 2007, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2007.

ITEM 15.

EXHIBITS.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.01	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
10.01	Joint Venture Agreement (2)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(3)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(3)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

_____________

(1)	Incorporated by reference to our Proxy Statement on Schedule 14A filed with the SEC on November 13, 2008.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2008.

(3)	Filed herewith.

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORP.

Dated:  April 6, 2009

/s/ Brandon Toth

By: Brandon Toth

Its: President and Principal Executive Officer

Dated:  April 6, 2009

/s/ Brandon Toth

By: Brandon Toth

Its:  Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Endeavor Power Corp. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Harry Lappa	Director	April 6, 2009
Harry Lappa

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

December 31, 2008

Index

Report of Independent Auditor

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholders’ Equity

F-5

Notes to the Financial Statements

F-6

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Endeavor Power Corp. (formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Endeavor Power Corp. (formerly Endeavor Uranium, Inc.) (An Exploration Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on July 6, 2005 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Power Corp. (formerly Endeavor Uranium, Inc.) (An Exploration Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception on July 6, 2005 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $6,181,439, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

April 3, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2008 $	December 31, 2007 $

ASSETS

Current Assets

Cash	347	84

Total Current Assets	347	84

Mineral Properties (Note 3)	–	5,600,000
Investment in Joint Venture (Note 4)	25,000	–

Total Assets	25,347	5,600,084

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	1,848	10,000

Accrued Liabilities (Note 5)	40,150	–

Due to Related Parties (Note 8)	9,588	9,588

Note Payable (Note 6)	170,101	–

Total Liabilities	221,687	19,588

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 6,500,000,000 common shares, with a par value of $0.0001 per share Issued and outstanding: 65,344,865 common shares	6,535	6,535

Additional Paid-In Capital (Note 4)	5,978,564	5,672,456

Accumulated Deficit During the Exploration Stage	(6,181,439)	(98,495)

Total Stockholders’ Equity (Deficit)	(196,340)	5,580,496

Total Liabilities and Stockholders’ Equity (Deficit)	25,347	5,600,084

Going Concern (Note 1)

Subsequent Event (Note 10)

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Accumulated from July 6, 2005 (Date of Inception) to December 31, 2008
	$	$	$

Revenue	–	–	–

Expenses

General and Administrative	43,500	47,164	95,543
Mineral Property (Note 3)	5,977,377	–	5,977,377
Professional Fees	62,067	27,675	110,342

Total Expenses	6,082,944	74,839	6,183,262

Other Income (Expenses)

Interest Income	–	924	1,823
Income tax expense (Note 9)	–	–	–

Net Loss for the Period	(6,082,944)	(73,915)	(6,181,439)

Loss Per Share – Basic and Diluted	(0.09)	–

Weighted Average Shares Outstanding	65,344,865	53,646,235

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Accumulated from July 6, 2005 (Date of Inception) to December 31, 2008
	$	$	$

Operating Activities

Net loss for the period	(6,082,944)	(73,915)	(6,181,439)

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of Mineral Properties	5,600,000	–	5,600,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	31,998	10,000	41,998
Due to related parties	–	1,906	9,588

Net Cash Used In Operating Activities	(450,946)	(62,009)	(529,853)

Investing Activity

Investment in Joint Venture	(25,000)	–	(25,000)

Net Cash Used in Investing Activity	(25,000)	–	(25,000)

Financing Activities

Proceeds from loans payable	211,260	–	211,260
Proceeds from shareholders	264,949	–	264,949
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	(5,000)	(5,000)

Net Cash Provided By Financing Activities	476,209	(5,000)	555,200

Increase (Decrease) in Cash	263	(67,009)	347

Cash – Beginning of Period	84	67,093	–

Cash – End of Period	347	834	347

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	5,600,000	5,600,000

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

From July 6, 2005 (Date of Inception) to December 31, 2008

(expressed in U.S. dollars)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance – July 6, 2005 (Date of Inception)	–	–	–	–	–

Issuance of common shares for services	65	1	(1)	–	–

Net loss for the period	–	–	–	(750)	(750)

Balance – December 31, 2005	65	1	(1)	(750)	(750)

Issuance of founder shares for cash at $0.000015 per common share	325,000,000	32,500	(27,500)	–	5,000

Issuance of common shares for cash at $0.0015 per common share	51,344,800	5,134	73,857	–	78,991

Net loss for the year	–	–	–	(23,830)	(23,830)

Balance – December 31, 2006	376,344,865	37,635	46,356	(24,580)	59,411

Cancellation of common shares – October 2007	(325,000,000)	(32,500)	27,500	–	(5,000)

Issuance of common shares to acquire mineral property at $0.40 per common share	14,000,000	1,400	5,598,600	–	5,600,000

Net loss for the year	–	–	–	(73,915)	(73,915)

Balance – December 31, 2007	65,344,865	6,535	5,672,456	(98,495)	5,580,496

Assumption Agreement	–	–	264,949	–	264,949

Settlement of related party debt	–	–	41,159	–	41,159

Net loss for the year	–	–	–	(6,082,944)	(6,082,944)

Balance – December 31, 2008	65,344,865	6,535	5,978,564	(6,181,439)	(196,340)

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

Endeavor Power Corp. (formerly Endeavor Uranium, Inc.) (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. (“VB Labs”).  On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc. (“VB Trade”), with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation (“Federated”), a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma.  Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corp.  The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at December 31, 2008, the Company had a working capital deficit of $221,340 and an accumulated deficit of $6,181,439. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 31, 2008, the Company’s exploration of its mineral properties, as noted in Note 3, did not yield results that would be profitable to continue exploration.  On September 30, 2008, the Company has impaired the net book value of its mineral properties and are currently exploring the acquisition of other mineral properties.  On September 30, 2008, a shareholder of the Company assumed $264,950 of outstanding debt owed by the Company to various creditors and forgave a note payable with a book value of $41,159, which has been recorded as a contribution of capital for the year ended December 31, 2008.

The Company’s plan of operations for the next twelve months is to raise financing to perform exploration procedures on the oil and gas properties in Oklahoma as part of the joint venture agreement with Federated.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

b)

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2008, the Company had no cash equivalents.

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

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

h)

Mineral Properties

The Company has been in the exploration stage since its formation on June 6, 2005 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.  As at December 31, 2008, all acquisition and exploration costs have been charged to operations.

i)

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

j)

Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. For the year ended December 31, 2008, the Company did not record any revenues.

k)

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

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

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

l)

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

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

4.

Investment in Joint Venture

On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation (“Federated”), a Tennessee company, for working interest in oil and gas prospects and oil and gas wells (the “Assets”) located in Nowata County, Oklahoma.

Under the terms of the Agreement, the Company’s principal objective in the joint venture is to secure necessary financing for drilling and exploration costs whereas Federated’s principal objective is to operate and manage the Assets.  The Assets are subject to an 18.75% overriding royalty.  The Company will be allocated a 51% working interest in the Assets upon fulfillment of cash payment of $525,000, subject to the following financing terms as amended on February 13, 2009:

December 19, 2008 (paid)	$25,000
February 14, 2009	$25,000
February 25, 2009	$50,000
March 16, 2009	$50,000
April 9, 2009	$125,000
April 23, 2009	$125,000
May 6, 2009	$125,000

Upon payment of the initial funding of $25,000 (paid on December 19, 2008), the Company was granted a right of first refusal to acquire up to 51% of the working interest on an additional 187 additional wells (presently owned by Federated.

In addition, if any of the Assets fail to produce, on average, a minimum of 20 barrels per month within the commencement of drilling, Federated will replace the assigned interest in each non-producing well with an additional well at no cost to the joint venture.

5.

Accrued Liabilities

	December 31, 2008 $	December 31, 2007 $

Professional Fees	40,000	–
Other	150	–

	40,150	–

6.

Loans Payable

a)

As at December 31, 2008, the Company received demand loans of $170,101 (2007 - $ nil) from Regal Development, a company controlled by a shareholder of the Company.  The loans are unsecured, non-interest bearing, and are due on demand.

b)

During the year ended December 31, 2008, Mayan Minerals Ltd., a company controlled by the former President of the Company, forgave outstanding loans of $41,159 owing from the Company for the payment of operating expenditures.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

7.

Common Shares

a)

In October 2007, the Company issued 14,000,000 common shares at $0.40 per common share, with a fair value of $5,600,000, to acquire mineral properties.

b)

During the year ended December 31, 2006, the Company issued 51,344,800 common shares for cash proceeds of $78,991.

c)

During the year ended December 31, 2006, the Company issued 325,000,000 founder shares for cash proceeds of $5,000.  These shares were cancelled during the year ended December 31, 2007.

8.

Related Party Transactions

a)

As at December 31, 2008, the Company owes $9,588 (2007 - $9,588) to a director of the Company for financing of day-to-day activities.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

On November 26, 2007, the Company issued 4,275,000 common shares to Mayan Minerals Ltd., a company controlled by the President of the Company, as part of the Company’s acquisition of the Ten Groups mineral claims.  Refer to Note 3.

9.

Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has $581,439 (2007 - $98,495) of net operating losses to carryforward to offset taxable income in future years which expire through fiscal 2028.

The components of the net deferred tax asset at December 31, 2008 and 2007, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2008 $	December 31, 2007 $

Income (Loss) Before Taxes	(6,082,944)	(73,915)
Statutory rate	35%	35%

Computed expected tax payable (recovery)	2,129,030	25,870
Non-deductible expenses	(1,960,000)	–
Change in valuation allowance	(169,030)	(25,870)

Reported income taxes	–	–

10.

Subsequent Event

Subsequent to December 31, 2008, the Company has remitted a further $125,000 to the joint venture agreement.  As at March 29, 2009, the Company has remitted total payments of $150,000 with respect to the joint venture.  Refer to Note 4.