Form 10-Q
period 2009-03-31
Endeavor Power Corp
filed 2009-05-14
CIK 1388410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2009

Commission File Number: 0-52534

___________________________________

ENDEAVOR POWER CORP.

(Name of Small Business Issuer in Its Charter)

Nevada	72-1619357
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

3939 Royal Drive, Suite 226

Kennesaw, GA 30144

(Address of principal executive offices)

(866) 982-0999

(Registrant’s Telephone Number)

with a copy to:

Carrillo Huettel, LLP

501 W. Broadway, Suite 800

San Diego, CA 92101

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

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

As of May 13, 2009, there were 65,344,865 shares of the registrant’s Common Stock outstanding.

ENDEAVOR POWER CORP.

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

March 31, 2009

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	March 31, 2009 $ (unaudited)	December 31, 2008 $

ASSETS

Current Assets

Cash	–	347

Total Current Assets	–	347

Investment in Joint Venture (Note 3)	150,000	25,000

Total Assets	150,000	25,347

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	17,515	1,848

Accrued Liabilities	67,150	40,150

Due to a Related Party (Note 4)	9,588	9,588

Note Payable to Related Party (Note 4)	296,186	170,101

Total Liabilities	390,439	221,687

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 6,500,000,000 common shares, with a par value of $0.0001 per share Issued and outstanding: 65,344,865 common shares	6,535	6,535

Additional Paid-In Capital	5,978,564	5,978,564

Accumulated Deficit During the Exploration Stage	(6,225,538)	(6,181,439)

Total Stockholders’ Deficit	(240,439)	(196,340)

Total Liabilities and Stockholders’ Deficit	150,000	25,347

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are in integral part of these financial statements.)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Accumulated from July 6, 2005 (Date of Inception) to March 31, 2009
	$	$	$

Revenue	–	–	–

Expenses

General and Administrative	4,849	13,632	100,392
Impairment of Mining Properties	–	–	5,600,000
Management Fees	12,000	–	12,000
Mineral Exploration Costs	–	39,623	377,377
Professional Fees	27,250	4,000	137,592

Total Expenses	44,099	57,255	6,227,361

Other Income

Interest Income	–	–	1,823

Net Loss for the Period	(44,099)	(57,255)	(6,225,538)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	65,344,865	65,344,865

(The accompanying notes are in integral part of these financial statements.)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Accumulated from July 6, 2005 (Date of Inception) to March 31, 2009
	$	$	$

Operating Activities

Net loss for the period	(44,099)	(57,255)	(6,225,538)

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of Mineral Properties	–	–	5,600,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	42,667	4,752	84,665
Due to related parties	–	–	9,588

Net Cash Used In Operating Activities	(1,432)	(52,503)	(531,285)

Investing Activity

Investment in Joint Venture	(125,000)	–	(150,000)

Net Cash Used in Investing Activity	(125,000)	–	(150,000)

Financing Activities

Proceeds from loan payable	–	–	211,260
Proceeds from note payable from related party	126,085	52,503	391,034
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	126,085	52,503	681,285

Increase (Decrease) in Cash	(347)	–	–

Cash – Beginning of Period	347	84	–

Cash – End of Period	–	84	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000

(The accompanying notes are in integral part of these financial statements.)

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Endeavor Uranium, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. (“VB Labs”). On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc. (“VB Trade”), with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website. On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the north western United States. On December 19, 2008, the Company filed a Certificate of Amendment with the Secretary of State of Nevada changing its operating name to Endeavor Power Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at March 31, 2009, the Company had a working capital deficit of $390,439 and an accumulated deficit of $6,225,538. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10- filed on April 7, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2009, and the results of its operations and cash flows for the three month period ended March 31, 2009 and 2008. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009 and December 31, 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2009, the Company had no cash equivalents.

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

j)

Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. For the three months ended March 31, 2000, the Company did not record any revenues.

k)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities − an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Recently Adopted Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

m)

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

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

December 19, 2008 (paid)	$25,000
February 14, 2009 (paid)	$25,000
February 25, 2009 (paid)	$50,000
March 16, 2009 (paid)	$50,000
April 9, 2009	$125,000
April 23, 2009	$125,000
May 6, 2009	$125,000

Upon payment of the initial funding of $25,000 (paid on December 19, 2008), the Company was granted a right of first refusal to acquire up to 51% of the working interest on an additional 187 additional wells presently owned by Federated.

In addition, if any of the Assets fail to produce, on average, a minimum of 20 barrels per month within the commencement of drilling, Federated will replace the assigned interest in each non-producing well with an additional well at no cost to the Company.

4.

Related Party Transactions

a)

As at March 31, 2009, the Company owes $9,588 (2007 - $9,588) to a former director of the Company for financing of day-to-day activities. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2009, the Company received demand loans of $296,186 (December 31, 2008 - $170,101) from a entity controlled by a shareholder of the Company. The note is unsecured, non-interest bearing, and due on demand.

5.

Subsequent Event

Subsequent to March 31, 2009, the Company made payments of $67,500 as part of the Agreement noted in Note 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Current Activities/Plan of Operation

The areas of focus for 2009 will be primarily in Nowata County in the North Eastern part of Oklahoma. The Company’s current wells are located in there and are surrounded by production that has been in existence since the early 1900’s. Endeavor and Federated may also explore other nearby areas as it is deemed appropriate. Development and production of current and future leases will consist of a combination of primary and secondary recovery. Secondary recovery efforts will include water flood and the use of an NCO2 machine to re-pressure existing formations and enhance and increase production.

The Company and Federated will complete development of the Patrick Henry Lease which is located in the Nowata, County. Thus far, Federated has re-worked eight (8) of thirteen (13) wells and has established one (1) saltwater injection well on the Patrick Henry Lease. As of the date of this report the eight (8) wells have been brought on line and are producing oil. Federated is continuing the re-work on the remaining 5 wells. The re-work includes an acid frac the Bartlesville oil pay formation, equipping the wells and putting the remaining wells into production. By performing an acid frac on each of the wells we would expect substantial production from each well for 6 months or more and then potentially settled production for a number of years thereafter. The Bartlesville is divided into 2 distinct members, referred to as Upper and Lower Bartlesville. Upper Bartlesville sand thickness is 9.6 net feet and covers the complete area. Lower Bartlesville averages 24.7 net feet and covers the same area. A shale zone at up to 15 feet thickness separates the two zones. Structure of the shale does not appear significant to the production. Sand pinches to the East and dips gently to the West – North West at the rate of some 60 feet per mile. We believe that these wells are relatively shallow in nature and are inexpensive by today’s standards to develop, maintain, and operate.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2009 COMPARED TO THE PERIOD ENDED MARCH 31, 2008.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2009 were $44,099 compared with $57,255 for the three months ended March 31, 2008. The decrease of $13,156 was attributed to expenditures on property costs of $39,623 in 2008 along with a decrease in general and administrative expenses of $8,783 due to the fact that the Company had limited cash flows compared to prior year. The decrease was offset by an increase in professional fees of $23,250 related to accounting and legal fees incurred by the Company for its SEC filings and due diligence on the joint venture with Federated Energy and $12,000 in management fees that commenced in January 2009.

Liquidity and Capital Resources

As at March 31, 2009, the Company’s cash balance was $nil compared to $347 as at December 31, 2008.

As at March 31, 2009, the Company had a working capital deficit of $390,439 compared with a working capital deficit of $221,340 as at December 31, 2008. The increase in the working capital deficit was attributed to increases in demand loans of $126,085 that was used to finance the Company’s investment in the joint venture and for legal, accounting, and general and administrative expenses incurred during the three months ended March 31, 2009 that were unpaid given the lack of sufficient cash flow in the Company.

Cashflow from Operating Activities

During the three months ended March 31, 2009, the Company used $1,432 of cash for operating activities compared to the use of $52,503 of cash for operating activities during the three months ended March 31, 2008. The decrease in cashflows used for operating activities is attributed to the fact that the Company used financing from a related party to repay outstanding accounts payable during the period ended March 31, 2008 compared to financing from related party to make the necessary commitments to the joint venture during the period ended March 31, 2009, which would have resulted in an increase in accounts payable and accrued liabilities at the same rate as the increase in the net loss.

Cashflow from Financing Activities

During the three months ended March 31, 2009, the Company received $126,085 of cash from financing activities compared to $52,503 for the three months ended March 31, 2008. The increase in cashflows provided from financing activities is based on the fact that the Company was required to make $125,000 of payments as part of the joint venture compared to prior year where the Company was not subject to such obligations and financing raised from a related party was used to pay off outstanding amounts owing to creditors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting:

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

2.

We did not maintain appropriate cash controls – As of March 31, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations and the fact that the Company operated through most of the period with a single director and officer and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

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

Item 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.01	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
10.01	Joint Venture Agreement (2)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(3)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(3)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

_____________

(1)	Incorporated by reference to our Proxy Statement on Schedule 14A filed with the SEC on November 13, 2008.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 13, 2008.

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ENDEAVOR POWER CORP.

Dated: May 13, 2009

/s/ Brandon Toth

By: Brandon Toth

Its: President and CEO