Form 10-Q
period 2009-06-30
Endeavor Power Corp
filed 2009-08-18
CIK 1388410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2009

Commission File Number: 0-52534

___________________________________

ENDEAVOR POWER CORP.

(Name of Small Business Issuer in Its Charter)

Nevada	72-1619357
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

501 W. Broadway

Suite 800

San Diego, CA 92101

(Address of principal executive offices)

(866) 982-0999

(Registrant’s Telephone Number)

3939 Royal Drive, Suite 226

Kennesaw, GA 30144

(Former name or former address, if changed since last report)

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

As of July 27, 2009, there were 65,344,865 shares of the registrant’s Common Stock outstanding.

ENDEAVOR POWER CORP.

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

June 30, 2009

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	June 30, 2009 $ (unaudited)	December 31, 2008 $

ASSETS

Current Assets

Cash	–	347

Total Current Assets	–	347

Investment in Joint Venture (Note 3)	334,868	25,000

Total Assets	334,868	25,347

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	17,014	1,848

Accrued Liabilities	107,150	40,150

Due to a Related Party (Note 4)	507,962	179,689

Total Liabilities	632,126	221,687

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.0001 per share Issued and outstanding: 65,344,865 common shares	6,535	6,535

Additional Paid-In Capital	5,978,564	5,978,564

Accumulated Deficit During the Exploration Stage	(6,282,357)	(6,181,439)

Total Stockholders’ Deficit	(297,258)	(196,340)

Total Liabilities and Stockholders’ Deficit	334,868	25,347

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and Administrative	12,894	10,179	17,743	23,811	113,286
Impairment of Mining Properties	–	–	–	–	5,600,000
Management Fees	25,000	–	37,000	–	37,000
Mineral Exploration Costs	–	337,754	–	337,754	377,377
Professional Fees	18,925	18,567	46,175	18,567	156,517

Total Expenses	56,819	366,500	100,918	423,755	6,284,180

Other Income

Interest Income	–	–	–	–	1,823

Net Loss for the Period	(56,819)	(366,500)	(100,918)	(423,755)	(6,282,357)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	65,344,865	65,344,865	65,344,865	65,344,865

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2009
	$	$	$

Operating Activities

Net loss for the period	(100,918)	(423,755)	(6,282,357)

Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of Mineral Properties	–	–	5,600,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	82,166	265,389	124,164
Due to related parties	–	–	9,588

Net Cash Used In Operating Activities	(18,752)	(158,366)	(548,605)

Investing Activity

Investment in Joint Venture	(309,868)	–	(334,868)

Net Cash Used in Investing Activity	(309,868)	–	(334,868)

Financing Activities

Proceeds from loan payable	–	161,798	211,260
Proceeds from note payable from related party	328,273	–	593,222
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	328,273	161,798	883,473

Increase (Decrease) in Cash	(347)	3,432	–

Cash – Beginning of Period	347	84	–

Cash – End of Period	–	3,516	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at June 30, 2009, the Company had a working capital deficit of $632,126 and an accumulated deficit of $6,282,357. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2009, and the results of its operations and cash flows for the three and six month periods ended June 30, 2009 and 2008. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009 and December 31, 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Financial Instruments

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

g)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2009, the Company had no cash equivalents.

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

j)

Revenue Recognition

The Company will recognize revenue from referral fees in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. For the three and six months ended June 30, 2009, the Company did not record any revenues.

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

k)

Recent Accounting Pronouncements (continued)

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

l)

Recently Adopted Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of this statement  had no impact on the Company’s financial statements ..

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

l)

Recently Adopted Accounting Pronouncements (continued)

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

3.

Investment in Joint Venture

On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Federated Agreement”) with Federated Energy Corporation (“Federated”), a Tennessee company, for working interest in oil and gas prospects and oil and gas wells (the “Assets”) located in Nowata County, Oklahoma.

Under the terms of the Federated Agreement, the Company’s principal objective in the joint venture is to secure necessary financing for drilling and exploration costs whereas Federated’s principal objective is to operate and manage the Assets. The Assets are subject to an 18.75% overriding royalty.

On June 15, 2009, the Company filed a second amendment to the joint venture agreement. Prior to signing the second amendment, the Company had paid $285,000 and still owed $240,000 on the Agreement. Per the terms of the second amendment, Endeavor has acquired a 29.85% working interest in the JV Wells (as that term is defined in the Original Agreement) in exchange for payments made prior to June 15, 2009. The Second Amendment revises the payment schedule of the remaining $240,000 outstanding balance from the Original Agreement and First Amendment, of which $25,000 was paid on June 15, 2009.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

3.

Investment in Joint Venture (continued)

In exchange for each installment payment made per the terms of the Second Amendment, Endeavor shall receive an additional 2.35% working interest. The second amendment revised the remaining payments subject to the following terms:

July 6, 2009	$25,000
July 16, 2009	$25,000
July 27, 2009	$25,000
August 6, 2009	$25,000
August 17, 2009	$25,000
August 27, 2009	$25,000
September 7, 2009	$25,000
September 17, 2009	$15,000

As of June 30, 2009, the Company has paid $334,868 to Federated for the Agreement. Refer to Note 5(b).

4.

Related Party Transactions

a)

As at June 30, 2009, the Company owes $9,588 (2007 - $9,588) to a former director of the Company for financing of day-to-day activities. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at June 30, 2009, the Company owes $498,374 (December 31, 2008 - $170,101) from a shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Subsequent Events

a)

On July 21, 2009, the Company entered into a Joint Venture Agreement with TXO, PLC (“TXO Agreement”). Under the terms of the TXO Agreement, the Company acquired a 75% working interest in oil and gas properties located in the Randle Fair Lease in Gregg County, Texas in exchange for $600,000.

b)

On July 20, 2009, the Company suspended further payments to the Federated Agreement pending further geological testing regarding the financial viability of the claims.

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

On June 15, 2009, Endeavor Power Corp. (the “Company”) entered into a Second Amendment (‘Second Amendment”) to the Joint Venture Agreement with Federated. On February 14, 2009, Endeavor and Federated executed a First Amendment to Joint Venture Agreement (the “First Amendment”) memorializing various minor, non-material, changes to the terms of the Original Agreement. The parties have now entered into a Second Amendment in order to further amend certain terms and conditions of the Original Agreement and the First Amendment. As of the date hereof, Endeavor has acquired a 29.85% working interest in the JV Wells in exchange for payments made. Additionally, pursuant to the terms and conditions of the Second Amendment, Endeavor shall be entitled to immediately begin to receive its earned and pro-rata share of a maximum of 41.4375% of the revenue already generated and which will continue to be derived from the JV Wells.

As of June 17, 2009, Endeavor paid a total of $310,000 towards the Joint Venture and still owes $215,000 to Federated. The Second Amendment revises the payment schedule of the remaining $240,000 outstanding balance from the Original Agreement and First Amendment, of which $25,000 was paid on June 15, 2009. The remaining payments that are due per the Second Amendment shall be used to frac the JV Wells. In exchange for each installment payment made per the terms of the Second Amendment, Endeavor shall receive an additional 2.35% working interest.

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

Current Activities/Plan of Operation

The Company will still continue with its operations in Nowata County in the North Eastern part of Oklahoma, as the Company’s current wells are located there and are surrounded by production that has been in existence since the early 1900’s. The Company and Federated have completed development of the Patrick Henry Lease which is located in the Nowata, County. Federated has re-worked thirteen (13) wells and has established one (1) saltwater injection well on the Patrick Henry Lease.

Additionally, on July 21, 2009, we entered into a Farmout Agreement (“Farmout Agreement”) with Togs Energy, Inc. (“Togs”), a wholly-owned subsidiary of TXO, PLC (“TXO”), and M-C Production and Drilling Co, Inc. (“MCPD”). Under the terms of the Farmout Agreement, the Company has agreed to test/rework, and subsequently lease, six (6) wells located in the Randle Christian (Fair) lease in exchange for an aggregate of six hundred thousand ($600,000) dollars (the “Lease Cost”), for which the Company shall receive an assignment of a seventy-five percent (75%) working interest of an eighty percent (80%) net revenue lease held by Togs or its affiliate. The Lease Cost shall cover the costs to test and re-complete 6 wells to a depth of 3,400 or to such depth necessary to test and operate on the Woodbine Formation.

The Farmout Agreement provides that additional wells on the Lease may be drilled/deepened and/or that the parties may expand the joint venture to include other leases, further contributing to Endeavor’s long term goals. The project is described as a well deepening and re-work project, to a depth of 3,800’ with the objective of reaching lower stringers of the Woodbine Formation in the East Texas Field, which covers over 140,000 acres and has historically proven to produce oil consistently. The East Texas Field, originally discovered in 1930, encompasses 5 counties in East Texas, is 45 miles long and 18 miles wide. Importantly, the Field has many additional targets, with up to 11,000 existing wells of those 8,000 are currently producing and 3,000 are ready for re-development, of which TXO owns 348 wells.

We will continue identify and pursue potential opportunities throughout the United States during the remainder of 2009.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2009 COMPARED TO THE PERIOD ENDED JUNE 30, 2008.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2009 were $56,819 compared with $366,500 for the three months ended June 30, 2008. The decrease of $309,681 was attributed to expenditures incurred on mineral property claims of $337,754 in fiscal 2008 that were no longer incurred in fiscal 2009 as the Company forfeited its rights to the property in September 2008. The decrease was offset by a $25,000 increase in management fees which comprise of monthly amounts paid to management for their time and service to the Company.

Operating expenses for the six months ended June 30, 2009 were $100,918 compared with $423,755 for the six months ended June 30, 2008. The decrease of $322,837 was attributed to expenditures incurred on mineral property claims of $337,754 in fiscal 2008 that were no longer incurred in fiscal 2009 as the Company forfeited its rights to the property in September 2008, and a decrease of $6,068 in general and administrative costs. The decrease was offset by a $37,000 increase in management fees which comprise of monthly amounts paid to management for their time and service to the Company, and an increase of $27,608 in professional fees related to legal and accounting costs incurred for the Company’s SEC filings as well as due diligence and drafting of agreements for the Company’s joint venture acquisition.

Liquidity and Capital Resources

As at June 30, 2009, the Company’s cash balance was $nil compared to $347 as at December 31, 2008 and its total assets were $334,868 compared with $25,347 as at December 31, 2008. The increase in total assets is attributed to acquisition costs of $334,868 related to the joint venture agreement signed by the Company in December 2008. As at June 30, 2009, the Company had total liabilities of $632,126 compared with total liabilities of $221,687 as at December 31, 2008. The increase in total liabilities was attributed to increases of $82,166 in accounts payable and accrued liabilities related primarily to accrued management fees of $37,000 and accrued legal expenses of $30,000, and an increase of $328,273 in amounts due to a related party which was primarily related to payments on the investment in the joint venture. During the six months ended June 30, 2009, the Company did not issue any common shares, share purchase warrants, or stock options.

As at June 30, 2009, the Company had a working capital deficit of $632,126 compared with a working capital deficit of $221,340 as at December 31, 2008. The increase in the working capital deficit of $410,786 was attributed to increases in demand loans of $328,273 that was used to finance the Company’s investment in the joint venture and for legal, accounting, and general and administrative expenses incurred during the three months ended June 30, 2009 that were unpaid given the lack of sufficient cash flow in the Company. The remaining increase was related to $67,000 for accrued management and legal fees that were incurred during the fiscal year.

Cashflow from Operating Activities

During the six months ended June 30, 2009, the Company used $18,752 of cash for operating activities compared to the use of $158,366 of cash for operating activities during the six months ended June 30, 2008. The decrease in cashflows used for operating activities is attributed to the fact that the Company used financing from a related party to acquire its interest in the joint venture which was capitalized compared with fiscal 2008 where the Company incurred operating costs on its mineral properties which were expensed as incurred.

Cashflow from Financing Activities

During the six months ended June 30, 2009, the Company received $328,273 of cash from financing activities compared to $161,798 for the six months ended June 30, 2008. The increase in cashflows provided from financing activities is based on the fact that the Company was required to make minimum payments as part of the joint venture compared to prior year where the Company was not subject to such obligations and financing raised from a related party was used to pay off outstanding amounts owing to creditors.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting:

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

2.

We did not maintain appropriate cash controls – As of June 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations and the fact that the Company operated through most of the period with a single director and officer and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

On July 21, 2009, we entered into a definitive Farmout Agreement (“Farmout Agreement”) with Togs Energy, Inc. (“Togs”), a wholly-owned subsidiary of TXO, PLC (“TXO”), and M-C Production and Drilling Co, Inc. (“MCPD”). Under the terms of the Farmout Agreement, the Company has agreed to test/rework, and subsequently lease, six (6) wells located in the Randle Christian (Fair) lease in exchange for an aggregate of six hundred thousand ($600,000) dollars (the “Lease Cost”), for which the Company shall receive an assignment of a seventy-five percent (75%) working interest of an eighty percent (80%) net revenue lease held by Togs or its affiliate. The Lease Cost shall cover the costs to test and re-complete 6 wells to a depth of 3,400 or to such depth necessary to test and operate on the Woodbine Formation. Each well has a per well cost of one hundred ($100,000) dollars.

The Farmout Agreement provides that additional wells on the Lease may be drilled/deepened and/or that the parties may expand the joint venture to include other leases, further contributing to Endeavor’s long term goals. The project is described as a well deepening and re-work project, to a depth of 3,800’ with the objective of reaching lower stringers of the Woodbine Formation in the East Texas Field, which covers over 140,000 acres and has historically proven to produce oil consistently. The East Texas Field, originally discovered in 1930, encompasses 5 counties in East Texas, is 45 miles long and 18 miles wide. Importantly, the Field has many additional targets, with up to 11,000 existing wells of those 8,000 are currently producing and 3,000 are ready for re-development, of which TXO owns 348 wells.

The Farmout Agreement contemplates that MCPD shall act as the operator of the leases and such operations shall be governed by the A.A.P.L. Form 610-1982 Model Form Operating Agreement, established by the American Association of Petroleum Landmen.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.01	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
10.01	Joint Venture Agreement (2)
10.02	Second Amendment to the Joint Venture Agreement(3)
10.03	Farmout Agreement(4)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(5)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(5)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(5)

_____________

(1)	Incorporated by reference to our Proxy Statement on Schedule 14A filed with the SEC on November 13, 2008.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 13, 2008.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 19, 2009.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 21, 2009.
(5)	Filed herewith.

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

Dated: August 17, 2009

/s/ Brandon Toth

By: Brandon Toth

Its: President and CEO