Form 10-Q
period 2009-09-30
Endeavor Power Corp
filed 2009-11-16
CIK 1388410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2009

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

3033 Fifth Ave. Suite 201

San Diego, CA 92103

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

Yes ☐                      No ☐

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

Issuer’s revenues for its most recent fiscal year: Nil

As of November 16, 2009, there were 68,888,135 shares of the registrant’s Common Stock outstanding.

ENDEAVOR POWER CORP.

Report on Form 10-Q

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

September 30, 2009

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Balance Sheets

	September 30, 2009 $ (unaudited)	December 31, 2008 $

ASSETS

Current Assets

Cash	–	347

Total Current Assets	–	347

Oil and Gas Properties - Proved (full cost method of accounting) (Note 3)	299,850	25,000

Total Assets	299,850	25,347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	16,019	1,848

Accrued Liabilities	10,779	40,150

Due to Related Parties (Note 7)	11,704	179,689

Total Current Liabilities	38,502	221,687

Related Party Convertible Notes Payable, net of discount of $792,102 (Note 4)	34,439	–

Total Liabilities	72,941	221,687

Stockholders’ Equity (Deficit)

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.0001 per share Issued and outstanding: 68,888,135 and 65,344,865 common shares, respectively	6,889	6,535

Additional Paid-In Capital	11,085,453	5,978,564

Accumulated Deficit During the Exploration Stage	(10,865,433)	(6,181,439)

Total Stockholders’ Equity (Deficit)	226,909	(196,340)

Total Liabilities and Stockholders’ Equity (Deficit)	299,850	25,347

Nature of Operations and Continuance of Business (Note 1)

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Operations

 (unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Accumulated from July 6, 2005 (Date of Inception) to September 30, 2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and Administrative	3,957,006	4,997	3,974,749	28,808	4,070,292
Impairment of Mining Properties (Note 3)	334,868	5,600,000	334,868	5,977,377	5,934,868
Management Fees	30,000	–	67,000	–	67,000
Mineral Exploration Costs	–	–	–	–	377,377
Professional Fees	33,750	18,500	79,925	41,067	190,267

Total Expenses	4,355,624	5,623,497	4,456,542	6,047,252	10,639,804

Other Income

Gain (Loss) on Settlement of Debt	(227,452)	41,159	(227,452)	41,159	(227,452)
Interest Income	–	–	–	–	1,823

Net Loss for the Period	(4,583,076)	(5,582,338)	(4,683,994)	(6,006,093)	(10,865,433)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.07)	(0.09)	(0.07)	(0.09)

Weighted Average Shares Outstanding	66,861,400	65,344,800	65,855,900	65,344,800

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

 (unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	Accumulated from July 6, 2005 (Date of Inception) to September 30, 2009
	$	$	$

Operating Activities

Net loss for the period	(4,683,994)	(6,006,093)	(10,865,433)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Discount	34,439		34,439
Common Shares Issued for Services	3,943,000		3,943,000
Common Shares Issued for Incentive Bonus	110,250		110,250
Impairment of Mineral Properties	334,868	5,600,000	5,934,868
Loss (Gain) on Settlement of Debt	227,452	(41,159)	227,452

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(15,200)	16,838	26,798
Due to related parties	–	–	9,588

Net Cash Used In Operating Activities	(49,185)	(430,414)	(579,038)

Investing Activity

Investment in oil and gas properties	(609,718)	–	(634,718)

Net Cash Used in Investing Activity	(609,718)	–	(634,718)

Financing Activities

Proceeds from loan payable	–	165,727	211,260
Proceeds from shareholders	658,556	264,950	923,505
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	658,556	430,677	1,213,756

Increase (Decrease) in Cash	(347)	263	–

Cash – Beginning of Period	347	84	–

Cash – End of Period	–	347	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000
Discount on beneficial conversion of convertible debt	826,541	–	826,541

(The accompanying notes are an integral part of these financial statements)

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

Endeavor Power Corp. (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. (“VB Labs”).  On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc. (“VB Trade”), with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  In September 2009, the Company impaired its interests in its mineral properties and changed its name to Endeavor Power Corp, with its principal business to acquire oil and gas properties in the United States.  The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, “Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at September 30, 2009, the Company had an accumulated deficit of $10,865,433. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10- filed on April 7, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2009, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

c)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of its mineral properties, stock-based compensation expense and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009 and December 31, 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties and pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2009 and December 31, 2008, the Company had no cash equivalents.

h)

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

i)

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

j)

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement Obligations, management recognizes the fair value of a liability for an asset retirement obligation in the period that it is incurred if a reasonable estimate of its fair value can be made.  Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the related long-lived asset.  As at September 30, 2009 and December 31, 2008, there were no asset retirement obligations recorded because drilling on the TXO lease had not yet begun.

k)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. Options and warrants granted are valued using the Black Scholes option pricing model.

m)

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company’s financial statements.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Recently Adopted Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

l)

Recently Adopted Accounting Pronouncements (continued)

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

m)

Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current year’s financial statement presentation.

3.

Oil and Gas Properties

a)

On August 25, 2009, the Company entered into a Joint Venture Agreement (the “TXO Agreement”) with TXO, PLC, a Texas company, for a 75% working interest in six oil and gas wells located in the Randle Fair Lease in Gregg County, Texas in exchange for $600,000 (the “TXO Properties”).  The wells were previously shut in and have not had operations in the past two years. As at September 30, 2009, the Company has made payments of $299,850 with respect to the TXO Agreement.

As of September 30, 2009, rework on the Gregg County, Texas wells had not begun.  As such, the Company has not recorded any depreciation, depletion, and amortization, or an asset retirement obligation as of the date of these financial statements.  The Company does plan on recording these items for the year ended December 31, 2009 consistent with commencing rework on the wells.

As soon as reasonably feasible, the Company will have the wells in Gregg County, Texas evaluated by a petroleum engineer, who will provide the company with a reserve report.  At that time, the company will review the wells for impairment and will record a charge in the current period if necessary.  As at September 30, 2009, no impairment has been recorded on the TXO Properties.

b)

On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Federated Agreement”) with Federated Energy Corporation (“Federated”), a Tennessee company, for working interest in oil and gas prospects and oil and gas wells (the “Federated Properties”) located in Nowata County, Oklahoma.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

3.

Oil and Gas Properties

Under the terms of the Federated Agreement, the Company’s principal objective in the joint venture is to secure necessary financing for drilling and exploration costs whereas Federated’s principal objective is to operate and manage the Assets.  The Assets are subject to an 18.75% overriding royalty.

On June 15, 2009, the Company filed a second amendment to the joint venture agreement.  Prior to signing the second amendment, the Company had paid $285,000 and still owed $240,000 on the Agreement.  Per the terms of the second amendment, Endeavor has acquired a 29.85% working interest in the JV Wells (as that term is defined in the Original Agreement) in exchange for payments made prior to June 15, 2009.  The Second Amendment revises the payment schedule of the remaining $240,000 outstanding balance from the Original Agreement and First Amendment.

As at September 30, 2009, the Company has paid $334,868 to Federated for the Agreement and is currently in dispute with Federated with respect to the assets in the Federated Agreement.  Given the uncertainty of the future prospects of the Federated Agreement, the Company has recorded an impairment of its investment in the Federated Properties of $334,868 as at September 30, 2009.

4.

Convertible Note Payable

On August 25, 2009, the Company issued a convertible promissory note (the “Note”) of $826,541 to a related party to settle outstanding debt obligations owing as of the issuance date.  Under the terms of the Note, the amount owing is due interest at 10% per annum, is due on August 25, 2011, and is convertible into common shares of the Company at $0.60 per common share at the discretion of the note holder from the date of issuance, or convertible at the discretion of the Company if the trading price exceeds $2.00 per common share over ten consecutive days.  Furthermore, the Note includes 500,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.90 per common share for a period of three years from the date of issuance, along with an incentive bonus of 75,000 common shares which was paid on July 22, 2009.   In accordance with ASC 470, Debt – Debt with Conversion and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants.  A discount on the convertible notes of $284,659 was recorded against the note payable for the value of the share purchase warrants, calculated using the Black-Scholes option pricing model with an expected life of three years, risk-free rate of 1.29%, and expected volatility of 117%.  A discount on the convertible note for the beneficial conversion of $541,882 was recorded to reflect the difference between the market price of the common shares and the effective conversion price.  As at September 30, 2009, the Company has recognized accretion expense of $34,439, which increased the carrying value of the Note to $34,439 and interest expense of $8,379. Based on review of current accounting guidance, no derivative related to the instruments issued existed as of September 30, 2009.

5.

Common Shares

a)

On August 25, 2009, the Company issued 3,200,000 common shares of the Company for consulting services with a fair value of $3,776,000.

b)

On July 22, 2009, the Company issued 75,000 common shares of the Company with a fair value of $110,250 to a related party as incentive bonus shares for the conversion of amounts owing into a long-term convertible note payable. The fair value of the shares was expensed at issuance.

c)

On July 22, 2009, the Company issued 10,000 common shares of the Company with a fair value of $14,700 to settle debt obligations of $12,000, resulting in a loss on settlement of debt of $2,700.

d)

On July 22, 2009, the Company issued 166,667 common shares of the Company with a fair value of $245,000 to settle debt obligations of $100,000, resulting in a loss on settlement of debt of $145,000.

Endeavor Uranium, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

 (unaudited)

5.

Common Shares

e)

On July 22, 2009, the Company issued 45,834 common shares of the Company with a fair value of $67,376 to settle debt obligations of $27,500, resulting in a loss on settlement of debt of $39,876.

f)

On July 22, 2009, the Company issued 45,834 common shares of the Company with a fair value of $67,376 to settle debt obligations of $27,500, resulting in a loss on settlement of debt of $39,876.

All fair values noted above are based on the closing market price of the Company’s common shares on the grant date.

6.

Share Purchase Warrants

In August 2009, the Company issued 500,000 share purchase warrants with an exercise price of $0.90 per warrant for a period of three years, as part of the convertible loan issued to a related party.

During the nine months ended September 30, 2009, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	–	–
Granted	500,000	$0.90
Balance – September 30, 2009 (unaudited)	500,000	$0.90	2.91	–

As at September 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
500,000	$0.90	August 25, 2012

500,000

7.

Related Party Transactions

As at September 30, 2009, the Company owes $9,588 (December 31, 2008 - $9,588) to a former director of the Company for financing of day-to-day activities.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As at September 30, 2009, the Company owes $2,116 (December 31, 2008 - $170,101) to a shareholder of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

Refer to Note 4.

8.

Subsequent Events

In accordance with ASC 855, Subsequent Events, we have evaluated subsequent events through November 16, 2009, the date of issuance of the unaudited interim consolidated financial statements, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD - LOOKING STATEMENT

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ENDEAVOR POWER CORP. ("ENDEAVOR", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

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

As of June 17, 2009, Endeavor paid a total of $310,000 towards the Joint Venture and still owes $215,000 to Federated. The Second Amendment revises the payment schedule of the remaining $240,000 outstanding balance from the Original Agreement and First Amendment, of which $25,000 was paid on June 15, 2009.  The remaining payments that are due per the Second Amendment shall be used to frac the JV Wells. In exchange for each installment payment made per the terms of the Second Amendment, Endeavor shall receive an additional 2.35% working interest.  As at September 30, 2009, the Company is currently in a dispute with Federated with respect to the assets and have recognized in impairment of all capitalized costs relating to the project.

On July 21, 2009, we entered into a definitive Farmout Agreement (“Farmout Agreement”) with Togs Energy, Inc. (“Togs”), a wholly-owned subsidiary of TXO, PLC (“TXO”), and M-C Production and Drilling Co, Inc. (“MCPD”). Under the terms of the Farmout Agreement, the Company has begun to test/rework, and lease, six (6) wells located in the Randle Christian (Fair) lease in exchange for an aggregate of six hundred thousand ($600,000) dollars (the “Lease Cost”), for which the Company shall receive an assignment of a seventy-five percent (75%) working interest of an eighty percent (80%) net revenue lease held by Togs or its affiliate. The Lease Cost shall cover the costs to test and re-complete 6 wells to a depth of 3,400 or to such depth necessary to test and operate on the Woodbine Formation.  Each well has a per well cost of one hundred ($100,000) dollars.   As at September 30, 2009, the Company has remitted $299,850 with respect to the Farmout Agreement.

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

On September 5, 2008, the Board of Directors determined that due to our inability to procure viable mining properties in our target areas and our further inability to raise the capital required to continue pursuing leased claims, and based on the financial condition of the Company, the Company ceased all active exploration in the Baboon Basin and as a result had no right, title or interest to any mining claims whatsoever. Accordingly, the Company’s Board of Directors decided that the Company would likely be considered a “shell company.” At that time we planned to undertake further discussions with the owners of potential mining properties in North America. Accordingly, the Board considered and pursued all viable acquisition candidates in the mining industry as well as any other potential acquisition candidates from other, non-mining related industries

On December 23, 2008, the Company entered into a Joint Venture Agreement (“Joint Venture Agreement”) with Federated Energy Corporation (“Federated”). Under the terms of the Joint Venture, the Company agreed to provide incremental funding to Federated for operations in return for a 51% of the interest owned by Federated in certain leaseholds in Nowata County, Oklahoma (the “JV Wells”), in exchange for $525,000 in cash to be provided in incremental payments. In addition to the foregoing, the Company received a right of first refusal to purchase an additional 51% in all future wells developed by Federated, which Federated presently owns, in exchange for $45,000 per well to be tendered by the Company to Federated. As at September 30, 2009, the Company is currently in a dispute with Federated with respect to the assets and have recognized in impairment of all capitalized costs relating to the project.

Finally, on July 21, 2009, we entered into a definitive Farmout Agreement (“Farmout Agreement”) with Togs Energy, Inc. (“Togs”), a wholly-owned subsidiary of TXO, PLC (“TXO”), and M-C Production and Drilling Co, Inc. (“MCPD”). Under the terms of the Farmout Agreement, the Company has begun to test/rework, and lease, six (6) wells located in the Randle Christian (Fair) lease in exchange for an aggregate of six hundred thousand ($600,000) dollars (the “Lease Cost”), for which the Company shall receive an assignment of a seventy-five percent (75%) working interest of an eighty percent (80%) net revenue lease held by Togs or its affiliate. The Lease Cost shall cover the costs to test and re-complete 6 wells to a depth of 3,400 or to such depth necessary to test and operate on the Woodbine Formation.  Each well has a per well cost of one hundred ($100,000) dollars. As at September 30, 2009, the Company has remitted $299,850 with respect to the Farmout Agreement.

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

Current Activities/Plan of Operation

In addition to the foregoing, we will continue to identify and pursue potential opportunities throughout the United States during the remainder of 2009.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2008.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2009 were $4,355,624 compared with $5,623,497 for the three months ended September 30, 2008.  The decrease of $1,267,873 was attributed to of the impairment of the Company’s mineral properties of $5,600,000 in fiscal 2008 which was offset by an increase in stock-based compensation expense of $3,776,000 for the issuance of common shares to a consultant with respect to the TXO Agreement, $110,250 to a related party for bonus shares issued for the conversion of short-term debt into a long-term convertible note, $334,868 for the impairment of capitalized costs relating to the Federated Agreement, $34,439 of accretion expense for the beneficial conversion of the convertible debt, and $30,000 for management fees paid to two management members during the period.

Operating expenses for the nine months ended September 30, 2009 were $4,456,542 compared with $6,047,252 for the nine months ended September 30, 2008.  The decrease of $1,590,710 was attributed to the impairment of the Company’s mineral properties of $5,600,000 in fiscal 2008 which was offset by an increase in stock-based compensation expense of $3,776,000 for the issuance of common shares to a consultant with respect to the TXO Agreement, $110,250 to a related party for bonus shares issued for the conversion of short-term debt into a long-term convertible note, $334,868 for the impairment of capitalized costs relating to the Federated Agreement, $34,439 of accretion expense for the beneficial conversion of the convertible debt, and increases in management fees of $67,000 and professional fees of $38,858 which was related to the due diligence conducted for the TXO Agreement and ongoing dispute with the Federated Agreement.

Liquidity and Capital Resources

As at September 30, 2009, the Company’s cash balance was $nil compared to $347 as at December 31, 2008 and its total assets were $299,850 compared with $25,347 as at December 31, 2008.  The increase in total assets is attributed to acquisition costs of $299,850 related to the TXO Agreement.  As at September 30, 2009, the Company had total liabilities of $72,941 compared with total liabilities of $221,687 as at December 31, 2008.  The decrease in total liabilities was attributed to the settlement of $155,000 in accounts payable and accrued liabilities (of which $40,000 was outstanding at December 31, 2008) in August 2009, the conversion of $826,541 of amounts due to related parties (of which $170,101 was outstanding as at December 31, 2008) into a long-term convertible note of which $826,541 was recorded as a discount on inception due to the beneficial conversion feature embedded within the convertible.  The decreases were offset by further increases of $34,439 of accretion expense against the discount on the convertible note, $8,950 of professional fees relating to accounting and audit services incurred by the Company during fiscal 2009, $6,000 in accrued consulting fees with respect to a consultant to assist on behalf of the TXO Agreement, and $8,379 in accrued interest with respect to the convertible note that was issued in August 2009.

As at September 30, 2009, the Company had a working capital deficit of $38,502 compared with a working capital deficit of $221,340 as at December 31, 2008.  The improvement in working capital deficit was attributed to the conversion of $170,101 of amounts due to related parties outstanding as at December 31, 2008 into a long-term convertible note in August 2009.

Cashflow from Operating Activities

During the nine months ended September 30, 2009, the Company used $49,185of cash for operating activities compared to the use of $430,414 of cash for operating activities during the nine months ended September 30, 2008. The decrease in cashflows used for operating activities is attributed to the fact that the Company used financing from a related party to acquire its interest in the joint venture which was capitalized compared with fiscal 2008 where the Company incurred operating costs on its mineral properties which were expensed as incurred, as well as settlement of accounts payable and accrued liabilities with issuance of common shares.

Cashflow from Investing Activities

During the nine months ended September 30, 2009, the Company used $609,718 of cash from investing activities compared with $nil for the nine months ended September 30, 2008.  The increase in cash used for investing activities was attributed to payments on investments in various oil and gas joint venture agreements with Federated Energy and TXO during fiscal 2009.

Cashflow from Financing Activities

During the nine months ended September 30, 2009, the Company received $658,556of cash from financing activities compared to $430,677 for the nine months ended September 30, 2008.  The increase in cashflows provided from financing activities is based on the fact that the Company was required to make minimum payments as part of the joint venture agreements signed with Federated Energy and TXO during fiscal 2009, compared to prior year where the Company was not subject to such obligations and joint venture agreements until October 2008.

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

Oil and Gas Properties – Proved: The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

Long-lived Assets: The Company periodically evaluates the carrying value of property, plant and equipment costs, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360, Property, Plant and Equipment.

Property Retirement Obligation: ASC 410, Asset Retirement Obligations, requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Accretion expense is recorded in each subsequent period to recognize the changes in the liability resulting from the passage of time. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the related long-lived asset.

Stock- Based Compensation: ASC 718, Compensation – Stock Compensation, requires the recognition of all transactions in which goods or services are the consideration received for the issuance of equity instruments to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting:

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

2.

We did not maintain appropriate cash controls – As of September 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations and the fact that the Company operated through most of the period with a single director and officer and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Issuance of Equity Securities in exchange for services:

On August 25, 2009, the Corporation entered into a Mutual Release and Settlement Agreement with Ms. Jennifer Karlovsky related to services rendered to the Corporation as its former sole officer and director. Pursuant to the agreement with Ms. Karlovsky received a total of 10,000 restricted shares of the Corporation’s common stock.

On August 25, 2009, the Corporation’s Board of Directors authorized the issuance of 45,834 restricted shares of the Corporation’s common stock to each of Brandon Toth and Harry Lappa, representing payment for salary/professional services.

On August 25, 2009, the Corporation’s Board of Directors authorized the issuance of 166,667 restricted shares of the Corporation’s common stock for professional services.

On August 25, 2009, the Corporation’s Board of  Directors authorized the issuance of 3,200,000 restricted shares of the Corporation’s common stock to a consultant relating specifically to marketing and business development related activities for the Corporation.

2.

Convertible Securities:

On August 25, 2009, the Corporation entered into a Convertible Note (the “Note”) with its largest investor as an acknowledgement of the $826,541.38 due and owing as of that date. The Note carries 10% interest and a 24 month maturity date and the entire principal amount of the Note, including any accrued interest, may be converted into shares of the Corporation’s common stock by election of the Holder at any time at a rate of $0.60 per share.  Additionally, the Corporation may convert the entire principal amount of the Note, including accrued interest, into shares of the Corporation’s common stock if the closing price of the Corporation’s stock as reported on the Over the Counter Markets is $2.00 or more for 10 consecutive trading days with such conversion at a rate of $0.60 per share as well.

3.

Outstanding Warrants:

The Note includes a Common Stock Purchase Warrant for the purchase of 500,000 shares of the Corporation’s Common Stock at $0.90 per share, the Warrant is exercisable for an aggregate of 500,000 shares of Common Stock at an exercise price of $0.90 per share for three (3) years from date of issue.

4.

Sales of Equity Securities for Cash:

None.

5.

Other Issuances:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

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

Dated: November 16, 2009

/s/ Brandon Toth

By: Brandon Toth

Its: President and CEO