Form 10-K
period 2009-12-31
Endeavor Power Corp
filed 2010-05-17
CIK 1388410

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

(Mark one)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 For the transition period from August 1, 2009 to December 31, 2009.

Commission File Number 000-52534

ENDEAVOR POWER CORP.

(Exact name of registrant as specified in its charter)

Nevada	72-1619357
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

12835 East Arapahoe Road

Tower One, Penthouse #850

Englewood, CO 80112

(Address of principal executive offices)

(303) 726-0279

(Issuer’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company {X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No ☒

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of May 14, 2010 was $591,631.

As of May 14, 2010, the Registrant had 68,888,135 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Industry Concept Holdings Inc. contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this report and in our “Risk Factors” in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.	BUSINESS

HISTORY

Endeavor Power Corp. (“we,” “us, ”our” or the “Company”) was incorporated as a Nevada company on July 6, 2005 under the name VB Biotech Laboratories, Inc. On June 20, 2006, we changed our name to VB Trade, Inc. On September 21, 2007, we changed our name to Endeavor Uranium, Inc. Finally, on December 19, 2008, we changed our name to Endeavor Power Corp.

As VB Trade, Inc., we were engaged in the development of a website that would allow freelance web designers to sell their website designs on our website. Our goal was to generate revenues by charging a commission of 30% on all products sold through our website. We intended on becoming a “one-stop shopping” venue through which customers and freelance web designers could meet in a mutually beneficial fashion. This business was unsuccessful and was abandoned in September 2007.

On September 21, 2007, Endeavor Uranium, Inc. (“Endeavor” or the “Subsidiary”), our wholly-owned subsidiary, merged with us pursuant to the terms of an Agreement and Plan of Merger dated September 20, 2007 (the “Merger”). As of September 21, 2007, the effective date of the merger, (i) we were the surviving corporation and the separate existence of Endeavor ceased in accordance with the provisions of the Nevada Revised Statutes; (ii) our Articles of Incorporation continued to be those of the surviving corporation; and (iii) we changed our name to “Endeavor Uranium, Inc.”

Following the Merger, on November 26, 2007, we acquired the leasehold interests to 12 unpatented mining claims located in Montrose County, Colorado, which consist of 240 acres about 10 miles from Naturita, Colorado, and is known as the Baboon Basin property. It was subsequently determined in early September 2008 that this property did not contain reserves that were economically recoverable.

On September 5, 2008, our Board of Directors determined that due to our inability to procure viable mining properties in our target areas and our further inability to raise the capital required to continue pursuing leased claims, and based on our then financial condition, we ceased all active exploration in the Baboon Basin and as a result had no right, title or interest to any mining claims whatsoever. At that time we planned to undertake further discussions with the owners of potential mining properties in North America. Accordingly, our Board considered and pursued all viable acquisition candidates in the mining and energy related industry.

After reviewing various opportunities, on December 23, 2008, we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Federated Energy Corporation (“Federated”). Under the terms of the Joint Venture Agreement, we agreed to provide incremental funding to Federated to be used to fund operations in return for a 51% working interest in certain oil and gas leaseholds located in Nowata County, Oklahoma (the “JV Wells”) owned by Federated, in exchange for $525,000 in cash to be provided in incremental payments.. In addition to the foregoing, we received a right of first refusal to purchase an additional 51% in all future wells developed by Federated which Federated then owned in exchange for $45,000 per well to be tendered by us to Federated.

          On February 13, 2009, we entered into a First Amendment to the Joint Venture Agreement which modified the terms of the cash payments due to Federated and which also obligated Federated to producing a use of proceeds prior to each payment due.

On June 15, 2009, we entered into a Second Amendment to the Joint Venture Agreement with Federated.  Prior to signing this amendment we had paid $285,000 and still owed $240,000 on the Agreement.  Per the terms of the amendment, we had acquired a 29.85% working interest in the JV Wells in exchange for payments made prior to June 15, 2009.  The Second Amendment revises the payment schedule of the remaining $240,000 outstanding balance from the Original Agreement and First Amendment. Though additional payments totaling $334,868 were made, we believe that Federated did not comply with the terms of the JV and we suspended additional payments. As of August 2009, we believe that the Patrick Henry Lease was in production, though we have not received our pro-rata share of revenues to date.

During our fiscal year ended December 31, 2009, we paid $334,868 to Federated for the Agreement and are currently in dispute with Federated with respect to the assets in the Federated Agreement.  Given the uncertainty of the future prospects of the Federated Agreement, the Company has recorded an impairment of its investment in the Federated Properties of $334,868 as at September 30, 2009.

As an independent oil and gas company engaged in the acquisition, development, production and exploration of oil and gas properties located primarily in North America, our primary objective is to increase shareholder value. To accomplish this objective, our business strategy remains focused on the following:

Further Exploitation of Existing Properties. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed reservoir engineering analysis, drilling development wells utilizing sophisticated techniques and selectively recompleting existing wells. We will also focus on reducing the operating costs associated with our properties. We believe that the properties we have acquired have significant potential and in certain cases have not been actively developed in the past.

Property Portfolio Management. We will evaluate our property base to identify opportunities to divest non-core, higher cost or less productive properties with limited development potential. This strategy allows us to focus on a portfolio of core properties with significant potential to increase our proved reserves and production.

Pursuit of Strategic Transactions. We continue to review opportunities to acquire producing properties, leasehold acreage and drilling prospects. We seek negotiated transactions to acquire operational control of properties that we believe have significant exploitation and exploration potential. Our strategy includes a significant focus on increasing our holdings in fields and basins in which we already own an interest. See “New Prospects,” below.

Maintenance of Financial Flexibility. We believe we should be structured and financed so that internally generated cash flows cover all operating expenses, general and administrative expense and interest expense; that drawn borrowing capacity should be used for lower risk development expenditures; and that the capital markets should be used to fund acquisitions of producing properties and leasehold acreage and to fund higher risk development and exploration activities.

Strategic Alignment. We have secured through the alignment with our strategic partnerships a unique ability to analyze and operate both our existing properties and future potential acquisitions. When our domestic production has reached a critical mass, we plan to re-evaluate the suitability of adding an exploratory and/or international component to our strategy.

Risk Management. We have used commodity price derivatives in the past to reduce our exposure to price fluctuations and reserves the right to do so in the future, if management believes that such derivatives will improve the balance between risk and rewards.

Following are descriptions of the oil and gas projects we undertook with Federated during 2009:

North Eastern Oklahoma

The Patrick Henry Lease is located in the Northeastern part of Oklahoma. The areas of focus in 2009 were in Rogers County, Nowata County and Craig County. Development and production of the leases consisted of a combination of primary and secondary recovery. Secondary recovery efforts were to include waterflood and the use of an NCO2 machine to re-pressure existing formations and enhance and increase production.

Nowata County, Oklahoma

During 2009, we and Federated originally were prepared to explore thirteen (13) wells and one (1) saltwater injection well re-work project. The projects were located in Nowata County, Oklahoma and are surrounded by production that has been in existence since the early 1900’s. We planned to re-enter the 13 wells, acid frac the Bartlesville oil pay formation, equip the wells and put them into production. By performing an acid frac on each of the wells we expected substantial production from each well for 6 months or more and then potentially settled production for a number of years thereafter. These wells were relatively shallow in nature and were inexpensive by today’s standards to develop, maintain, and operate. On July 20, 2009, we suspended further payments to Federated pending further geological testing regarding the financial viability of the claims. To date, it is our understanding that no such geological testing has commenced.

On July 21, 2009, we entered into a Joint Venture Agreement with TXO, PLC (“TXO Agreement”). Under the terms of the TXO Agreement, we acquired a 75% working interest in oil and gas properties located in the Randle Fair Lease in Gregg County, Texas in exchange for $600,000.

Per the terms of the TXO Agreement, Endeavor advanced approximately $300,000 to the operator of the Randle Fair Lease. Subsequent operations included the drilling of wells, which are now apparently producing, but due to additional costs incurred by the operator, which we dispute, we have yet to be provided with accurate production information. As such, we are currently in a dispute with TXO regarding the Randle Fair Lease.

CURRENT ACTIVITIES/PLAN OF OPERATION

          As of the date of this report we are currently examining various oil and gas prospects to determine whether we have interest in acquiring the same. We have had discussions with all of the holders of the relevant oil and gas leases, or with the mineral owners and based upon these discussions we believe that mutually agreeable terms can be reached to allow us to begin production activities. In order of our current interest, these properties include:

•

Padre Island. This property consists of approximately 60 acres and involves a workover of four (4) wells, as well as drilling additional wells. Well depth is approximately 1700 feet. Costs of drilling new wells are estimated to be approximately $100,000 per well. Costs associated with the reworking of existing wells is estimated to be approximately $50-75,000 per well, plus the cost of renting a compressor. This property already has an existing pipeline in place that runs between Padre Island and the mainland. This pipeline is also utilized by other oil and gas companies. The wells to be reworked last produced natural gas in 2002-2003. The pipeline will require additional reworking, at an estimated cost of approximately $100,000. Operating costs are estimated at $20,000 per month. Based upon our initial discussions, this prospect is considered our primary objective as of the date of this report. Additional due diligence is required.

•

Wilcox Prospect, Apple Grove, Mississippi. This prospect consists of three or four possible drilling locations. Each proposed well will cost approximately $500,000 through completion. Engineering and geologic estimates indicate the possible recovery of 700,000 net barrels. Additional offset locations are also available.

•

Palacious, Texas. This prospect is for the drilling and development of up to 7 deep wells. Each well will cost approximately $12-15 million to drill to a depth of 10-15,000 feet. Cost of the lease is estimated to be approximately $180-200,000. Because of the costs involved it is unlikely that this prospect will be our next venture.

•

Hainsville, Louisiana. This is a dry gas play that includes gas and concentrate. Development will require fracing into shale, with a 10 stage frac, each stage to cost approximately $150-180,000. Cost of development is estimated at $5,000,000 for each well. The most significant risk to this prospect is mechanical. Again, because of the costs involved it is unlikely that this prospect will be considered for our next venture.

On August 25, 2009, we issued a convertible promissory note (the “Note”) of $826,541 to Regal Capital Development Inc. (“Regal”) to settle outstanding debt obligations owing as of the issuance date.  Under the terms of the Note, the amount owing is due interest at 10% per annum, is due on August 25, 2011, and is convertible into shares of OUR Common Stock at a price of $0.60 per share at the discretion of the note holder from the date of issuance, or convertible at our discretion if the trading price of our Common Stock exceeds $2.00 per common share over ten consecutive days.  Furthermore, the Note includes 500,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional share of our Common Stock at an exercise price of $0.90 per share for a period of three years from the date of issuance, along with an incentive bonus of 75,000 common shares which were issued on July 22, 2009.

INDUSTRY OVERVIEW

The natural gas and oil industry has experienced rising and volatile prices in recent years. As a commodity, global natural gas and oil prices respond to macro-economic factors affecting supply and demand. In particular, world oil prices have risen in response to political unrest and supply uncertainty in Iraq, Venezuela, Nigeria and Iran, and increasing demand for energy in rapidly growing economies, notably India and China. In our opinion, the greater the geo-political risk, macro-economic pressure causing rising world prices and the consequential impact on supply, North American prospects have become more attractive. Escalating conflicts in the Middle East and the ability of OPEC to control supply and pricing are some of the factors having a negative impact on the stability, availability and predictability of global supply. While foreign political unrest and instability may cause increased demand for domestic sources of production, increased global demand for base commodities and infrastructure materials have increased costs of steel and other products used to construct drilling rigs and pipeline infrastructure, as well as higher drilling and well-servicing rig rates, all of which are driving forces in the escalating costs of production of domestic supply.

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of natural gas and oil pipelines, and general fluctuations of global and domestic supply and demand. We do not anticipate difficulty in finding additional sales opportunities, as and when needed.

Natural gas and oil sales prices are negotiated based on factors such as the spot price for natural gas or posted price for oil, price regulations, regional price variations, hydrocarbon quality, distances from wells to pipelines, well pressure, and estimated reserves. Many of these factors are outside our control. Natural gas and oil prices have historically experienced high volatility, related in part to ever-changing perceptions within the industry of future supply and demand.

PROPERTY

During our fiscal year ended December 31, 2009, our corporate headquarters was located at 3939 Royal Drive, Suite 226, Kennesaw, GA 30144, at the business office address of our Joint Venture partner at that time. This space was provided as part of our Joint Venture agreement and is provided at no cost. The property is generic warehouse space that met our executive and administrative requirements.

We have moved our principal place of business to 12835 E. Arapahoe Road, Tower One, Penthouse #850, Centennial, Colorado 80112. This location is provided to us on a rent free basis by one of our shareholders. If and when we are able to secure financing we expect that we will pay rent commensurate with rents for similar locations in or around Centennial, Colorado. Our current space consists of approximately 500 square feet of executive office space. We anticipate that this will be sufficient for our needs for the foreseeable future.

GOVERNMENT REGULATIONS

Regulation of Oil and Natural Gas Production. Our proposed oil and natural gas exploration, production and related operations, when acquired and developed, will be subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate, including Oklahoma, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. Moreover, such states may place burdens from previous operations on current lease owners, and the burdens could be significant. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. However, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations. See “Part I, Item 1A, RISK FACTORS,” below.

Federal Regulation of Natural Gas. The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us as and when we enter into definitive agreements with Federated, as well as the revenues that may be received by us for sales of such production. Since the mid-1980’s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

The price we may receive from the sale of oil and natural gas liquids will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

ENVIRONMENTAL MATTERS

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•        require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; •        limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•        impose substantial liabilities for pollution resulting from its operations, or due to previous operations conducted on any leased lands.

The permits required for our anticipated operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our proposed operations, as well as the oil and natural gas industry in general. The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended (“CERCLA”), and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”), and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water and develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of greater than threshold quantities of oil. The EPA issued revised SPCC rules in July 2002 whereby SPCC plans are subject to more rigorous review and certification procedures. From our due diligence review of the operations on the JV Wells we believe that these operations are in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and storm water discharges and SPCC plans.

The Endangered Species Act, as amended (“ESA”), seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management

Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

EMPLOYEES

As of the date of this report we had no full time employees, and our Chief Executive Officer and Director has been and will continue to dedicate as much time to the development of the Company as necessary. We anticipate that if we receive financing we will hire additional employees in the areas of accounting, regulatory affairs, field operations and as needed outside consultants.

COMPETITION

The oil and gas industry is intensely competitive and, as an early-stage company, we must compete against larger companies that may have greater financial and technical resources than we do and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, oil and natural gas price volatility, productivity variances between properties, overall industry cycles and other factors related to our industry. These factors may also put us at a disadvantage with respect to our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

While no assurances can be given that we will be successful in our efforts described herein, we believe we have a number of strengths that we believe will help us successfully execute our strategy, including:

•

Acquisition and Development Strategy. We have what we believe to be a relatively low-risk acquisition and development strategy compared to some of our competitors. We will preferably acquire properties that have proven current production, with a relatively short-term projected pay-back, and with potential growth and upside in terms of development, enhancement and efficiency. We also plan to minimize the risk of natural gas and oil price volatility by developing a sales model inclusive of portfolio of pricing for our production as we strive to expand and as market conditions permit.

•

Experienced Management Team and Operational Partner with Strong Technical Capability. As a result of our Joint Venture with Federated, we believe we will have a management and advisory team rich in experience. Our go-forward strategy will employ the extensive skill sets of the various industry professionals, including geologists; petroleum engineers; field operations manager; as well as significant experience in the financial markets and financing of oil & gas properties in particular.

•

Incentivized Management. It is our intention to weight the compensation arrangements for our executive officers on a performance based scale, with the emphasis being weighted toward future performance. We feel that this will provide the greatest probability of increasing shareholder value.

There can be no assurances that we will be successful in our goal of becoming a competitive force in the industry.

TRADEMARKS-TRADENAMES

We currently do not have any registered trademarks or tradenames.

ITEM 1A.              RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR OPERATIONS

We may not be able to continue as a going concern or fund our existing capital needs.

Our independent registered public accounting firm included an explanatory paragraph in their report included herein on our financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were sufficient to fund our existing development commitments, indebtedness and general operating expenses through December 31, 2009, however, we may not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2010.

We have incurred losses in the past and expect to incur greater losses until we implement our business plan.

As at December 31, 2009, the Company has incurred a net loss of $5,118,508 compared with a net loss of $6,082,944 as at December 31, 2008. The decrease in the net loss is attributed to an impairment of the Company’s mineral properties of $5,600,000 in fiscal 2008 and offset by stock-based compensation expense of $3,200,000 and accretion and interest expense of $167,094.

If we do not obtain additional financing, our business will fail.

As of December 31, 2009, we had no available working capital. Because of the lack of available capital we do not have funds sufficient to implement our business plan described herein. In order to successfully implement our plan of operation, we will need to obtain additional financing. We currently do not have any operations and we have no income. We will require additional funds in order to begin development of our new oil and gas projects, if we are able to acquire the same, of which there can be no assurance. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for oil and natural gas and the costs of exploring for or commercial production of these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unable to secure additional financing, either debt, equity or both, we will not be able to implement our business plan described herein.

We face a high risk of business failure due to our inability to predict the success of our business.

As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. We have experienced a change in management on at least three occasions during the past fiscal year and subsequent thereto. We have not earned any revenues as of the date of this report, and thus face a high risk of business failure.

Because of the unique difficulties and uncertainties inherent in the oil exploration and production business, we face a high risk of business failure.

Many difficulties are normally encountered by new oil exploration and production companies, which have a high rate of failure. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the analysis of data and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to analysis and development, and additional costs and expenses that may exceed current estimates. The extraction of oil and natural gas also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, environmental accidents, and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position. In addition, there is no assurance that the expenditures to be made by us in the analysis of seismic data will result in the discovery of oil or natural gas reserves or that development of such reserves will result in profitable operations.

The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

The natural gas and oil business involves a variety of operating risks, including:

•	unexpected operational events and/or conditions;
•	unusual or unexpected geological formations;
•	reductions in natural gas and oil prices;
•	limitations in the market for oil and natural gas;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	title problems;
•	natural gas and oil quality issues;
•	pipe, casing, cement or pipeline failures;
•	natural disasters;
•	fires, explosions, blowouts, surface cratering, pollution and other risks or accidents;

•  environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	compliance with environmental and other governmental requirements; and
•	uncontrollable flows of oil, natural gas or well fluids.

If we are able to consummate any of our proposed acquisitions and thereaftre, experience any of these problems with these new projects upon commencement of operations, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;
•	severe damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation and penalties;
•	suspension of our operations; and
•	repairs to resume operations.

If we are able to successfully commence production on the JV Wells with Federated, we will initially use third-party drilling contractors to drill our wells. As a result, we may not realize the full benefit of worker compensation laws in dealing with their employees. Insurance is not expected to protect us against all operational risks. We do not expect to carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, the financial impact could negatively affect our operations enough to force us to cease our operations. Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any addition to our production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

Development of reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity and access to capital may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions over which we have control and assumptions required by the SEC relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We have control over our operations that affect, among other things, acquisitions and dispositions of properties, availability of funds, use of applicable technologies, hydrocarbon recovery efficiency, drainage volume and production decline rates that are part of these estimates and assumptions and any variance in our operations that affects these items within our control may have a material effect on reserves. The process of estimating our natural gas and oil reserves is anticipated to be extremely complex and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

A significant portion of our potential future reserves and our business plan may depend upon secondary recovery techniques to establish production. There are significant risks associated with such techniques.

We anticipate that a significant portion of our future reserves and our business plan may be associated with secondary recovery projects. The exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects are uncertain. In addition, our business plan associated with these secondary recovery projects are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of those properties to be acquired associated with secondary recovery methods, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital. Risks associated with secondary recovery techniques include, but are not limited to, the following:

•	higher than projected operating costs;
•	lower-than-expected production;
•	longer response times;
•	higher costs associated with obtaining capital;
•	unusual or unexpected geological formations;
•	fluctuations in natural gas and oil prices;
•	regulatory changes;
•	shortages of equipment; and
•	lack of technical expertise.

If any of these risks occur, it could adversely affect our financial condition or results of operations.

Any acquisitions we complete are subject to considerable risk.

Even when we make acquisitions that we believe are good for our business, any acquisition involves potential risks, including, among other things:

•  the validity of our assumptions about reserves, future production, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•  a decrease in our liquidity by using our available cash or borrowing capacity to finance acquisitions;

•  a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•  the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•  an inability to hire, train or retain qualified personnel to manage the acquired properties or assets;

•  the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic or geological areas; and
•	customer or key employee losses at the acquired businesses.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often incomplete or inconclusive.

Our reviews of acquired properties can be inherently incomplete because it is not always feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, plugging or orphaned well liability are not necessarily observable even when an inspection is undertaken.

We must obtain governmental permits and approvals for drilling operations, which can result in delays in our operations, be a costly and time consuming process, and result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuances in the region in which we operate. Compliance with the requirements imposed by these authorities can be costly and time consuming and may result in delays in the commencement or continuation of our exploration or production operations and/or fines. Regulatory or legal actions in the future may materially interfere with our operations or otherwise have a material adverse effect on us. In addition, we are often required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that a proposed project may have on the environment, threatened and endangered species, and cultural and archaeological artifacts. Accordingly, the permits we need may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our operations or to do so profitably.

We do not expect to be the operator of our properties and we will have limited control over the activities on those properties.

Unless we are able to retain our own geologists, petroleum engineers and other persons experienced in the oil and gas industry we will be relying on the operational skill of independent field operators of any joint venture partner and their engineers. Further, we will have a limited ability to influence or control the operation or future development or the amount of capital expenditures except to impose expenditure limits where third parties are contracted or sub-contracted. This limits our ability to influence or control the operation or future development of a project. Such limitations could materially adversely affect the realization of our targeted returns on capital related to exploration, drilling or production activities and lead to unexpected future costs.

We may suffer losses or incur liability for events for which we or the operator of a property have chosen not to obtain insurance.

Once commenced, our operations will be subject to hazards and risks inherent in producing and transporting natural gas and oil, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our and others’ properties. As protection against operating hazards, we expect we will maintain insurance coverage against some, but not all, potential losses. In addition, pollution and environmental risks generally are not fully insurable. As a result of market conditions, existing insurance policies may not be renewed and other desirable insurance may not be available on commercially reasonable terms, if at all. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations.

Because the probability of locating reserves that are commercially viable is remote, any funds expended on analysis will probably not be recovered.

In all probabilities, the oil and gas properties we expect to acquire and for which we are conducting an analysis do not contain any reserves. Consequently, any funds expended upon analysis will probably not be recovered.

Because our current executive officers do not have any training specific to the technicalities of oil and natural gas exploration, there is a higher risk our business will fail.

Our current management, consisting solely of Mr. Richard O. Weed, does not have any training as a geologist or an engineer. As a result, our management may lack certain skills that are advantageous in managing an exploration company. In addition, his decisions and choices may not take into account standard engineering or managerial approaches oil exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in geology and engineering. However, it is anticipated that experienced individuals with experience in the oil and gas industry will join our company once we complete one of our anticipated acquisitions described in “Part I, Item 1, Business.” There can be no assurances that we will be successful in making any new acquisition.

Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Richard O. Weed, our president, chief executive officer, treasurer, chief financial officer and secretary, devotes 5 to 10 hours per week to our business affairs. We do not have an employment agreement with Mr. Weed, nor do we maintain a key man life insurance policy for him. Currently, we do not have any full or part-time employees. If the demands of our business require the full business time of our management, it is possible that Mr. Weed may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, or we are unable to retain persons with experience in oil and gas exploration, our business will fail.

Natural gas and oil prices are volatile. This volatility may occur in the future, causing negative change in cash flows which may result in our inability to cover our operating or capital expenditures.In the event we are successful in commencing production on the JV Wells, our future revenues, profitability, future growth and the carrying value of our properties is anticipated to depend substantially on the prices we may realize for our natural gas and oil production. Our realized prices may also affect the amount of cash flow available for operating or capital expenditures and our ability to borrow and raise additional capital.

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;

•	natural disasters;
•	acts of terrorism;
•	domestic and foreign governmental regulations and taxation;

•        political and economic conditions in oil and natural gas producing countries, including those in the Middle East, Africa and South America;

•	impact of the U.S. dollar exchange rates on oil and natural gas prices;
•	the availability of refining capacity;

•        actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state controlled oil companies relating to oil price and production controls; and

•	the price and availability of other fuels.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our reserves, financial condition, results of operations, liquidity and ability to finance and execute planned capital expenditures will also suffer in such a price decline. Further, natural gas and oil prices do not necessarily move together.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

We anticipate that we will incur increased operating expenses prior to realizing any revenues. We expect to incur continuing and significant losses into the foreseeable future. As a result of continuing losses, we may exhaust all of our resources and be unable to complete the development of any new oil and gas wells. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to earn profits or continue operations if we are unable to generate significant revenues. There is no history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

If we are unable to successfully compete within the oil exploration business, we will not be able to achieve profitable operations.

The oil exploration business is highly competitive. This industry has a multitude of competitors and no small number of competitors dominates this industry. Many of our competitors have greater financial resources than us. As a result, we may experience difficulty competing with other businesses when attempting to purchase and develop land for oil and natural gas extraction. If we are unable to retain qualified personnel to assist us in conducting oil production activities should commercially viable reservoirs be found to exist, we may be unable to enter into production and achieve profitable operations.

Due to numerous factors beyond our control which could affect the marketability of any substances found, we may have difficulty selling any substances we discover.

Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil, gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political, and regulatory developments and competition from other sources of energy. The volatile nature of the energy markets makes it particularly difficult to estimate future prices of oil, gas and natural gas liquids. Prices of oil, gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond our control. Any significant decline in oil and gas prices could have a material adverse effect on our operations, financial condition, and level of expenditures for the development of oil and gas reserves.

In addition to market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and natural gas, and environmental protection are all factors that could inhibit our ability to sell oil and natural gas in the event that commercial amounts of either are found.

If we are unable to find new oil and gas reserves on a regular basis, we will be unable to maintain operations and our business will fail.

As is customary in the oil and gas exploration and production industry, our future success depends upon our ability to find, develop or acquire oil and gas reserves that are economically recoverable. Even if reserves are acquired and successfully developed by us, unless we successfully replace the reserves that we develop through successful identification, analysis, and acquisition, our proved reserves will decline. Recovery of such reserves will require significant capital expenditures and successful drilling operations. There can be no assurance that we will continue to be successful in our effort to develop or replace our proved reserves.

Because of the uncertainty of estimates of oil and gas reserves, our projects may not be profitable and our business may fail.

Oil and gas deposits are not present in all areas, but reside in accumulations commonly referred to as reservoirs. Identifying and quantifying the location and volume of these reservoirs is a major risk associated with oil and gas operations. In qualifying projects for investment and development, we will create detailed estimates of potential returns for projects. These estimates rely upon various assumptions, including assumptions regarding oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, production, test, engineering and economic data for each reservoir. As a result such estimates are subject to great uncertainty. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated by us. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

Uninsured losses, natural disasters and terrorism are beyond our control and may occur, resulting in significant loss for us. We may suffer casualty or loss that is uninsured. Oil and natural gas exploration projects are subject to natural disasters, such as floods and earthquakes, which may not be covered by the insurance. A terrorist attack would likely have an adverse impact on the regional economy, and damage due to terrorism may also not be covered by the insurance.

Because we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase.

There are several governmental regulations that materially restrict oil and natural gas exploration or exploitation. We will be subject to these should we decide to purchase and develop land. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. Currently, we have not experienced any difficulty with compliance to any laws or regulations which affect our business. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business, prevent us from carrying out our extraction program, and make compliance with new regulations unduly burdensome. We may be subject to environmental liability claims that could result in significant costs to us.

We may be subject to claims for damages related to any impact that our operations have on the environment. An environmental claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, the impact on senior management's time and the potential damage to our reputation. As we undertake our business plan, our oil and gas operations are subject to government regulations and control. Failure to comply with applicable government rules could restrict our ability to engage in further oil and gas exploration and development opportunities.

We may be sued or become a party to litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

While we have no knowledge of any threatened litigation matters, we may be subject to lawsuits from time to time arising in the ordinary course of our business. We may be forced to incur costs and expenses in connection with defending ourselves with respect to such litigation and the payment of any settlement or judgment in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations and cash flows.

Our success depends, to a large extent, upon our ability to retain new management.

We intend to make a significant effort to build a diverse management team with skills and industry experience sufficient to operate our Company on a day-to-day basis. New management will need to have in place key relationships with engineers, drillers, field operators, suppliers and customers to ensure success in all aspects of our proposed operations. As of the date of this report we have conducted discussions with people experienced in oil and gas exploration in the areas where our proposed prospects are located and they have indicated a willingness to join our company once we have memorialized agreements to consummate our proposed acquisitions and have sufficient funds available to do so. Until such time as the entire management team has been assembled and production and sales have been initiated we will continue to rely on the services of Mr. Weed, as well as our shareholders, for strategic and operational management and the relationships he has built. Most of our competitor’s management has more experience than our current management in the oil and gas industry. This may place us at a competitive disadvantage because we will greatly rely on these relationships in the conduct of our proposed operations and the execution of our business strategies.

If we are successful in implementing our new business plan we will experience a period of rapid growth that is imposing a significant burden on our current administrative and operational resources.

Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing and retaining additional qualified personnel, including additional members of management, technicians and others. To successfully operate our new facilities we need to manage operations and production, as well as marketing and selling the end products generated by our facilities. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth may have a negative impact on our anticipated results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their SEC reports, including this Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

RISKS RELATED TO OUR COMMON STOCK

There is a limited trading market for our securities and there can be no assurance that such a market will develop in the future.

There is no assurance that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB or a national exchange, which will make it more difficult for you to sell your securities.

The OTCBB and other national stock exchanges each limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”). Because issuers whose securities are qualified for quotation on the OTCBB or any other national exchange are required to file these reports with the SEC in a timely manner, the failure to do so may result in a suspension of trading or delisting.

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock will be considered a “penny stock” so long as it trades below $5.00 per share. This can adversely affect its liquidity.

Our Common Stock is currently considered a “penny stock” and will continue to be considered a penny stock so long as it trades below $5.00 per share and as such, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. In addition, few broker or dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment.

As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock.

The market price of our Common Stock may fluctuate significantly in the future.

The market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	competitive pricing pressures;
•	our ability to produce and sell our products on a cost-effective and timely basis;
•	our inability to obtain working capital financing;
•	the introduction and announcement of one or more new alternatives to our products by our competitors;
•	changing conditions in the market;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel; and
•	future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

RISKS RELATED TO OUR COMPANY

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

In addition, our Articles of Incorporation authorizes the issuance of up to ten million shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors. No shares of our Preferred Stock are currently outstanding. Our Board of Directors may, without stockholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions.

Currently, three of our shareholders own in excess of a majority of our outstanding Common Stock. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

We cannot predict whether we will successfully effectuate our current business plan.

Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

During our fiscal year ended July 31, 2009, our principal place of business was located in an office maintained by the then President, who provided the same to us on a rent free basis.

We have moved our principal place of business to 12835 E. Arapahoe Road, Tower 1 Suite 850, Centennial, Colorado 80112. This location is provided to us on a rent free basis by one of our shareholders. If and when we are able to secure financing we expect that we will pay rent commensurate with rents for similar locations in or around Centennial, Colorado. Our current space consists of approximately 500 square feet of executive office space. We anticipate that this will be sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no claims that have been brought against us nor have there been any claims threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our shareholders during the three month period ended December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock became eligible for trading on the OTC Bulletin Board on May 3, 2007 under the ticker symbol “VBTR.OB.” On October 5, 2007, as a result of our name change, our symbol changed to “EDVU.OB.” On January 23, 2009, as a result of our name change, our symbol changed to “EDVP.OB.”

The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2008	$0.00	$0.00
June 30, 2008	$0.35	$0.28
September 30, 2008	$0.63	$0.49
December 31, 2008	$0.95	$0.60

March 31, 2009	$0.60	$0.30
June 30, 2009	$0.35	$0.28
September 30, 2009	$0.63	$0.49
December 31, 2009	$0.95	$0.60

As of May 14, 2010, the closing bid price of our Common Stock was $0.01. Information for the periods referenced above has been furnished by the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations. See “Part I, Item 1A, RISK FACTORS.”

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. it is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

HOLDERS

We had 18 holders of record of our Common Stock as of the date of this report, not including those persons who hold their shares in “street name.”

STOCK TRANSFER AGENT

The stock transfer agent for our securities is Action Stock Transfer, 7069 S. Highland Dr., Suite 300 Salt Lake City, UT 84121. Their phone number is 801-274-1088.

DIVIDENDS

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

REPORTS

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Balance Sheet

As at December 31, 2009, the Company had total assets of $nil compared with total assets of $347 as at December 31, 2008. The decrease in total assets is attributed to net decreases in cash during the year.

The Company had total liabilities of $220,779 as at December 31, 2009 compared with $234,862 as at December 31, 2008. The decrease in liabilities is attributed to cash funding from a shareholder of the Company to repay outstanding obligations of the Company and the fact that the Company had minimal activity in the final quarter of fiscal 2009.

During the year ended December 31, 2009, the Company issued 3,200,000 common shares for services, 75,000 common shares for incentive purposes, and .268,335 common shares to settle outstanding debts and obligations incurred by the Company. For the year ended December 31, 2009, the Company incurred a net loss of $5,093,507 compared with $6,107,944 for the year ended December 31, 2008.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses

During the year ended December 31, 2009, the Company incurred operating expenses totaling $4,926,413 compared with $6,107,944 for the year ended December 31, 2008. The decrease in operating expenses is attributed to impariment loiss of $5,600,000 for the impairment in the properties in fiscal 2008 which was offset by $3,200,000 of stock-based compensation expense in fiscal 2009 relating to commoin shres issued for services, $609,718 of impariment losses on joint venture agreements and $67,000 of management fees.

Net Loss

During the year ended December 31, 2009, the Company incurred a net loss of $5,093,507 compared with a net loss of $6,107,944 for the year ended December 31, 2008. The decrease in net loss is attributed to the impairment loss of $5,600,000 for the impairment in the properties in fiscal 2008 which was offset by $3,200,000 of stock-based ocmpensation expense in fiscal 2009 relating to commoin shres issued for services, $609.718 of impairment losses on joint venture agreements and $67,000 of management fees.

Liquidity and Capital Resources

As at December 31, 2009, the Company had a cash balance of $nil and a working capital deficit of $220,770 compared with a cash balance of $347 and a working capital deficit of $234,515 at December 31, 2008. The decrease in working capital deficit is attributed to the fact that the Company recorded amounts due to related parties and note payable of $166,591 in fiscal 2009 compared to $179,689 in fiscal 2008 due to the discount of the convertible note payable in accordance with EITF 98-5. As at December 31, 2009, the Company has recorded accretion expense of $137,757.

Cashflow from Operating Activities

During the year ended December 31, 2009, the Company used $66,315 of cash flow for operating activities compared with $475,946 for the year ended December 31, 2008. The decrease in cash used for operating activities is attributed to the fact that the Company repaid amounts outstanding in the final quarter of fiscal 2009.

Cashflow from Investing Activity

During the year ended December 31, 2009, the Company used $609,718 of cash flow for investing activities compared with $nil for the year ended December 31, 2008 which was attributed to amounts contributed for the investment in joint ventures of Federated from January to September 2009 and for the TXO agreement from October 2009 to December 2009. Cashflow from Financing Activities

During the year ended December 31, 2009, the Company was provided $675,686 of cash flow from financing sources compared with $476,209 of cash flow for financing activities during the year ended December 31, 2008. The increase in the proceeds from financing activities were mainly attributed to the total cash flows received from financing from a shareholder of the Company.

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

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. FUTURE FINANCINGS

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Stock-based compensation – the Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent accounting pronouncements – In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

[The remainder of this page is intentionally left blank.]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

December 31, 2009 and 2008

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Endeavor Power Corp.

Centennial, Colorado

I have audited the accompanying balance sheets of Endeavor Power Corp. (an exploration stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from July 6, 2005 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements for the period from July 6, 2005 (inception) through December 31, 2007 were audited by other auditors, whose report expressed a going concern on those statements. The financial statements for the period from July 6, 2005 (inception) through December 31, 2007 included a net loss of $98,495. My opinion on the statements of operations, stockholders’ equity and cash flows for the period from July 6, 2005 (inception) through December 31, 2009, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Power Corp. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from July 6, 2005 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
May 14, 2010	RONALD R. CHADWICK, P.C.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2009 $	December 31, 2008 $

ASSETS

Current Assets
Cash	—	347

Total Current Assets	—	347

Total Assets	—	347

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	21,107	15,023
Accrued Liabilities	33,081	40,150
Due to Related Parties (Note 7)	28,834	179,689
Note Payable (Note 4)	137,757	—

Total Liabilities	220,779	234,862

Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	—	—
Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 68,888,200 and 65,344,865 common shares, respectively	68,888	65,345
Additional Paid-In Capital	11,010,279	5,906,579
Accumulated Deficit During the Exploration Stage	(11,299,946)	(6,206,439)
Total Stockholders’ Equity (Deficit)	(220,779)	(234,515)

Total Liabilities and Stockholders’ Equity (Deficit)	—	347

Going Concern (Note 1)

Subsequent Event (Note 9)

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $	Accumulated from July 6, 2005 (Date of Inception) to December 31, 2009 $

Revenue	—	—	—

Expenses

General and Administrative	4,161,302	63,500	4,276,845
Impairment of joint venture costs	609,718	—	609,718
Impairment of mineral property costs	—	5,600,000	5,600,000
Management fees	67,000	—	67,000
Mineral property expenditures	—	382,377	382,377
Professional Fees	88,393	62,067	198,735

Total Expenses	4,926,413	6,107,944	11,134,675

Other Income (Expenses)

Interest Income	—	—	1,823
Interest and accretion expense	(167,094)	—	(167,094)

Total Other Income (Expenses)	(167,094)	—	(165,271)

Net Loss for the Period	(5,093,507)	(6,107,944)	(11,299,946)

Loss Per Share – Basic and Diluted	(0.08)	(0.09)

Weighted Average Shares Outstanding	67,034,582	65,344,865

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $	Accumulated from July 6, 2005 (Date of Inception) to December 31, 2009 $

Operating Activities
Net loss for the period	(5,093,507)	(6,107,944)	(11,299,946)

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	137,757	—	137,757
Common shares issued for services	4,170,452	—	4,170,452
Common shares issued for incentives	110,250	—	110,250
Impairment of joint venture agreements	609,718	—	609,718
Impairment of mineral properties	—	5,600,000	5,600,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(985)	31,998	41,013
Due to related parties	—	—	9,588
Net Cash Used In Operating Activities	(66,315)	(475,946)	(621,168)

Investing Activity
Investment in Joint Venture	(609,718)	—	(609,718)
Net Cash Used in Investing Activity	(609,718)	—	(609,718)

Financing Activities
Proceeds from related parties	675,686	211,260	886,946
Proceeds from shareholders	—	264,949	264,949
Proceeds from issuance of common shares	—	—	83,991
Repayment on cancellation of common shares	—	—	(5,000)
Net Cash Provided By Financing Activities	675,686	476,209	1,230,886

Increase (Decrease) in Cash	(347)	263	—
Cash – Beginning of Period	347	84	—
Cash – End of Period	—	347	—

Supplemental Disclosures
Interest paid	—	—	—
Income tax paid	—	—	—
Non-cash Investing and Financing Activities
Common shares issued to acquire mineral properties	—	—	5,600,000

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Stockholders’ Equity

From July 6, 2005 (Date of Inception) to December 31, 2009

(expressed in U.S. dollars)

	Common Stock
	Shares	Par Value $	Additional Paid-In Capital $	Accumulated Deficit $	Total $

Balance – July 6, 2005 (Date of Inception)	—	—	—	—	—
Issuance of common shares for services	65	1	(1)	—	—
Net loss for the period	—	—	—	(750)	(750)

Balance – December 31, 2005	65	1	(1)	(750)	(750)

Issuance of founder shares for cash at $0.000015 per common share	325,000,000	325,500	(320,000)	—	5,000
Issuance of common shares for cash at $0.0015 per common share	51,344,800	51,345	27,646	—	78,991
Net loss for the year	—	—	—	(23,830)	(23,830)

Balance – December 31, 2006	376,344,865	376,345	292,354	(24,580)	59,411

Cancellation of common shares – October 2007	(325,000,000)	(325,000)	320,000	—	(5,000)
Issuance of common shares to acquire mineral property at $0.40 per common share	14,000,000	14,000	5,586,000	—	5,600,000
Net loss for the year	—	—	—	(73,915)	(73,915)

Balance – December 31, 2007	65,344,865	65,345	5,613,646	(98,495)	5,580,496

Debt relief	—	—	255,050	—	255,050
Settlement of related party debt	—	—	37,883	—	37,883
Net loss for the year	—	—	—	(6,107,944)	(6,107,944)

Balance – December 31, 2008	65,344,865	65,345	5,906,579	(6,206,439)	(234,515)

Issuance of shares to settle debt	343,335	34	504,668	—	504,702
Issuance of shares for services	3,200,000	320	3,775,680	—	3,776,000
Beneficial conversion of warrants and notes			826,541	—	826,541
Net loss for the year				(5,093,507)	(5,093,507)

Balance – December 31, 2009	68,888,200	68,888	11,010,279	(11,299,946)	(220,779)

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Endeavor Power Corp. (formerly Endeavor Uranium, Inc.) (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. (“VB Labs”). On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc. (“VB Trade”), with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website. On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States. Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction. On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation (“Federated”), a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma. Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corp. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at December 31, 2009, the Company had a working capital deficit of $234,515 and an accumulated deficit of $11,299,946. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2009 and 2008, the Company had no cash equivalents.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)	Comprehensive Loss

ASC 220,Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)	Oil and Gas Properties

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

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
g)	Oil and Gas Properties (continued)

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

h)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
k)	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

3.	Investment in Joint Venture
a)

On August 25, 2009, the Company entered into a Joint Venture Agreement (the “TXO Agreement”) with TXO, PLC, a Texas company, for a 75% working interest in six oil and gas wells located in the Randle Fair Lease in Gregg County, Texas in exchange for $600,000. As at December 31, 2009, the Company has made payments of $299,850 with respect to the TXO Agreement which were impaired as the Company is currently in a dispute with TXO.

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

As at December 31, 2009, the Company has paid $274,850 to Federated for the Agreement and is currently in dispute with Federated with respect to the assets in the joint venture. The Company has recognized an impairment loss of all capitalized costs related to the joint venture as at December 31, 2009.

Other capitalized mineral costs of $35,018 were written off in 2009.

4.	Note Payable

On August 25, 2009, the Company issued a convertible promissory note (the “Note”) of $826,541 to a related party to settle outstanding debt obligations owing as of the issuance date. Under the terms of the Note, the amount owing is due interest at 10% per annum, is due on August 25, 2011, and is convertible into common shares of the Company at $0.60 per common share at the discretion of the note holder from the date of issuance, or convertible at the discretion of the Company if the trading price exceeds $2.00 per common share over ten consecutive days. Furthermore, the Note includes 500,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.90 per common share for a period of three years from the date of issuance. The related party was issued 75,000 common shares, paid on July 22, 2009, as compensation for advancing the $826,541. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $826,541 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at December 31, 2009, the Company has recognized accretion expense of $137,757, which increased the carrying value of the Note to $137,757.

5.	Common Shares
a)	On August 25, 2009, the Company issued 3,200,000 common shares of the Company for consulting services with a fair value of $3,776,000.
b)	On July 22, 2009, the Company issued 75,000 common shares of the Company with a fair value of $110,250 to a related party as compensation for advancing the Company $826,541 in working capital.
c)	On July 22, 2009, the Company issued 10,000 common shares of the Company with a fair value of $14,700 to settle debt obligations incurred in 2009 for services.
d)	On July 22, 2009, the Company issued 166,667 common shares of the Company with a fair value of $245,000 to settle debt obligations incurred in 2009 for services.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

5.	Common Shares (continued)
e)	On July 22, 2009, the Company issued 45,834 common shares of the Company with a fair value of $67,376 to settle debt obligations incurred in 2009 for services.
f)	On July 22, 2009, the Company issued 45,834 common shares of the Company with a fair value of $67,376 to settle debt obligations incurred in 2009 for services.
6.	Share Purchase Warrants

In August 2009, the Company issued 500,000 share purchase warrants with an exercise price of $0.90 per warrant for a period of three years, as part of the convertible loan issued to a related party. The warrants were valued using Black Scholes option pricing model using an expected life of three years, volatility of 117%, and risk-free rate of 1.29%.

During the year ended December 31, 2009, the Company had the following share purchase warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2007 and 2008	–	–
Granted	500,000	$0.90
Balance – December 31, 2009	500,000	$0.90	2.66	–

As at December 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
500,000	$0.90	August 25, 2012

500,000

7.	Related Party Transactions
a)

As at December 31, 2009, the Company owes $9,588 (2008 - $9,588) to a director of the Company for financing of day-to-day activities. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)	As at December 31, 2009, the Company owes $19,246 (2008 - $170,101) to a shareholder of the Company for financing of day-to-day activities. The amounts owing are unsecured, non-interest bearing.
c) In 2009 a company related by common control assumed $255,050 in debts owed by the Company.

d) In 2009 a company related by common control transferred $37,883 in debt owed to it by the Company to another company related by common control.

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

8.	Income Taxes

The components of the net deferred tax asset at December 31, 2009 and 2008, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2009 $	December 31, 2008 $

Income (Loss) Before Taxes	(5,093,507)	(6,107,944)
Statutory rate	34%	35%

Computed expected tax payable (recovery)	1,731,792	2,137,780
Non-deductible expenses	(254,141)	(1,960,000)
Change in valuation allowance	(1,477,651)	(177,780)

Reported income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009 $	2008 $

Net operating loss carried forward	1,689,905	212,254

Valuation allowance	(1,689,905)	(212,254)

Net deferred income tax asset	–	–

As at December 31, 2009, the Company had $4,952,472 of net operating losses which expire commencing in the year 2026.

9.	Subsequent Event

In accordance with ASC 855, we have evaluated subsequent events through May 17, 2010, the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

[The remainder of this page is intentionally left blank.]

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 13, 2009, our Board of Directors dismissed Moore & Associates Chartered, our independent registered public account firm. On the same date the accounting firm of Seale and Beers, CPAs was engaged as our independent registered public account firm. Our Board of Directors and Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained in our Form 10-K for the fiscal year ended December 31, 2009, contained a going concern qualification. During our prior two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 13, 2009, we engaged M&K CPAS, PLLC (“M&K) as our independent accountant. M&K was terminated effective March 12, 2010, as a result of a change in our management. Our Board of Directors authorized this action. M&K had only reviewed our unaudited financial statements for the nine months ended September 30, 2009 and never issued an audit report on our financial statements. there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of M&K, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

Effective March 12, 2010, we retained the firm of Ronald R. Chadwick, P.C. (“RRC”), to audit our financial statement for our fiscal years ending December 31, 2008 and 2009, and include such report as part of our annual report on Form 10-K for our fiscal year ending December 31, 2009. This change in independent accountants was approved by our Board of Directors. There were no consultations between us and RRC prior to their appointment.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures- Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of December 31, 2009, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations -Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the transitional period ended December 31, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out May 11-12, 2010, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

ITEM 9B.              OTHER INFORMATION

None.

[The remainder of this page is intentionally left blank.]

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officer and director as of the date of this report:

Name	Age	Position(s)

Richard O. Weed	47	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director

Our director serves as a director until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until his earlier death, removal or resignation.

Following is biographical information of our current management:

Mr. Richard O. Weed, age 47. Mr. Weed was appointed as our Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary and as a director in May 2010. For the past 10 years, Mr. Weed has been a partner in Weed & Co. LLP, Newport Beach, CA, a law firm that provides advice on capital formation and business strategy, including litigation. He received a B.B.A. degree from the University of Texas at Austin in 1984, a Juris Doctor degree from St. Mary’s University School of Law in 1987 and an M.B.A degree from the University of Southern California in 1992. In addition, Mr. Weed was an Adjunct Professor of Law at Western State University College of Law, Irvine, California from 1994-1996 and an Adjunct Professor of Business at DeVry Institute of Technology, Long Beach, California in 1997. He is currently a member of the State Bar of California and State Bar of Texas. Mr.Weed serves as an officer and director of SF Blu Vu, Inc., Gold Bag, Inc., and Cityside Tickets, Inc. He devotes approximately 10% of his time to our business affairs.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

CODE OF ETHICS

Our board of directors has not adopted a code of ethics but plans to do so in the future.

COMMITTEES OF THE BOARD OF DIRECTORS

There are no committees of the Board of Directors but it is anticipated that we will establish an audit committee, nominating committee and governance committee once independent directors are appointed, which is expected to occur in the near future. We are currently not required by law to have any committees.

ITEM 11.	EXECUTIVE COMPENSATION

None of our officers or directors received any compensation from us during our fiscal year ended December 31, 2009. Mr. Weeds currently receives a salary of $2,500 per month.

EMPLOYMENT AGREEMENTS

Our executive officer is not party to an employment agreement with us.

STOCK PLAN

We have not adopted any stock option or other employee plans as of the date of this report. We may adopt such plans in the future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this report, by (i) each person known to us to own more than 5% of our outstanding common stock as of the date of this report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Leongatha Management Inc. 501 W. Broadway, Ste 800 San Diego, CA 92101	9,725,000	14.1%

Common	All Officers and Directors As a Group (1 person)	0	0%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

We have moved our principal place of business to 12835 E. Arapahoe Road, Tower One, Penthouse #850, Centennial, Colorado 80112. This location is provided to us on a rent free basis by one of our shareholders. If and when we are able to secure financing we expect that we will pay rent commensurate with rents for similar locations in or around Centennial, Colorado. Our current space consists of approximately 500 square feet of executive office space.

At December 31, 2009, we owed $9,588 (2008 - $9,588) to a former director for financing of day-to-day activities. The amounts owing are unsecured, non-interest bearing, and due on demand.

At December 31, 2009, we owed $19,246 (2008 - $170,101) to a shareholder. The amount owing is unsecured, non-interest bearing, and due on demand.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

DIRECTOR INDEPENDENCE

Our Common Stock is not listed on any national exchange. As such, we have established our own definition for determining whether our directors are independent. Our definition of an Independent Director is a Director that is not subject to the control or influence of an Officer, other Director’s or shareholder of the Company, as well as not a member of the management team or Officer of the Company. That person is impartial and not given to further interests of any Officer or shareholder of the Company and there is no ability on the part of any Officer or shareholder to exert undue influence to challenge that Directors’ vote.

We further consider an Independent Director one who receives absolutely no personal benefit, whether monetary or otherwise, that could possibly influence their vote and has complete freedom to evaluate any information that they consider to be relevant to rendering their opinion or vote. Therefore, we believe that our current sole officer and director, Richard O. Weed, is not considered “independent” directors pursuant to the provisions of Item 407(a) of Regulation S-K,

This definition is not posted on our website, as we do not have a website. This standard was adopted in our fiscal year ended December 31, 2009 but has not been included in any Information Statement or proxy statement that we have filed.

We do not have an audit, compensation or nominating committee. These functions are performed by our Board of Directors.

We anticipate appointing independent directors in the foreseeable future.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C., our independent accountant, for our fiscal year ended December 31, 2009 and to Moore & Associates, Chartered for our fiscal year ended December 31, 2008:

	December 31, 2009	December 31, 2008
Audit Fees	$13,550	$9,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	______-	_____-
Total	$13,550	$9,000

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our prior fiscal year ended December 31, 2008, the audit of the fiscal year ended December 31, 2009 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees. Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

3.3	Certificate of Amendment filed August 1, 2006 changing name to VB Trade, Inc.

3.4	Amended and Restated Articles of Incorporation filed December 19, 2008

3.5	Amended Bylaws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form SB-2 Registration Statement	March 5, 2007
3.2	Bylaws	Form SB-2 Registration Statement	March 5, 2007
4.1	Form of Share Certificate	Form S-8 Registration Statement	March 5, 2007
10.1	Form of Subscription Agreement	Form SB-2 Registration Statement	March 5, 2007
10.2	Written Description of Lease Agreement	Form SB-2 Registration Statement	March 5, 2007
10.1	Amendment Agreement Between Andersons, Skidmores, Mayan MineralsAnd Company	Form 10-KSB For FYE December 31, 2007	May 2, 2008
10.1	Joint Venture Agreement between Company and Federated Energy	Form 8-K Dated December 23, 2008	December 31, 2008
10.1	Second Amendment to Joint Venture Agreement with Federated Energy	Form 8-K Dated June 15, 2009	June 19, 2009

10.1	Farmout Agreement Between Company and Togs Energy, Inc. and M-C Production & Drilling	Form 8-K Dated July 21, 2009	July 23, 2009
10.1	Convertible Promissory Note to Regal Capital Development	Form 8-K Dated August 25, 2009	September 4, 2009
10.2	Common Stock Purchase Warrant to Regal Capital Development	Form 8-K Dated August 25, 2009	September 4, 2009
99.1	Nevada Certificate of Change (Forward Split)	Form 8-K Dated September 19, 2007	September 27, 2007
99.2	Articles of Merger	Form 8-K Dated September 19, 2007	September 27, 2007
99.1	Agreement Between the Company and Leongatha Management (Ten Groups)	Form 8-K Dated November 16, 2007	November 29, 2007
99.2	Agreement Between the Company and Leongatha Management (Baboon Basin)	Form 8-K Dated November 16, 2007	November 29, 2007
99.3	Mining Lease Between the Company and Kee Nez Resources and Mayan Minerals	Form 8-K Dated November 16, 2007	November 29, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: May 17, 2010	ENDEAVOR POWER CORP. By: s/Richard O. Weed________________________ Richard O. Weed, Chief Executive Officer, Principal Accounting and Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the registrant and in the capacities indicated on May __, 2010.

s/Richard O. Weed_____________________

Richard O. Weed, Director