Form 10-Q
period 2010-03-31
Endeavor Power Corp
filed 2010-05-21
CIK 1388410

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2010

Commission File Number: 000-52534

ENDEAVOR POWER CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	72-1619357
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

12835 East Arapahoe Road

Tower One, Penthouse #850

Centennial, CO 80112

(Address of principal executive offices)

(303) 726-0279

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No [_].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [_] Yes ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 21, 2010, was 68,888,135 shares.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

March 31, 2010

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	March 31, 2010 $	December 31, 2009 $

ASSETS

Total Assets	—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	32,958	21,107
Accrued Liabilities	64,643	33,081
Due to Related Parties (Note 7)	29,105	28,834
Note Payable (Note 4)	241,075	137,757

Total Liabilities	367,791	220,779

Stockholders’ Deficit
Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	—	—
Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 68,888,200 and 65,344,865 common shares, respectively	68,888	68,888
Additional Paid-In Capital	11,010,279	11,010,279
Accumulated Deficit During the Exploration Stage	(11,446,958)	(11,299,946)

Total Stockholders’ Deficit	(367,791)	(220,779)

Total Liabilities and Stockholders’ Deficit	—	—

Going Concern (Note 1)

Subsequent Event (Note 6)

(The accompanying notes are an integral part of these financial statements.)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2010 $	For the Three Months Ended March 31, 2009 $	Accumulated from July 6, 2005 (Date of Inception) to March 31, 2010 $

Revenue	—	—	—

Expenses
General and Administrative	675	4,849	4,727,520
Impairment of joint venture costs	—	—	609,718
Impairment of mineral property costs	—	—	5,600,000
Management fees	—	12,000	67,000
Mineral property expenditures	—	—	382,377
Professional Fees	22,639	27,250	221,374

Total Expenses	23,314	44,099	11,157,989

Other Income (Expenses)
Interest Income	—	—	1,823
Interest and accretion expense	(123,698)	—	(290,792)

Total Other Income (Expenses)	(123,698)	—	(288,969)

Net Loss for the Period	(147,012)	(44,099)	(11,446,958)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	—	—

Weighted Average Shares Outstanding	68,888,200	65,344,865

(The accompanying notes are an integral part of these financial statements.)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2010 $	For the Three Months Ended March 31, 2009 $	Accumulated from July 6, 2005 (Date of Inception) to March 31, 2010 $
Operating Activities
Net loss for the period	(147,012)	(44,099)	(11,446,958)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	103,318	—	241,075
Common shares issued for services	—	—	4,170,452
Common shares issued for incentives	—	—	110,250
Impairment of joint venture agreements	—	—	609,718
Impairment of mineral properties	—	—	5,600,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	43,423	42,667	84,436
Due to related parties	—	—	9,588
Net Cash Used In Operating Activities	(271)	(1,432)	(621,439)

Investing Activity
Investment in Joint Venture	—	(125,000)	(609,718)
Net Cash Used in Investing Activity	—	(125,000)	(609,718)

Financing Activities
Proceeds from related parties	271	126,085	887,217
Proceeds from shareholders	—	—	264,949
Proceeds from issuance of common shares	—	—	83,991
Repayment on cancellation of common shares	—	—	(5,000)
Net Cash Provided By Financing Activities	271	126,085	1,231,157

Increase (Decrease) in Cash	—	(347)	—
Cash – Beginning of Period	—	347	—
Cash – End of Period	—	—	—

Supplemental Disclosures
Interest paid	—	—	—
Income tax paid	—	—	—

Non-cash Investing and Financing Activities
Common shares issued to acquire mineral properties	—	—	5,600,000

(The accompanying notes are an integral part of these financial statements.)

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Endeavor Power Corp. (formerly Endeavor Uranium, Inc.) (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. (“VB Labs”). On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc. (“VB Trade”), with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website. On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States. Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction. On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation (“Federated”), a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma. Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corp. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at December 31, 2009, the Company had a working capital deficit of $207,605 and an accumulated deficit of $11,299,947. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

d)	Use of Estimates

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

e)	Basic and Diluted Net Income (Loss) Per Share

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

f)	Comprehensive Loss

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

i)	Oil and Gas Properties (continued)

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

j)	Financial Instruments

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

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Stock-Based Compensation

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

l)	Recent Accounting Pronouncements

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

On August 25, 2009, the Company issued a convertible promissory note (the “Note”) of $826,541 to a related party to settle outstanding debt obligations owing as of the issuance date. Under the terms of the Note, the amount owing is due interest at 10% per annum, is due on August 25, 2011, and is convertible into common shares of the Company at $0.60 per common share at the discretion of the note holder from the date of issuance, or convertible at the discretion of the Company if the trading price exceeds $2.00 per common share over ten consecutive days. Furthermore, the Note includes 500,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.90 per common share for a period of three years from the date of issuance, along with an incentive bonus of 75,000 common shares which was paid on July 22, 2009. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $826,541 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at March 31, 2010, the Company has recognized accretion expense of $241,075, which increased the carrying value of the Note to $241,075.

4.	Share Purchase Warrants

In August 2009, the Company issued 500,000 share purchase warrants with an exercise price of $0.90 per warrant for a period of three years, as part of the convertible loan issued to a related party. The warrants were valued using Black Scholes option pricing model using an expected life of three years, volatility of 117%, and risk-free rate of 1.29%.

During the period ended March 31, 2010, the Company had the following share purchase warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	–	–
Granted	500,000	$0.90

Balance – December 31, 2009 and March 31, 2010	500,000	$0.90	2.41	–

As at March 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
500,000	$0.90	August 25, 2012

500,000

Endeavor Power Corp.

(formerly Endeavor Uranium, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

5.	Related Party Transactions

a)

As at March 31, 2010, the Company owes $9,588 (December 31, 2009 - $9,588) to a director of the Company for financing of day-to-day activities. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2010, the Company owes $19,517 (December 31, 2009 - $19,246) to a shareholder of the Company for financing of day-to-day activities. The amounts owing are unsecured, non-interest bearing, and due on demand.

6.	Subsequent Event

In accordance with ASC 855, we have evaluated subsequent events through May 20, 2010, the date of issuance of the unaudited interim consolidated financial statements, and did not have any material recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

On September 5, 2008, our Board of Directors determined that due to our inability to procure viable mining properties in our target areas and our further inability to raise the capital required to continue pursuing leased claims, and based on our then financial condition, we ceased all active exploration in the Baboon Basin and as a result had no right, title or interest to any mining claims whatsoever. At that time we engaged in further discussions with the owners of potential mining properties in North America, with no success. As a result, we then began investigating various opportunities in the oil and gas industry.

Relevant thereto, in December 2008 we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Federated Energy Corporation (“Federated”). Under the terms of the Joint Venture Agreement, we agreed to provide incremental funding to Federated to be used to fund operations in return for a 51% working interest in certain oil and gas leaseholds located in Nowata County, Oklahoma (the “JV Wells”) owned by Federated, in exchange for $525,000 in cash to be provided in incremental payments.. In addition to the foregoing, we received a right of first refusal to purchase an additional 51% in all future wells developed by Federated which Federated then owned in exchange for $45,000 per well to be tendered by us to Federated. This venture did not prove successful.

As of the date of this report we are currently examining other various oil and gas prospects to determine whether we have interest in acquiring the same. We have had discussions with all of the holders of the relevant oil and gas leases, or with the mineral owners and based upon these discussions we believe that mutually agreeable terms can be reached to allow us to begin production activities. Our current operations are more fully described under “Plan of Operation,” below.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2010 and 2008

During the three months ended March 31, 2010 and 2009, we had no revenues.

General and administrative expenses for the three months ended March 31, 2010 were $23,314, compared to $44,099 for the three months ended March 31, 2009. The major components of these general and administrative expenses during both times were payments of professional fees applicable to our being a reporting company under the Securities Exchange Act of 1934, as amended. While we expect our general and administrative expenses will continue to be our largest expense item in the near term, we believe that upon our identifying and beginning development of new oil and gas projects, this expense will comprise a smaller percentage of overall corporate operating costs. Based on the financial models associated with the anticipated acquisition of additional oil and gas properties, we anticipate that more significant cost items will be comprised of acquisition of oil and gas leases, equipment purchases and facility preparation, and other related costs. See “Liquidity and Capital Resources,” below.

On August 25, 2009, we Company issued a convertible promissory note (the “Note”) of $826,541 to a related party to settle outstanding debt obligations owing as of the issuance date. Under the terms of the Note, the amount owing is due interest at 10% per annum, is due on August 25, 2011, and is convertible into shares of our Common Stock at a conversion price of $0.60 per share at the discretion of the note holder from the date of issuance, or convertible at our discretion if the trading price of our Common Stock exceeds $2.00 per share over ten consecutive days. Furthermore, the Note includes 500,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional share of our Common Stock at $0.90 per common share for a period of three years from the date of issuance, along with an incentive bonus of 75,000 common shares which was paid on July 22, 2009. As a result, for the three month period ended March 31, 2010, we recognized accretion expense of $123,698. See “Notes to Financial Statements, Note 3.”

As a result, we incurred a net loss of $147,012 for the fiscal quarter ended March 31, 2010 (less than $0.01 per share), compared to a net loss of $44,099 for the fiscal quarter ended March 31, 2009 (less than $0.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had no cash or cash equivalents.

Net cash used in operating activities was $(271) for the fiscal quarter ended March 31, 2010, compared to net cash used of $(1,432) for the fiscal quarter ended March 31, 2009. We anticipate that overhead costs in current operations will increase in the future once we acquire new oil and gas properties, of which there is no assurance. If and when we conclude an acquisition we anticipate that we will incur a noticeable increase in operating costs, as well as professional fees, including legal and accounting, as we initiate fundraising activities in connection with the costs associated with any acquisition. Further, we anticipate additional professional expenses including geologic and engineering reports.

In advance of confirmation of funding sources and commitments, we are unable at this time to accurately estimate our general and administrative costs as these will be subject to significant change once operations are initiated.

Cash flows provided or used in investing activities were $-0- for the fiscal quarter ended March 31, 2010 and $(125,000) during the three months ended March 31, 2009. Cash flows provided or used by financing activities were $271 for the fiscal quarters ended March 31, 2010 and $126,085 during the three months ended March 31, 2009.

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

Depending on the measure of success we are able to achieve in our fund-raising efforts, we anticipate that the fiscal year following the initiation of the new business enterprise will result in significant negative cash flow which will be serviced by new capital that we intend to raise. Subject to a number of factors, including, but not limited to, prevailing market conditions, interest rates, and the time it takes to secure the necessary development capital, we anticipate that we can become cash-flow positive by the fourth quarter of its first year of funded operations. However, no assurances can be provided that we will become cash flow positive within the time parameters referenced herein, or at all.

We currently have no available capital. We are not generating revenue from our operations and our ability to engage in a new oil and gas acquisition will depend on the future availability of financing. We intend to raise funds through private placements of our common stock and through short-term borrowing. We estimate that we will require a minimum of $1-2 million million in debt and/or equity capital to fund our next acquisition and begin operating and/or drilling activities and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists and other groups to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase once additional personnel are hired.  We do not have sufficient funds to cover existing operations or the anticipated increase in these expenses. Current operating costs are expected to be provided by loans from our current shareholders until such time as we are able to secure additional financing, of which there is no assurance. These funds are expected to be utilized for general and administrative expenses and to initiate due diligence activities on proposed acquisition properties.  At this time we have no other resources on which to get cash if needed without their assistance. As of the date of this report no decision has been made regarding the terms of these prospective new loans from shareholders.

PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Stock-based compensation – Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4T.      CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of March 31, 2010, at reasonable assurance levels. We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the period ended March 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out May 20-21, 2010, management believes that, as of March 31, 2010, our internal control over financial reporting was effective.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2010	ENDEAVOR POWER CORP. By:/s/ Richard O. Weed Richard O. Weed, Chief Executive Officer And Chief Financial Officer