Form 10-Q
period 2010-06-30
Endeavor Power Corp
filed 2010-08-16
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-31423

ENDEAVOR POWER CORP.

(Name of small business issuer in its charter)

Nevada	72-1619354
(State of incorporation)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1430

Newport Beach, CA 92660-1869

(Address of principal executive offices)

Tel. (949) 475-9086

Fax (949) 475-9087

(Registrant’s telephone number)

12835 Arapahoe Road

Tower One, Penthouse #850

Centennial, CO 80112

(Former name or former address, if changed since last report)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 13, 2010, there were 106,388,135 shares of the registrant’s $.001 par value common stock issued and outstanding.

ENDEAVOR POWER CORP.*

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “Endeavor”, “we”, “us” and “our” are references to Endeavor Power Corp.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Endeavor Power Corp.

(An Exploration Stage Company)

June 30, 2010

Index
Balance Sheets (unaudited)	4

Statements of Operations (unaudited)	5

Statements of Cash Flows (unaudited)	8

Notes to the Financial Statements (unaudited)	7

Endeavor Power Corp.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	June 30, 2010 $	December 31, 2009 $

ASSETS

Total Assets	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	40,181	21,107

Accrued Liabilities	75,145	33,081

Due to Related Parties (Note 6)	44,225	28,834

Notes Payable (Note 3)	760,616	137,757

Total Liabilities	920,167	220,779

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 106,388,135 and 68,888,135 common shares, respectively	106,388	68,888

Additional Paid-In Capital	11,242,779	11,010,279

Accumulated Deficit During the Exploration Stage	(12,269,334)	(11,299,946)

Total Stockholders’ Deficit	(920,167)	(220,779)

Total Liabilities and Stockholders’ Deficit	–	–

Going Concern (Note 1)

Subsequent Event (Note 6)

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and Administrative	1,173	12,894	1,848	17,743	4,278,693
Impairment of joint venture costs	–	–	–	–	609,718
Impairment of mineral property costs	–	–	–	–	5,600,000
Management fees	2,500	25,000	2,500	37,000	69,500
Mineral property expenditures	–	–	–	–	382,377
Professional Fees	17,668	18,925	40,307	46,175	239,042

Total Expenses	21,341	56,819	44,655	100,918	11,179,330

Other Income (Expenses)

Interest Income	–	–	–	–	1,823
Interest and accretion expense	(606,035)	–	(729,733)	–	(896,827)
Loss on settlement of debt (Note 4)	(195,000)	–	(195,000)	–	(195,000)

Total Other Income (Expenses)	(801,035)	–	(924,733)	–	(1,090,004)

Net Loss for the Period	(822,376)	(56,819)	(969,388)	(100,918)	(12,269,334)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.01)	–	(0.01)	–

Weighted Average Shares Outstanding	74,657,431	65,344,865	71,788,752	65,344,865

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2010
	$	$	$

Operating Activities

Net loss for the period	(969,388)	(100,918)	(12,269,334)

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	688,784	–	826,541
Common shares issued for services	–	–	4,170,452
Common shares issued for incentives	–	–	110,250
Impairment of joint venture agreements	–	–	609,718
Impairment of mineral properties	–	–	5,600,000
Loss on settlement of debt	195,000	–	195,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	61,138	82,166	102,151
Due to related parties	–	–	9,588

Net Cash Used In Operating Activities	(24,466)	(18,752)	(645,634)

Investing Activity

Investment in Joint Venture	–	(309,868)	(609,718)

Net Cash Used in Investing Activity	–	(309,868)	(609,718)

Financing Activities

Proceeds from related parties	15,391	328,273	902,337
Proceeds from note payable	9,075	–	9,075
Proceeds from shareholders	–	–	264,949
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	24,466	328,273	1,255,352

Increase (Decrease) in Cash	–	(347)	–

Cash – Beginning of Period	–	347	–

Cash – End of Period	–	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000
Common shares issued to settle note payable	75,000	–	75,000

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

Endeavor Power Corp. (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. (“VB Labs”).  On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc. (“VB Trade”), with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation (“Federated”), a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma.  Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corp.  The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at June 30, 2010, the Company had a working capital deficit of $920,167 and an accumulated deficit of $12,269,334. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10- filed on May 17, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2010, and the results of its operations and cash flows for the three and six month periods ended June 30, 2010 and 2009. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

Endeavor Power Corp.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and December 31, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

h)

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

i)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establish a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritize the inputs into three levels that may be used to measure fair value:

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

Endeavor Power Corp.

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

3.

Note Payable

On August 25, 2009, the Company issued a convertible promissory note (the “Note”) of $826,541 to a related party to settle outstanding debt obligations owing as of the issuance date.  Under the terms of the Note, the amount owing is due interest at 10% per annum, is due on August 25, 2011, and is convertible into common shares of the Company at $0.60 per common share at the discretion of the note holder from the date of issuance, or convertible at the discretion of the Company if the trading price exceeds $2.00 per common share over ten consecutive days.  Furthermore, the Note includes 500,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.90 per common share for a period of three years from the date of issuance, along with an incentive bonus of 75,000 common shares which was paid on July 22, 2009.   In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $826,541 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  On June 17, 2010, the Company amended the terms of the Note to remove the convertibility feature, and issued 37,500,000 common shares to settle $75,000 of the outstanding Note.  As a result, the Company recognized accretion expense of $688,784 during the six month period ended June 30, 2010 to amortize the undiscounted portion of the Note prior to the amendment of the terms of the note and the partial resettlement of outstanding balances.  As at June 30, 2010, the Company has an outstanding balance owing of $751,541 for the promissory note.

In June 2010, the Company issued a note payable of $9,075 to a non-related party.  Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

4.

Common Shares

On June 17, 2010, the Company issued 37,500,000 common shares to a related party for the repayment of $75,000 of note payable, as noted in Note 3.  The shares were valued at $270,000 using end-of-day market prices, resulting in a loss on settlement of debt of $195,000.

5.

Share Purchase Warrants

In August 2009, the Company issued 500,000 share purchase warrants with an exercise price of $0.90 per warrant for a period of three years, as part of the convertible loan issued to a related party.  The warrants were valued using Black Scholes option pricing model using an expected life of three years, volatility of 117%, and risk-free rate of 1.29%.

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

5.

Share Purchase Warrants (continued)

During the period ended June 30, 2010, the Company had the following share purchase warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	–	–
Granted	500,000	$0.90

Balance – December 31, 2009 and June 30, 2010	500,000	$0.90	2.41	–

As at June 30, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
500,000	$0.90	August 25, 2012

500,000

6.

Related Party Transactions

a)

As at June 30, 2010, the Company owes $9,588 (December 31, 2009 - $9,588) to a director of the Company for financing of day-to-day activities.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at June 30, 2010, the Company owes $34,637 (December 31, 2009 - $19,246) to shareholders of the Company for financing of day-to-day activities.  The amounts owing are unsecured, non-interest bearing, and due on demand.

7.

Subsequent Events

On June 30, 2010, the Company’s Board of Directors voted to authorize a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of common stock of the company, with the Company filing a certificate of amendment with the Nevada Secretary of State on August 4, 2010, to effectuate the Reverse Stock Split. The Reverse Stock Split has an effective date as of August 16, 2010.

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

HISTORY

Endeavor Power Corp. (“we,” “us,” “our” or the “Company”) was incorporated as a Nevada company on July 6, 2005 under the name VB Biotech Laboratories, Inc. On June 20, 2006, we changed our name to VB Trade, Inc. On September 21, 2007, we changed our name to Endeavor Uranium, Inc. Finally, on December 19, 2008, we changed our name to Endeavor Power Corp.

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

On July 21, 2009, the Company entered into a definitive Farmout Agreement (“Farmout Agreement”) with Togs Energy, Inc. (“Togs”), a wholly-owned subsidiary of TXO, PLC (“TXO”), and M-C Production and Drilling Co, Inc. (“MCPD”).

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

QUARTERLY DEVELOPMENTS

Effective May 7, 2010, Mr. Brent Wilder resigned as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary and a director. Our Board of Directors appointed Mr. Richard O. Weed as our new Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.

On June 30, 2010, the Company’s Board of Directors voted to authorize a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of Common Stock of the Company, with the Company filing a Certificate of Amendment with the Nevada Secretary of State on August 4, 2010, to effectuate the Reverse Stock Split. The Reverse Stock Split has an effective date as of August 16, 2010.

PLAN OF OPERATION

As an independent oil and gas company engaged in the acquisition, production and exploration of oil and gas properties located primarily in North America, our primary objective is to increase shareholder value. To accomplish this objective, our business strategy remains focused on the following:

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

Risk Management. We have used commodity price derivatives in the past to reduce our exposure to price fluctuations and reserve the right to do so in the future, if management believes that such derivatives will improve the balance between risk and rewards.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three and six months ended June 30, 2010 and 2009

During the three and six months ended June 30, 2010 and 2009, we had no revenues.

Operating expenses for the three and six months ended June 30, 2010 were $21,341 and $44,655 respectively, compared to $56,819 and $100,918 for the three and six months ended June 30, 2009. The decrease in operating expense in fiscal 2010 was attributed to a decrease of $34,500 in management fees compared to fiscal 2009, and lower overall general and administrative costs as the Company lacked sufficient cash flows to incur major operational expenditures.

We incurred a net loss of $969,388 for the six months ended June 30, 2010 (loss of $0.01 per share) compared to a net loss of $100,918 for the six months ended June 30, 2009 (less than $0.01 per share).  The increase in the net loss in fiscal 2010 is attributed to interest and accretion expense of $729,733 relating to the convertible note and a $195,000 loss on settlement of debt for the issuance of 37,500,000 common shares to settle $75,000 in the convertible note.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had no cash or cash equivalents and a working capital deficit of $920,167 compared with no cash and a working capital deficit of $220,779 as at June 30, 2009.  The increase in the working capital deficit is attributed to a net increase in a short-term note payable of $622,859 relating to financing activities relating to the Company during the last two quarters of fiscal 2009 and an increase in accounts payable and accrued liabilities due to the lack of sufficient cash flow for the Company to repay its outstanding obligations.

Net cash used in operating activities was $24,466 for the six months ended June 30, 2010, compared to net cash used of $18,752 for the six months ended June 30, 2009.  The increase in the net cash used for operating activities is attributed to the fact that proceeds from related parties and the note payable were used to repay operating activity of the Company.

Cash flows provided or used in investing activities were $nil for the six months ended June 30, 2010 compared with net cash used of $309,868 during the six months ended June 30, 2009.  The decrease in cash used for investing activities attributed to the fact that the Company entered into a joint venture agreement in fiscal 2009 which required the Company to outlay cash as part of joint venture agreement. The Company is no longer involved in the joint venture agreement and has not entered into any new agreements.

Cash flows provided by financing activities was $24,466 for the six months ended June 30, 2010 compared with $328,273 for the six months ended June 30, 2009.  The decrease in the cash flows provided for financing activities is attributed to the fact that the Company has not identified any new investment opportunities which would require further financing during fiscal 2009 whereas in fiscal 2009, the Company obtained financing from related parties to assist in the financing of the joint venture agreement.

On August 25, 2009, we Company issued a convertible promissory note (the “Note”) of $826,541 to a related party to settle outstanding debt obligations owing as of the issuance date.  Under the terms of the Note, the amount owing is due interest at 10% per annum, is due on August 25, 2011, and is convertible into shares of our Common Stock at a conversion price of $0.60 per share at the discretion of the note holder from the date of issuance, or convertible at our discretion if the trading price of our Common Stock exceeds $2.00 per share over ten consecutive days.  Furthermore, the Note includes 500,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional share of our Common Stock at $0.90 per common share for a period of three years from the date of issuance, along with an incentive bonus of 75,000 common shares which was paid on July 22, 2009.  On June 11, 2010, the Company renegotiated and amended the terms of the Note to remove the convertibility feature and issued 37,500,000 common shares to settle $75,000 of the outstanding Note.  As a result, for the six month period ended June 30, 2010, we recognized accretion expense of $688,784.  As at June 30, 2010, the Company owed $751,541 in the unsecured note.

Depending on the measure of success we are able to achieve in our fund-raising efforts, we anticipate a significant negative cash flow which will be serviced by new capital that we intend to raise. Subject to a number of factors, including, but not limited to, prevailing market conditions, interest rates, and the time it takes to secure the necessary development capital, we anticipate that we can become cash-flow positive by the fourth quarter of the fiscal year. However, no assurances can be provided that we will become cash flow positive within the time parameters referenced herein, or at all.

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

Leases – We follow the guidance in ASC Topic 840, “Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Stock-based compensation – Effective January 1, 2006, we adopted ASC Topic 718 “Compensation – Stock Compensation”. ASC 718 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

Going Concern –  We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings - We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements - We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation - Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2010.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.

CONTROLS AND PROCEDURES.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In July 2010, holders of 56.99%  of our Common Stock approved a 1-for-100 reverse stock split of the issued and outstanding shares of Common Stock of the Corporation.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Incorporated by reference to our Proxy Statement on Schedule 14A filed with the SEC on November 13, 2008.
3.1a	Restated Articles of Incorporation	Incorporated by reference to our Proxy Statement on Schedule 14A filed with the SEC on November 13, 2008.
3.1b	Certificate of Amendment to the Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.1c	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.2	Bylaws	Incorporated by reference to our Proxy Statement on Schedule 14A filed with the SEC on November 13, 2008.
3.2a	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
10.1	Joint Venture Agreement between the Company and Federated Energy	Filed with the SEC on December 31, 2008 as part of our Current Report on Form 8-K.
10.2	Amendment to Joint Venture Agreement with Federated Energy	Filed with the SEC on June 19, 2009 as part of our Current Report on Form 8-K.
10.3	Farmout Agreement Between Company and Togs Energy, Inc. and M-C Production & Drilling	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.4	Convertible Promissory Note to Regal Capital Development	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.5	Common Stock Purchase Warrant to Regal Capital Development	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.6	Settlement Agreement with Regal Capital Development, Inc. executed on June 17, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.7	Promissory Note with Regal Capital Development, Inc. executed on June 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.8	Certificate of Amendment to Articles of Incorporation filed on August 4, 2010	Filed on August 4, 2010 with the Nevada Secretary of State.
16.1	Letter from Moore and Associates, Chartered, dated August 13, 2009, to the Securities and Exchange Commission regarding statements included in this Form 8-K	Filed with the SEC on August 13, 2009 as part of our Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs, dated August 26, 2009, to the Securities and Exchange Commission regarding statements included in this Form 8-K.	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
16.3	Letter from M&K CPAS, PLLC dated March 12, 2010, to the Securities and Exchange Commission regarding change in certifying accountant.	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010, to the Securities and Exchange Commission regarding change in certifying accountant.	Filed with the SEC on August 27, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2010

ENDEAVOR POWER CORP.

By: /s/ Richard O. Weed

Richard O. Weed, Chief Executive Officer

And Chief Financial Officer