Form 10-Q
period 2010-09-30
Endeavor Power Corp
filed 2010-11-15
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-31423

ENDEAVOR POWER CORP.

(Name of small business issuer in its charter)

Nevada	72-1619354
(State of incorporation)	(I.R.S. Employer Identification No.)

317 E Penn Ave

Robesonia, PA 19551

 (Address of principal executive offices)

Telephone (877) 285-5359

Facsimile (610) 743-8580

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X  . Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes           .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes    X  .  No

As of November 15, 2010, there were 144,563,898 shares of the registrant’s $.001 par value common stock issued and outstanding.

ENDEAVOR POWER CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Endeavor Power Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “Endeavor”, “we”, “us” and “our” are references to Endeavor Power Corp.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Endeavor Power Corp.

(An Exploration Stage Company)

September 30, 2010

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

Endeavor Power Corp.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	September 30, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	43	–

Total Assets	43	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	22,018	21,107

Accrued Liabilities	28,773	33,081

Due to Related Parties (Note 4)	54,200	28,834

Notes Payable (Note 3)	336,513	137,757

Total Liabilities	441,504	220,779

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 141,063,896 and 688,882 common shares, respectively	141,064	689

Additional Paid-In Capital	18,908,103	11,078,478

Accumulated Deficit During the Exploration Stage	(19,490,628)	(11,299,946)

Total Stockholders’ Deficit	(441,461)	(220,779)

Total Liabilities and Stockholders’ Deficit	43	–

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from July 6, 2005 (Date of Inception) to September 30, 2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and Administrative	957	3,957,006	2,806	3,974,749	4,279,651
Impairment of joint venture costs	–	–	–	–	609,718
Impairment of mineral property costs	–	334,868	–	334,868	5,600,000
Management fees	–	30,000	2,500	67,000	69,500
Mineral property expenditures	–	–	–	–	382,377
Professional Fees	5,113	33,750	45,420	79,925	244,155

Total Expenses	6,070	4,355,624	50,726	4,456,542	11,185,401

Other Income (Expenses)

Interest Income	–	–	–	–	1,823
Interest and accretion expense	(19,741)	–	(749,474)	–	(916,568)
Loss on settlement of debt (Note 5)	(7,195,482)	(227,452)	(7,390,482)	(227,452)	(7,390,482)

Total Other Income (Expenses)	(7,215,223)	(227,452)	(8,139,956)	(227,452)	(8,305,227)

Net Loss for the Period	(7,221,293)	(4,583,076)	(8,190,682)	(4,683,994)	(19,490,628)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.07)	(0.07)	(0.09)	(0.07)

Weighted Average Shares Outstanding	98,666,037	66,861,400	88,576,847	65,855,900

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from July 6, 2005 (Date of Inception) to September 30, 2010
	$	$	$
Operating Activities

Net loss for the period	(8,190,682)	(4,683,994)	(19,490,628)

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	688,784	34,439	826,541
Common shares issued for services	–	4,170,452	4,170,452
Common shares issued for incentives	–	110,250	110,250
Impairment of joint venture agreements	–	334,868	609,718
Impairment of mineral properties	–	–	5,600,000
Loss on settlement of debt	7,390,482	–	7,390,482
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	67,018	(15,200)	108,031
Due to related parties	–	–	9,588

Net Cash Used In Operating Activities	(44,398)	(49,185)	(665,566)

Investing Activity
Investment in Joint Venture	–	(609,718)	(609,718)

Net Cash Used in Investing Activity	–	(609,718)	(609,718)

Financing Activities
Proceeds from related parties	35,366	675,686	922,312
Proceeds from note payable	9,075	–	9,075
Proceeds from shareholders	–	658,556	264,949
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	44,441	658,556	1,275,327

Increase (Decrease) in Cash	43	(347)	43

Cash – Beginning of Period	–	347	–

Cash – End of Period	43	–	43

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000
Common shares issued to settle note payable	75,000	–	75,000

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

1.

Nature of Operations and Continuance of Business

Endeavor Power Corp. (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. (“VB Labs”).  On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc. (“VB Trade”), with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation (“Federated”), a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma.  Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corp.  The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at September 30, 2010, the Company had a working capital deficit of $441,461 and an accumulated deficit of $19,490,628. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2010, and the results of its operations and cash flows for the three and six month periods ended September 30, 2010 and 2009. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and December 31, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i)

Financial Instruments (continued)

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

k)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

a)

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

On June 17, 2010, the Company amended the terms of the Note to remove the convertibility feature, and issued 37,500,000 common shares to settle $75,000 of the outstanding Note.  As a result, for the period ended June 30, 2010, the Company recognized accretion expense of $688,784 to amortize the undiscounted portion of the Note prior to the amendment of the terms of the note and the partial resettlement of outstanding balances.  As at June 30, 2010, the outstanding note payable was $817,438, comprised of a principal balance of $751,541 and accrued interest of $65,897.

On September 17, 2010, the Company issued 80,000,000 common shares to settle $200,000 of note payable. Refer to Note 5(b).

On September 20, 2010, the Company issued 60,000,000 common shares to settle $300,000 of note payable.  Refer to Note 5(a).

As at September 30, 2010, the outstanding note payable is $340,900, comprised of a principal balance of $317,438 and accrued interest of $23,462.

b)

In June 2010, the Company issued a note payable of $9,075 to a non-related party.  Under the terms of the agreement, the amounts are unsecured, non-interest bearing, and due on demand.

c)

In June 2010, the Company issued a note payable of $10,000 to a non-related party.  Under the terms of the agreement, the amounts are unsecured, due interest at 10% per annum, and due on demand.  As at September 30, 2010, the Company has recorded accrued interest of $411.

4.

Related Party Transactions

a)

As at September 30, 2010, the Company owes $9,588 (2009 - $9,588) to a director of the Company for financing of day-to-day activities.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at September 30, 2010, the Company owes $44,611 (2009 - $19,246) to a shareholder of the Company for financing of day-to-day activities.  The amounts owing are unsecured, non-interest bearing, and due on demand.

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

5.

Common Shares

a)

On September 20, 2010, the Company issued 60,000,000 common shares with a fair value of $3,300,000 to settle outstanding notes payable with a fair value of $300,000 resulting in a loss on settlement of debt of $3,100,000.

b)

On September 17, 2010, the Company issued 80,000,000 common shares with a fair value of $4,400,000 to settle outstanding notes payable with a fair value of $200,000 resulting in a loss on settlement of debt of $4,200,000.

c)

On August 16, 2010, the Company and its Board of Directors authorized a 1:100 reverse common stock split.  The effects of the reverse stock split resulted in the number of issued and outstanding common stock to decrease from 106,388,200 common shares to 1,063,898 common shares, and have been applied on a retroactive basis.

d)

On June 17, 2010, the Company issued 375,000 post-split adjusted common shares to a related party for the repayment of $75,000 of note payable, as noted in Note 3.  The shares were valued at $270,000 using end-of-day market prices, resulting in a loss on settlement of debt of $195,000.

6.

Share Purchase Warrants

During the period ended September 30, 2010, the Company had the following share purchase warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	–	–
Granted	5,000	$0.90

Balance – December 31, 2009 and September 30, 2010	5,000	$0.90	2.41	–

As at September 30, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
5,000	$0.90	August 25, 2012

500,000

7.

Subsequent Event

On November 9, 2010, the Company issued 3,500,000 common shares to the Chief Executive Officer of the Company upon execution of an employment agreement with the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2010 and 2009

During the three and nine months ended September 30, 2010 and 2009, we had no revenues.

Operating expenses for the three and nine months ended September 30, 2010 was $6,070 and $50,726 respectively, compared to $4,355,624 and $4,456,542 for the three and nine months ended September 30, 2009. The decrease in operating expense in fiscal 2010 was attributed to $3,776,000 of stock-based compensation expense related to issuance of common shares, $334,868 impairment of mineral property costs, and $110,250 of compensation to a related party for conversion of short-term debt to a long-term debt that were all one-time transactions that occurred in 2009.

We incurred a net loss of $8,190,682 for the nine months ended September 30, 2010 (loss of $0.09 per share) compared to a net loss of $4,683,994 for the nine months ended September 30, 2009 (loss of $0.07 per share).  The increase in the net loss in fiscal 2010 of $3,506,688 is attributed to a loss on settlement of debt of $7,390,482 in fiscal 2010 with respect to the conversion of $500,000 of note payable into common shares of the Company and $749,474 of accretion and interest expense, which was offset by $3,776,000 of stock-based compensation, $334,868 impairment of mineral property costs, and $110,250 of compensation to conversion of short-term debt to long-term debt in fiscal 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $43 and a working capital deficit of $441,461 compared with no cash and a working capital deficit of $220,779 as at September 30, 2009.  The increase in the working capital deficit is attributed to a net increase in a short-term note payable of $188,756 relating to financing activities relating to the Company and an increase in financing from related parties of $35,366.

Net cash used in operating activities was $44,398 for the nine months ended September 30, 2010, compared to net cash used of $49,185 for the nine months ended September 30, 2009.  The decrease in the net cash used for operating activities is attributed to the fact that general cash expenditures during fiscal 2010 were lower than fiscal 2009 as the Company incurred overhead costs with respect to the proposed TXO merger in 2009.

Cash flows provided or used in investing activities were $nil for the nine months ended September 30, 2010 compared with net cash used of $609,718 during the nine months ended September 30, 2009.  The decrease in cash used for investing activities attributed to the fact that the Company entered into a joint venture agreement in fiscal 2009 which required the Company to outlay cash as part of joint venture agreement. The Company is no longer involved in the joint venture agreement and has not entered into any new agreements.

Cash flows provided by financing activities was $44,441 for the nine months ended September 30, 2010 compared with $658,556 for the nine months ended September 30, 2009.  The decrease in the cash flows provided for financing activities is attributed to the fact that the Company has not identified any new investment opportunities which would require further financing during fiscal 2009 whereas in fiscal 2009, the Company obtained financing from related parties to assist in the financing of the joint venture agreement.

Quarterly Developments

On June 30, 2010, the Company’s Board of Directors voted to authorize a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of Common Stock of the Company, and the Company filed a Certificate of Amendment with the Nevada Secretary of State on August 4, 2010, to effectuate the Reverse Stock Split. The Reverse Stock Split had an effective date of August 16, 2010.

Subsequent Developments

On November 8, 2010, Endeavor Power Corp., a Nevada corporation, (the "Company") entered into an Employment Agreement (the “Employment Agreement”) with Alfonso Knoll, (“Mr. Knoll”) an individual. Pursuant to the terms and conditions of the Employment Agreement, Mr. Knoll shall serve as the Company’s Chief Executive Officer for an initial term of one year. In exchange, Mr. Knoll will receive an aggregate issuance of forty-three million, five-hundred thousand (43,500,000) fully paid shares of the Corporation’s restricted stock pursuant to the following schedule: (i) 3,500,000 of the upon with the execution of the Employment Agreement; (ii) 13,000,000 shares upon completion of the Corporation’s first profitable Recycling Turn; (iii) 13,000,000 shares upon completion of the Corporation’s second profitable Recycling Turn; and (iv) 14,000,000 shares upon completion of the Corporation’s third profitable Recycling Turn. Additionally, Mr. Knoll shall receive an annual salary of $200,000.

The Company’s Board of Directors took the following actions by unanimous written consent on November 10, 2010, Mr. Richard O. Weed resigned from all positions with the Company, including President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director and as his final act appointed Mr. Knoll as the Company’s new President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary of the Company. Mr. Knoll accepted such appointment.

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

Critical Accounting Policies

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

Inflation - Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2010.

Recent Accounting Standards

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of September 30, 2010, that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.1a	Certificate of Amendment to the Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.1b	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.1c	Certificate of Amendment to the Articles of Incorporation	Filed herewith.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.2a	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
10.1	Joint Venture Agreement between the Company and Federated Energy	Filed with the SEC on December 31, 2008 as part of our Current Report on Form 8-K.
10.2	Amendment to Joint Venture Agreement with Federated Energy	Filed with the SEC on June 19, 2009 as part of our Current Report on Form 8-K.
10.3	Farmout Agreement Between Company and Togs Energy, Inc. and M-C Production & Drilling	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.4	Convertible Promissory Note to Regal Capital Development	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.5	Common Stock Purchase Warrant to Regal Capital Development	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.

10.6	Settlement Agreement with Regal Capital Development, Inc. executed on June 17, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.7	Promissory Note with Regal Capital Development, Inc. executed on June 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.8	Settlement and Release Agreement with Andrew I. Telsey, P.C., executed on August 3, 2010.	Filed herewith.
10.9	Settlement and Release Agreement with Regal Capital Development, Inc. executed on September 17, 2010	Filed with the SEC on September 17, 2010 as part of our Current Report on Form 8-K.
10.10	Promissory Note with Regal Capital Development, Inc. executed on September 17, 2010	Filed with the SEC on September 17, 2010 as part of our Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll	Filed with the SEC on November 12, 2010 as part of our Current Report on Form 8-K.
16.1	Letter from M&K CPAS, PLLC dated March 12, 2010, to the Securities and Exchange Commission regarding change in certifying accountant.	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.2	Letter from Ron Chadwick, P.C. dated August 3, 2010, to the Securities and Exchange Commission regarding change in certifying accountant.	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORP.

Dated: November 15, 2010	By: /s/ Alfonso Knoll
Alfonso Knoll
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer