Form 10-K
period 2010-12-31
Endeavor Power Corp
filed 2011-04-14
CIK 1388410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

   X  .

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

        ..

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

ENDEAVOR POWER CORP.

(Name of Small Business Issuer in Its Charter)

Nevada	000-52534	72-1619357
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	IRS Employer Identification Number

317 E Penn Ave

Robesonia, PA 19551

(Address of principal executive offices)

(877) 285-5359

(Registrant’s Telephone Number)

Copy of all Communications to:

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Avenue, Suite 400

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes      . No   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $47,208,223 based upon the price ($0.78) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “EDVP.”

As of April 12, 2011, there were 154,563,898 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “EDVP,” “we,” “us” and “our” are references to Endeavor Power Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.   BUSINESS

Formation and Development

Endeavor Power Corp. was incorporated as a Nevada company on July 6, 2005 under the name VB Biotech Laboratories, Inc. On June 20, 2006, we changed our name to VB Trade, Inc. On September 21, 2007, we changed our name to Endeavor Uranium, Inc. Finally, on December 19, 2008, we changed our name to Endeavor Power Corp.

As VB Trade, Inc., we were engaged in the development of a website that would allow freelance web designers to sell their website designs on our website. This business was unsuccessful and was abandoned in September 2007.

On September 21, 2007, Endeavor Uranium, Inc. our wholly-owned subsidiary, merged with us pursuant to the terms of an Agreement and Plan of Merger (the “Merger”) whereby, we remained as the surviving corporation and the separate existence of our subsidiary ceased in accordance with the provisions of the Nevada Revised Statutes.

Then, in December 2008 we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Federated Energy Corporation (“Federated”). Under the terms of the Joint Venture Agreement, we agreed to provide incremental funding in the amount of $525,000 in cash to Federated in return for a 51% working interest in certain oil and gas leaseholds located in Nowata County, Oklahoma (the “JV Wells”) owned by Federated. This venture did not prove successful.

On July 21, 2009, the Company entered into a definitive Farmout Agreement (“Farmout Agreement”) with Togs Energy, Inc. (“Togs”), a wholly-owned subsidiary of TXO, PLC (“TXO”), and M-C Production and Drilling Co, Inc. (“MCPD”).  Again, this venture did not prove to be successful.

In November 2010, Management assessed a potential business opportunity and determined that in an effort to create value for our Shareholders, the Company should change its business direction to focus on becoming a full-service E-Waste recovery company with processing services aimed at industrial and government clients. Discarded computers and electronic equipment pose environmental hazards and our new direction will seek to limit the impact of discarded “E-Waste” on the environment.

Description of Business

Our new business direction relates to certain computer and electronics recycling operations utilizing recycling contracts with nationally known and operated retail chains, over the scale scrap purchasing, and other individual asset recovery and demolition opportunities. To this end, we have entered into an agreement with a recycling facility located in Robesonia, Pennsylvania. The recycling facility is located in a 6,000 square foot leased plant with a large industrial yard and up to 100,000 square feet of indoor expansion space available.

We are currently collecting and processing such scrap so as to extract the precious metals and other materials. The Company also recycles other scrap and related industrial equipment. We plan to capitalize on extracting the precious metals from E-Waste, and processing the material as a usable, recycled product, while also helping the environment by reducing the amount of toxic materials that are disposed of in landfills.

As new states join the 23 existing states that are already banning electronics from landfills and implementing reporting standards, many organizations are taking a hard look at their E-waste stream and how to address the growing issue. The United States Environmental Protection Agency (“EPA”) includes discarded Cathode Ray Tube (“CRT”) monitors in its category of "hazardous household waste". Further,  the EPA estimates that 14.9 pounds of electronic waste per person was awaiting disposal in the United States in 2007, the latest figure available.

The broadly defined E-Waste industry includes not only E-Waste recyclers, but also aftermarket electronic equipment brokers, original equipment manufacturers with internal take-back programs, non-profit recycling organizations, scrap dealers and asset management firms.  At present, our management estimates that most market participants are small, regionally focused operators.

At this point we primarily seek to acquire (i) outdated telecommunication equipment, including central PBX systems, parts or mainframe computers systems, parts and boards, (ii) scrap computers, including  computer waste, scrap computer boards, such as video boards, sound cards, modem boards, non-working waste mother boards and any other scrap electronic boards and any PC printed circuit board scrap, (iii) laptop computer scrap, including laptop waste, such as mother boards, scrap memory modules, LCD scrap and any other laptop parts, and (iv) scrap cellular phones, including waste cell phone boards, cell phone PCB, complete cell phones or any other wireless or mobile equipment or waste cell batteries.

In summary, our current business objectives are as follows:

•

Recycling of end-of-life electronics;

•

Recycling of excess inventories and obsolete parts;

•

Destruction of hard drive data;

•

Direct refining of materials; and

•

Customized reporting and certification.

Under a law signed by former New York Governor David Paterson, all manufacturers that sell electronic equipment in the state of New York must have a free, convenient electronic waste, or "E-Waste," recycling program in effect by April 1, 2011.  The law also makes it illegal for individuals to dispose of electronic waste at landfills, effective Jan. 1, 2015. The law covers televisions, VCRs, DVD and MP3 players, game consoles, fax machines, and computers and their peripherals such as monitors, keyboards, mice, scanners and printers.

Services and the Market Space

Currently we purchase various pieces of old electronics which we know contain materials that we can extract precious metals from. These products include:

•

Outdated telecommunication equipment, including central PBX systems, parts or mainframe computers systems, parts and boards;

•

Scrap computers, including computer waste, scrap computer boards, such as video boards, sound cards, modem boards, non-working waste mother boards and any other scrap electronic boards and any PC printed circuit board scrap;

•

Laptop computer scrap, including laptop waste, such as mother boards, scrap memory modules, LCD scrap and any other laptop parts;

•

Scrap cellular phones, including waste cell phone boards, cell phone PCB, complete cell phones or any other wireless or mobile equipment or waste cell batteries;

•

Unprocessed Electronics/ Full computers/ Laptops/ Wire Scrap/ Test Equipment/ Industrial Equipment/ Printers/ Copiers/ Cell Phones/ Telecom Equipment/ Working Equipment;

o

Communications boards

o

RAM

o

Scrap PBX Equipment

o

Cellular phones

o

Cell phone boards

o

CPU scrap

o

Connectors, pins, and all gold plated materials for refining

o

X-ray films scrap for silver recycling, we provide x-ray films destruction services for outdated x-ray films

o

Printed circuit boards recycling - we recycle all kinds of PCBs

Competition

The waste management industry is highly competitive and severely fragmented.  Intense competition exists within the industry for collection, transportation and disposal volume.  The industry includes three large national waste companies: Waste Management, Inc.; Allied Waste Industries, Inc.; and Republic Services, Inc.  We compete with a number of these and other regional and local companies, including publicly or privately owned providers.  We also compete with certain municipalities that operate their own solid waste collection and disposal facilities.  These municipalities may have certain advantages over us due to the availability of tax revenues and tax-exempt financing.

Significantly all of our current and potential traditional competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Such competitors are apt to undertake more extensive marketing and advertising efforts and make more attractive offers to potential employees and customers.  As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets.

Patents, Trademarks and Licenses

We have no patents, trademarks or licenses.

Need for Government Approval

In  connection  with  our  planned recycling activities, we may be required to comply  with  certain environmental laws and regulations which may require us to obtain  permits  issued  by  regulatory agencies and to file various reports and keep records of our operations affecting the environment.

Regulations

Our operations are subject to federal, state, and local laws and regulations regarding the protection of the environment. The environmental issues of concern to our company result from potential soil, surface water or groundwater contamination in connection with the storage and disposal of waste.

We are regulated by the EPA through the Resource Conservation and Recovery Act (“RCRA”) which requires that hazard wastes be tracked from the time that they are generated until their final disposition. Further with the enactment of the Comprehensive Environmental Response, Compensation and Liability Act in 1980, a super fund was created for the clean-up and remediation of closed and abandoned hazardous waste sites. A facility that treats, stores or disposes of hazardous waste must obtain a permit under the RCRA. Individual states may regulate particular wastes more stringently than that mandated by the EPA because the EPA is authorized to delegate primary rulemaking to individual States and most states have implemented such regulations.

The federal government also mandates the requirements for hazardous waste landfill sites together with state and local governmental agencies which may have criteria of their own and which in some cases may be more stringent than the federal regulations.

The EPA is also the regulatory authority governing vehicle emissions and emissions from large Municipal Waste Combustors (“MWC”) (greater than 250 tons per day), small MSWs (less than 150 Tons per day) (MWCs are incinerators which burn household, commercial/retail and or institutional waste), Hazardous Waste Combusters (‘HWC”) and Medical Waste Incinerators. State or federal MWC plans also include source and emission inventories, emission limits, testing, monitoring and reporting requirements or site specific compliance schedules including increments of progress.

As worldwide emissions levels have increased dramatically, a greater understanding of the impacts of these emissions have resulted in increased regulation and new development practices have been implemented to reduce emissions in countries worldwide. All of the above are the regulatory environment in which our solutions and the proposed applications of the solutions are applicable Failure to comply with applicable environmental laws will have a material adverse effect on our business, financial condition and results of operation.  We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations or the disposal of waste at off-site locations.  Environmental laws and regulations could become more stringent over time and there can be no assurance that our operations will not be subject to significant costs in the future.  Any expenditures or liabilities we may incur could have a material adverse effect on our results of operations and financial condition.

Research and Development

Our management does not expect to incur research and development costs.

Employees; Identification of Certain Significant Employees

We currently have no employees other than our sole officer, Alfonso Knoll.  We plan to use contractors in the future if the need arises during the course of activities.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive office is located at 317 E Penn Avenue, Robesonia, PA 19551. We are currently leasing generic office space on a month-to-month basis for $2,200 per month. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining any required additional facilities. We currently do not own any real property.

ITEM 3.   LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is quoted on the OTC Bulletin Board “OTCBB – U.S. Registered” under the trading symbol EDVP.OB. The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	Bid
	High	Low
2010 Fiscal Year
First Quarter	$2.30	$0.35
Second Quarter	$1.00	$0.36
Third Quarter	$1.38	$0.02
Fourth Quarter	$0.55	$0.26
	Bid
	High	Low
2009 Fiscal Year
First Quarter	$65.00	$30.00
Second Quarter	$185.00	$66.00
Third Quarter	$155.00	$21.00
Fourth Quarter	$27.00	$1.50

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

Record Holders

As of December 31, 2010, an aggregate of 144,563,898 shares of our common stock were issued and outstanding and are held by approximately 22 shareholders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On November 8, 2010, the Company entered into an Employment Agreement with Alfonso Knoll. Pursuant to the terms and conditions of the Employment Agreement, Mr. Knoll shall serve as the Company’s Chief Executive Officer for an initial term of one year. In exchange, Mr. Knoll will receive an annual salary of $200,000 and an aggregate issuance of forty-three million five-hundred thousand (43,500,000) restricted shares of the Corporation’s common stock pursuant to various milestones and performance criteria, of which 3,500,000 were earned and issued as of December 31, 2010 in accordance with the terms of the agreement.

On February 21, 2011, we entered into a Consulting Agreement with The Musser Group, LLC, a Pennsylvania Limited Liability Company (“Musser Group”), pursuant to which Musser Group will provide the Company with strategic business consulting and venture services.  Musser Group shall provide such services to the Company in exchange for ten million (10,000,000) restricted shares of the Company’s common stock.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Balance Sheet

As at December 31, 2010, the Company had total assets of $40,649 compared with total assets of $nil as at December 31, 2009. The increase in total assets were attributed to increases in cash of $27,802 relating to proceeds received from the issuance of notes payable along with cash flow generated from revenue sales, and $12,847 of property and equipment relating to the Company’s operations.

As at December 31, 2010, the Company had total liabilities of $609,698 compared with $220,779 as at December 31, 2009. The increase in total liabilities is attributed to an increase of $298,756 of notes payable relating to the financing of operating capital for the Company’s day-to-day activities as well as additional financing of $91,282 from related parties.

In August 2010, the Company authorized a 1-to-100 reverse split of its common stock, which was applied on a retroactive basis to the Company’s inception.  During the year ended December 31, 2010, the Company issued 140,375,000 common shares to settle notes payable with a total book value of $575,000 resulting in a loss on settlement of debt of $3,296,667.  Per the terms of the convertible note agreement the company was to settle the debt with 95,833,333 shares at $0.006 conversion rate (post split). The company only recognized a loss on the additional 44,541,667 shares issued as an inducement to convert the debt.  The loss was calculated at the closing price of the stock on the day of issuance.  The Company also recognized a gain on the settlement of $14,518 of accounts payable with the prior attorney for $10,000 cash resulting in a gain of $4,518.  This gain along with the loss on conversion of debt nets to a total loss on settlement of debt of $3,292,149.  The Company also issued 3,500,000 common shares with a fair value of $910,000 for management services, valued at the closing price of the stock on the day of issuance.

In November 2010, the Company discontinued its operations with respect to mineral exploration and oil and gas exploration and focused on the development of e-waste processing services aimed at industrial and government clients.  At the time of the change in operations, the Company had no assets or outstanding liabilities related specifically to its mineral and oil and gas exploration activity, and had accumulated losses of $6,592,095.  During the year ended December 31, 2009, the Company had fully impaired all mineral property costs and all oil and gas joint venture costs and had no mineral or oil and gas exploration or administrative activity during fiscal 2010.

Operating Expenses

During the year ended December 31, 2010, the Company incurred operating expenses totaling $1,062,752 compared with $4,316,695 for the year ended December 31, 2009. The decrease in operating expenses is attributed to recognition of $3,200,000 in stock-based compensation in 2009 that was not repeated in 2010.  Overall, the Company’s operating expenses were comparable to prior year, but are expected to increase in future periods due to commencement of operations and recognition of revenue transactions commencing in December 2010.

Net Loss

During the year ended December 31, 2010, the Company incurred a net loss of $5,129,937 compared with a net loss of $5,093,507 for the year ended December 31, 2009. The increase in net loss of $36,430 is attributed to the recognition of a loss on settlement of debt of $3,292,149 resulting from the settlement of outstanding notes payable with common shares which was partially offset by the recognition of $3,200,000 in stock-based compensation expense in the prior year.

Liquidity and Capital Resources

As at December 31, 2010, the Company had a cash balance of $27,802 and a working capital deficit of $581,896 compared with a cash balance of $nil and a working capital deficit of $220,779 at December 31, 2009. The increase in working capital deficit is attributed to the fact that the Company financed its operating activity with the issuance of notes payable, which are unsecured, due interest at 10% per annum, and due on demand.

During the year ended December 31, 2010, the Company did not not receive any proceeds from the issuance of common shares or other equity instruments.

Cashflows from Operating Activities

During the year ended December 31, 2010, the Company used $152,388 of cash flow for operating activities compared with $66,315 for the year ended December 31, 2009. The increase in cash used for operating activities is attributed to a general increase in operating activity leading to recognition of first revenue transactions in December 2010.

Cashflows from Investing Activities

During the year ended December 31, 2010, the Company used $13,500 of cash flow for investing activities compared with $nil in 2009.  In 2010, the Company purchased $13,500 of equipment and vehicles relating to the Company’s operations whereas in 2009, amounts were contributed for the investment in joint ventures of Federated from January to September 2009 and for the TXO agreement from October 2009 to December 2009.

Cashflows from Financing Activities

During the year ended December 31, 2010, the Company was provided $193,690 of cash flow from financing sources compared with $675,686 of cash flow for financing activities during the year ended December 31, 2009. The decrease in cash flows provided from financing activities is attributed to the fact that the Company received $675,686 in related party financing in prior year compared to only $174,615 in the current year along with $19,075 of financing from the issuance of notes payable.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   FINANCIAL STATEMENTS

Endeavor Power Corp.

(A Development Stage Company)

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Endeavor Power Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Endeavor Power Corp. (A Development Stage Company) as of December 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period ended December 31, 2010. The financial statements for the period from inception (July 6, 2005) to December 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Power Corp. as of December 31, 2010, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 12, 2010

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Endeavor Power Corp.

Centennial, Colorado

I have audited the accompanying balance sheet of Endeavor Power Corp. (an exploration stage company) as of December 31, 2009, and the related  statements of operations, stockholders’ equity and cash flows for the year then ended These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Endeavor Power Corp. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

/s/ Ronald R. Chadwick, P.C.

May 14, 2010

RONALD R. CHADWICK, P.C.

Endeavor Power Corp.

(A Development Stage Company)

Balance Sheets

	December 31, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	27,802	–

Total Current Assets	27,802	–

Property and Equipment, net	12,847	–

	40,649	–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	4,839	21,107

Accrued Liabilities	48,230	33,081

Due to Related Parties	120,116	28,834

Notes Payable	19,075	–

Notes Payable – Related	417,438	137,757

Total Liabilities	609,698	220,779

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 144,563,898 and 688,898 common shares, respectively	144,564	689

Additional Paid-In Capital	15,716,270	11,078,478

Deficit Accumulated During the Development Stage	(16,429,883)	(11,299,946)

Total Stockholders’ Deficit	(569,049)	(220,779)

Total Liabilities and Stockholders’ Deficit	40,649	–

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated from July 6, 2005 (Date of Inception) to December 31, 2010
	$	$	$

Revenue	20,397	–	20,397
Cost of sales	36,046	–	36,046

	(15,649)	–	(15,649)

Expenses

Depreciation expense	653	–	653
General and administrative	12,231	4,161,302	4,289,076
Management fees	945,167	67,000	1,012,167
Professional fees	58,619	88,393	257,354
Rent	2,200	–	2,200
Wages and salaries	43,882	–	43,882

Total Expenses	1,062,752	4,316,695	5,605,332

Net Operating Loss	(1,078,401)	(4,316,695)	(5,620,981)

Other Income (Expenses)

Interest income	–	–	1,823
Interest and accretion expense	(759,387)	(167,094)	(926,481)
Loss on settlement of debt	(3,292,149)	–	(3,292,149)

Total Other Income (Expenses)	(4,051,536)	(167,094)	(4,216,807)

Net Loss from continuing operations	(5,129,937)	(4,483,789)	(9,837,788)

Discontinued operations	–	(609,718)	(6,592,095)

Net Loss and comprehensive loss	(5,129,937)	(5,093,507)	(16,429,883)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted
Continuing operations	(0.12)	(6.69)
Discontinued operations	–	(0.91)

Weighted Average Shares Outstanding	41,102,254	670,346

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated from July 6, 2005 (Date of Inception) to December 31, 2010
	$	$	$

Operating Activities

Net loss for the period	(5,129,937)	(4,483,789)	(9,837,788)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	688,784	137,757	826,541
Depreciation expense	653	–	653
Common shares issued for services	910,000	4,170,452	5,080,452
Common shares issued for incentives	–	110,250	110,250
Loss on settlement of debt	3,292,149	–	3,292,149

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	69,296	(985)	110,309
Due to related parties	16,667	–	26,255

Net Cash Used In Operating Activities	(152,388)	(66,315)	(391,179)

Investing Activity

Purchase of property and equipment	(13,500)	–	(13,500)

Net Cash Used in Investing Activity	(13,500)	–	(13,500)

Financing Activities

Proceeds from related parties	174,615	675,686	1,061,561
Proceeds from note payable	19,075	–	19,075
Proceeds from shareholders	–	–	264,949
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	193,690	675,686	1,424,576

Cash flows from discounting operations

Net cash used in operating activities	–	–	(382,377)
Net cash used in investing activities	–	(609,718)	(609,718)

	–	(609,718)	(992,095)

Increase (Decrease) in Cash	27,802	(347)	27,802

Cash – Beginning of Period	–	347	–

Cash – End of Period	27,802	–	27,802

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000
Common shares issued to settle convertible notes payable	575,000	–	575,000

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From July 6, 2005 (Date of Inception) to December 31, 2010

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance – July 6, 2005 (Date of Inception)	–	–	–	–	–

Issuance of common shares for services	1	–	–	–	–

Net loss for the period	–	–	–	(750)	(750)

Balance – December 31, 2005	1	–	–	(750)	(750)

Issuance of founder shares for cash at $0.000015 per common share	3,250,000	3,250	1,750	–	5,000

Issuance of common shares for cash at $0.0015 per common share	513,460	513	78,478	–	78,991

Net loss for the year	–	–	–	(23,830)	(23,830)

Balance – December 31, 2006	3,763,461	3,763	80,228	(24,580)	59,411

Cancellation of common shares	(3,250,000)	(3,250)	(1,750)	–	(5,000)

Issuance of common shares to acquire mineral property at $0.40 per common share	140,000	140	5,599,860	–	5,600,000

Net loss for the year	–	–	–	(73,915)	(73,915)

Balance – December 31, 2007	653,461	653	5,678,338	(98,495)	5,580,496

Assumption Agreement	–	–	255,050	–	255,050

Settlement of related party debt	–	–	37,883	–	37,883

Net loss for the year	–	–	–	(6,107,944)	(6,107,944)

Balance – December 31, 2008	653,461	653	5,971,271	(6,206,439)	(234,515)

Issuance of shares to settle debt	3,437	3	504,698	–	504,701

Issuance of shares for services	32,000	32	3,775,968	–	3,776,000

Beneficial conversion of warrants			826,541		826,541

Net loss for the year	–	–	–	(5,093,507)	(5,093,507)

Balance – December 31, 2009	688,898	689	11,078,478	(11,299,946)	(220,779)

Issuance of shares to settle debt	140,375,000	140,375	3,731,292	–	3,871,667

Issuance of shares for services	3,500,000	3,500	906,500	–	910,000

Net loss for the year	–	–	–	(5,129,937)	(5,129,937)

Balance – December 31, 2010	144,563,898	144,564	15,716,270	(16,429,883)	(569,049)

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(A Development Stage Company)

Notes to the Financial Statements

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

On November 8, 2010, the Company discontinued its operations in its working interests in oil and gas exploration and changed its operating focus to the development of E-Waste processing services aimed at industrial and government clients.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at December 31, 2010, the Company had a working capital deficit of $581,896 and an accumulated deficit of $16,429,883. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Endeavor Power Corp.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2010 and 2009, the Company had no cash equivalents.

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

e)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

g)

Revenue Recognition

The Company recognizes revenue from the services provided in its E-Waste processing in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectibility is reasonably assured.

h)

Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured.  Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days past due to be uncollectible.  If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables.

i)

Property and Equipment

Property and equipment is comprised of vehicles and general equipment and are recorded at cost and is depreciated using the straight-line method over the estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Endeavor Power Corp.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

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

Endeavor Power Corp.

(A Development Stage Company)

Notes to the Financial Statements

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

Endeavor Power Corp.

(A Development Stage Company)

Notes to the Financial Statements

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	December 31, 2010 Net Carrying Value $	December 31, 2009 Net Carrying Value $

General equipment	2,500	139	2,361	–
Automobiles	11,000	514	10,486	–

	13,500	653	12,847	–

4.

Notes Payable - Related

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

On June 17, 2010 the Company issued 375,000 common shares to settle $75,000 of the outstanding Note resulting in a loss on settlement of $180,000.  As a result, for the period ended June 30, 2010, the Company recognized accretion expense of $688,784 to amortize the undiscounted portion of the Note prior to the amendment of the terms of the note and the partial resettlement of outstanding balances.  As at June 30, 2010, the outstanding note payable was $817,438, comprised of a principal balance of $751,541 and accrued interest of $65,897.

In September 2010, the Company issued 140,000,000 common shares to settle $500,000 of the Note, resulting in a loss on settlement of debt of $3,116,667.  Refer to Note 7(b). In November 2010, the Company received an additional $100,000 from the Note with the same features as the existing Note. As at December 31, 2010, the outstanding Note is $449,969, comprised of principal balance of $417,438 and accrued interest of $32,531 which has been recorded in accrued liabilities.

On August 12, 2010 the Company settled $14,518 of accounts payable with the payment of $10,000 cash to Andrew Telsey, the Company’s prior attorney.  The settlement resulted in the gain of $4,518, along with the loss of $180,000 and $3,116,667 from the settlement of debt described above resulted in a net loss of $3,292,149 on the settlement of liabilbilities reported on the income statement.

On September 17, 2010 the Company entered into a new note agreement with Regal Capital Developemnt Inc. for the prior debt balance less the $575,000 converted debt described above for a total balance of the note of $317,437 with 10% interest and no convertibility feature as with the prior note.

5.

Notes Payable

As at December 31, 2010, the Company owes $19,075 (2009 - $nil) in notes payable to non-related parties.  The amounts owing are unsecured, non-interest bearing, and due on demand.

Endeavor Power Corp.

(A Development Stage Company)

Notes to the Financial Statements

6.

Related Party Transactions

a)

As at December 31, 2010, the Company owes $103,449 (2009 - $19,246) to a shareholder of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at December 31, 2010, the Company owes $16,667 (2009 - $nil) to the President and Director of the Company for management fees.  The amount owing is unsecured, non-interest bearing, and due on demand.

7.

Common Shares

All common shares issued for services or settlement of debt are valued based on the end-of-day market prices on the date of issuance, unless otherwise specified.

a)

On November 8, 2010, the Company issued 3,500,000 common shares to the CEO of the Company for management services with a fair value of $910,000.

b)

On September 20, 2010, the Company issued 140,000,000 common shares to settle outstanding notes payable of $500,000 resulting in a loss on settlement of debt of $3,116,667.  Per the convertible note agreement the Company was to convert the debt at $0.006 per share (post split) for a total issuance of 83,333,333 shares. The additional 56,666,667 shares were issued at the closing price of the stock on the day of issuance resulting in the $3,166,667 loss described above. Refer to Note 4.

c)

On August 16, 2010, the Company and its Board of Directors authorized a 1:100 reverse common stock split.  The effects of the reverse stock split resulted in the number of issued and outstanding common stock to decrease from 106,388,200 common shares to 1,063,898 common shares, and have been applied on a retroactive basis.

d)

On June 17, 2010, the Company issued 375,000 post-split adjusted common shares to a related party for the repayment of payable note payable of $75,000, resulting in a loss on settlement of debt of $180,000.  Per the convertible note agreement the Company was to convert the debt at $0.006 per share (post split) for a total issuance of 12,500,000 shares. The additional 25,000,000 shares were issued at the closing price of the stock on the day of issuance resulting in the $180,000 loss described above. Refer to Note 4.

e)

On August 25, 2009, the Company issued 32,000 post-split adjusted common shares of the Company for consulting services with a fair value of $3,776,000.

f)

On July 22, 2009, the Company issued 750 post-split adjusted common shares of the Company with a fair value of $110,250 to a related party as incentive bonus shares for the conversion of amounts owing into a long-term convertible note payable.

g)

On July 22, 2009, the Company issued 100 post-split adjusted common shares of the Company with a fair value of $14,700 to settle debt obligations of $12,000, resulting in a loss on settlement of debt of $2,700.

h)

On July 22, 2009, the Company issued 1,667 post-split adjusted common shares of the Company with a fair value of $245,000 to settle debt obligations of $100,000, resulting in a loss on settlement of debt of $145,000.

i)

On July 22, 2009, the Company issued 460 post split-adjusted common shares of the Company with a fair value of $67,376 to settle debt obligations of $27,500, resulting in a loss on settlement of debt of $39,876.

j)

On July 22, 2009, the Company issued 460 post split-adjusted common shares of the Company with a fair value of $67,376 to settle debt obligations of $27,500, resulting in a loss on settlement of debt of $39,876.

Endeavor Power Corp.

(A Development Stage Company)

Notes to the Financial Statements

8.

Share Purchase Warrants

During the year ended December 31, 2010, the Company had the following share purchase warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2008	–	–
Granted	500,000	0.90

Balance – December 31, 2009 and 2010	500,000	0.90	1.66	–

The outstanding share purchase warrants expire on August 25, 2012.

9.

Gain on Settlement of Debt

In June 2010, the Company settled $14,518 of outstanding accounts payable for $10,000 resulting in a gain on settlement of debt of $4,518.

10.

Discontinued Operations

On November 8, 2010, the Company discontinued all operations related to the former business of exploring mineral properties and focused on its development as a full-service recovery company with processing services aimed at industrial and government clients in the e-waste market.  As at November 8, 2010, the Company had no assets or liabilities relating to mineral properties and exploration and did not incur any mineral property or exploration cost during the year.

The results of discontinued operations are summarized as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Accumulated from July 6, 2005 (Date of Inception) to December 31, 2010
	$	$	$

Revenue	–	–	–

Operating Expenses:

Impairment of joint venture costs	–	609,718	609,718
Impairment of mineral property costs	–	–	5,600,000
Mineral property expenditures		–	382,377
	–
Total expenses	–	609,718	6,592,095

Net Loss	–	(609,718)	6,592,095

As at December 31, 2010 and December 31, 2009, there were no remaining assets and liabilities of the discontinued mineral properties exploration operation.

Endeavor Power Corp.

(A Development Stage Company)

Notes to the Financial Statements

11.

Income Taxes

The components of the net deferred tax asset at December 31, 2010 and 2009, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2010 $	December 31, 2009 $

Income (Loss) Before Taxes	(5,129,937)	(5,093,507)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	1,744,179	1,731,792
Non-deductible expenses	(1,377,620)	(271,298)
Change in valuation allowance	(366,559)	(1,460,494)

Reported income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010 $	2009 $

Net operating loss carried forward	3,927,505	3,560,946

Valuation allowance	(3,927,505)	(3,560,946)

Net deferred income tax asset	–	–

As at December 31, 2010, the Company had $3,927,505 of net operating losses which expire commencing in the year 2026.

12.

Subsequent Event

On February 23, 2011, the Company issued 10,000,000 common shares with a fair value of $1,800,000 for consulting services.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The relationship between our Company and the firm of M&K CPAS, PLLC (“M&K”), our independent accountant who was retained on August 24, 2009 and who conducted a review of our financial statements for the nine month period ended September 30, 2009, was terminated effective March 12, 2010. Our Board of Directors authorized this action.

In connection with the review of our financial statements as of and for the nine month period ended September 30, 2009, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of M&K, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

M&K was engaged on August 24, 2009 and has never issued an audit report on our financial statements.

We requested that M&K furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of this letter was filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.

In addition, effective March 12, 2010, we retained the firm of Ronald R. Chadwick, P.C. (“RRC”), to audit our financial statement for our fiscal years ending December 31, 2008 and 2009, and include such report as part of our annual report on Form 10-K for our fiscal year ending December 31, 2009. This change in independent accountants was approved by our Board of Directors. There were no consultations between us and RRC prior to their appointment.

On July 29, 2010, Davis Accounting Group, P.C. (“Davis”) was appointed as the registered independent public accountant for Endeavor Power Corp., a Nevada corporation (the “Registrant”). On July 29, 2010, Ronald R. Chadwick, P.C. (“Chadwick”), was dismissed as the registered independent public accountant for the Registrant. The decisions to appoint Davis and to dismiss Chadwick were approved by the Board of Directors of the Registrant on July 29, 2010.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern, which was included in our accountant’s report on the financial statements for the past two years, Chadwick's reports on the financial statements of the Registrant for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  For the two most recent fiscal years and any subsequent interim period through Chadwick's termination on July 29, 2010, Chadwick disclosed the uncertainty regarding the ability of the Registrant to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Registrant through July 29, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Chadwick's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Registrant for the years ended December 31, 2009, and 2008, and interim unaudited financial statements through July 29, 2010, there have been no reportable events with the Registrant as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to July 29, 2010, the Registrant did not consult with Davis regarding (1) the application of accounting principles to any specified transaction, (2) the type of audit opinion that might be rendered on the Registrant’s financial statements, (3) written or oral advice that would be an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Registrant and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Registrant provided a copy of the foregoing disclosures to Chadwick prior to the date of the filing of the Form 8-K and requested that Chadwick furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request was filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.

On November 23, 2010, the Board of Directors of the Registrant dismissed Davis Accounting Group, P.C. (the “Former Accountant”) as the Registrant’s independent registered public accountants, and the Board of Directors approved the engagement of M&K CPAS, PLLC (the “New Accountant”) to serve as the Registrant’s independent registered public accountants for fiscal year 2010. The New Accountant was engaged on November 23, 2010.

The Former Accountant was engaged by the Registrant on October 22, 2010, and has issued no reports on the financial statements of the Registrant for any period.

During the period of the Former Accountant’s engagement and through November 23, 2010, there have been no disagreements with the Former Accountant (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their report on financial statements for any period.

During the period of the Former Accountant’s engagement and through November 23, 2010, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the period of the Former Accountant’s engagement and through November 23, 2010, neither the Registrant nor anyone on its behalf has consulted with the New Accountant regarding either:

·

The application of accounting principles to specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither was a written report provided to the Registrant nor was oral advice provided that the New Accountant concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue; or

·	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

The Registrant requested that the Former Accountant to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter furnished in response to that request is filed as Exhibit 16.1 to our Form 8-K filed on November 30, 2010.

On November 23, 2010, with the prior approval of its Board of Directors, the Registrant engaged the New Accountant as its independent registered public accounting firm.

ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Alfonso Knoll, 36	President, CEO, CFO, Secretary, and Treasurer	Since November 10, 2010	None
Brent Wilder, 42	Director	Since November 10, 2010	Liberty Technologies, Inc.
Keith Kress, 41	Director	Since November 10, 2010	None

Term of Office

The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each of our officers serves until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  At the present time, members of the board of directors are not compensated for their services to the board.  Each Director shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Alfonso Knoll - Mr. Knoll has been active in business management and the business community since 1998 and serves as President with responsibility for operating oversight.  Since 2002 he has served as President of Terra Silex Holdings LLC, a private Pennsylvania venture capital company. Mr. Knoll was CEO of Codima, Inc. from 2005-2006 and he served as CEO of Mountain Top Properties, Inc. from 2005 to present. He is a graduate of Wesley College and attended Franklin and Marshall College and Weidner University School of Law. He resides in the Philadelphia area. In light of Mr. Knoll's business management and executive officer experience described above, the Company's Board of Directors concluded that it was in the Company's best-interest for him to serve as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary of the Company.

Keith Kress - Mr. Kress has served as the President and General Counsel of Life Answers Back, Inc., since April 2010. In addition, since September 2000 Mr. Kress has been an attorney practicing in various areas of law including corporate and commercial law, litigation, intellectual property, internet law and mergers and acquisitions. Mr. Kress’ additional experience in operations and strategic planning allows him to provide advice and direction on a variety of issues facing developing stage companies. Mr. Kress earned his Juris Doctor degree from the University of Florida College of Law and holds a Bachelor of Science degree in Economics from the University of Central Florida. In light of Mr. Kress's extensive experience in operations and corporate planning described above, the Company's Board of Directors concluded that it was in the Company's best-interest for him to serve as a Director.

Brent Wilder - Mr. Wilder is a strategic consultant to numerous development stage companies.  Since January 2007, he has been the president and founder of L7 Resources Inc., which provides multidisciplinary consulting services.  From 2004 through 2006, Mr. Wilder was the general manager of a multimillion dollar Gold's Gym & Fitness Center in Bloomington, IL, where he initiated and completed a turnaround of the facility, restructured the financing, and led a staff of 85 people.  During 1990-2004, he served in management and executive level positions for a consumer products and logistics company.  Mr. Wilder received his MBA, with honors, from the University of Illinois, Urbana-Champaign in 1998 and Bachelor of Science in Business Administration from Illinois Wesleyan University in 1990.  He also holds an Illinois Real Estate Broker license. In light of Mr. Wilder’s vast business and management experience, the Company's Board of Directors concluded that it was in the Company's best-interest for him to serve as a Director.

Identification of Significant Employees

Other than Alfonso Knoll, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

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

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2010 and 2009.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alfonso Knoll (1) President, CEO, CFO, Treasurer, and Secretary
	2010	nil	nil	910,000	nil	nil	nil	nil	$910,000
	2009	nil	nil	nil	nil	nil	nil	nil	nil
Keith Kress Director
	2010	nil	nil	nil	nil	nil	nil	nil	nil
	2009	nil	nil	nil	nil	nil	nil	nil	nil
Richard Weed (2) Former President, CEO, CFO, Treasurer, Secretary and Director
	2010	15,500	nil	nil	nil	nil	nil	nil	15,500
	2009	nil	nil	nil	nil	nil	nil	nil	nil
Brent Wilder Former President, CEO, CFO, Secretary and Director
	2010	nil	nil	nil	nil	nil	nil	nil	nil
	2009	nil	nil	nil	nil	nil	nil	nil	nil
Harry Lappa Director
	2010	nil	nil	nil	nil	nil	nil	nil	nil
	2009	nil	nil	nil	nil	nil	nil	nil	nil
Brandon Toth Former President, CEO, CFO and Secretary
	2010	nil	nil	nil	nil	nil	nil	nil	nil
	2009	nil	nil	nil	nil	nil	nil	nil	nil
Jennifer Karlovsky Former President, CEO, CFO, Secretary and Director
	2010	nil	nil	nil	nil	nil	nil	nil	nil
	2009	nil	nil	nil	nil	nil	nil	nil	nil

Narrative Disclosure to Summary Compensation Table

None of our directors received any compensation from us during our fiscal year ended December 31, 2010.

On November 8, 2010, the Company entered into an Employment Agreement with Alfonso Knoll. Pursuant to the terms and conditions of the Employment Agreement, Mr. Knoll shall serve as the Company’s Chief Executive Officer for an initial term of one year. In exchange, Mr. Knoll will receive an annual salary of $200,000 and an aggregate issuance of forty-three million five-hundred thousand (43,500,000) restricted shares of the Corporation’s common stock pursuant various milestones and performance criteria which was as previously reported.

On November 10, 2010, Mr. Richard Weed resigned from all positions with the Company.

On May 7, 2009, Mr. Brent Wilder resigned from all positions with the Company.  On November 10, 2010, Mr. Wilder was appointed to the Board of Directors.

On December 26, 2009, Mr. Harry Lappa resigned from all positions with the Company.

On December 26, 2009, Mr. Brandon Toth resigned from all positions with the Company.

On February 17, 2009, Ms. Jennifer Karlovsky resigned from all positions with the Company.

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

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2010 and 2009.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Pension, Retirement or Similar Benefit Plans

 As of December 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 22, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 22, 2011, there were 144,563,898 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2) (%)
Alfonso Knoll, President, CEO, CFO, Treasurer, and Secretary 240 Main St. Denver, PA 17517	Common	3,500,000	2.42%
Keith Kress, Director	Common	0	0.00%
Brent Wilder, Director	Common	0	0.00%
All Officers and Directors as a Group (3)	Common	3,500,000	2.42%

Johann Bastian Deuterstrasse 11B4 Neusass, Germany	Common	7,500,000	5.19%
Roger Mahler IM Sunnebuel 11 Thalwil, Switzerland CH-8800	Common	7,500,000	5.19%
Miriam Mahler IM Sunnebuel 11 Thalwil, Switzerland CH-8800	Common	7,500,000	5.19%
Mandalay Ventures, LLC 2206 Eastland Dr., Ste 305 Bloomington, IL 61704	Common	34,556,250	23.90%
Regal Capital Development, Inc. PO Box 0816-04126 Balboa Panama City, Panama	Common	45,819,500	31.69%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

 Based on 144,563,898 issued and outstanding shares of common stock as of March 22, 2011 plus shares issuable upon exercise of options and warrants.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Alfonso Knoll is not an independent director of the Company.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $
Audit fees	11,500	13,550
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	11,500	13,550

Audit Fees

We incurred approximately $11,550  and $13,550 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $nil.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 and 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 10-K.
3.01(b)	Amended Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 10-K.
3.02	Bylaws	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.02(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 10-K.
10.01	Second Amendment to Joint Venture Agreement with Federated Energy	Filed with the SEC on June 19, 2009 as part of our Current Report on Form 8-K.
10.02	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.03	Convertible Promissory Note to Regal Capital Development	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.04	Common Stock Purchase Warrant to Regal Capital Development.	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.05	Settlement Agreement and General Mutual Release with Regal Capital Development Inc. dated June 17, 2010.	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.06	Amended Promissory Note with Regal Capital Development Inc. dated June 11, 2010	Filed herewith.
10.07	Settlement Agreement and General Mutual Release with Regal Capital Development dated September 17, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.08	Promissory Note with Regal Capital Development Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.09	Employment Agreement with Alfonso Knoll dated November 10, 2010.	Filed with the SEC on November 12, 2010 as part of our Current Report on Form 8-K.
10.10	Unsecured Promissory Note issued to Regal Capital Development Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.11	Amendment to Employment Agreement with Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.12	Consulting Agreement with The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed herewith.
16.01	Letter from M&K CPAS, PLLC	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.02	Letter from Ron Chadwick, P.C.	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
16.03	Letter from Davis Accounting Group	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORP.

Dated:  April 13, 2011

/s/ Alfonso Knoll

By: Alfonso Knoll

Its: President, CEO, CFO, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 13, 2011

/s/ Keith Kress

Keith Kress, Director

Dated:  April 13, 2011

/s/ Brent Wilder

Brent Wilder, Director