Form 10-Q
period 2011-03-31
Endeavor Power Corp
filed 2011-05-20
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-52534

ENDEAVOR POWER CORP.

(Exact name of registrant as specified in its charter)

Nevada	72-1619357
(State of incorporation)	(I.R.S. Employer Identification No.)

317 E. Penn Avenue

Robesonia, PA 19551

(Address of principal executive offices)

(877) 285-5359

(Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile: (619) 546-6060

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

As of May 19, 2011, there were 154,563,898 shares of the registrant’s $.001 par value common stock issued and outstanding.

ENDEAVOR POWER CORP.*

TABLE OF CONTENTS

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "EDVP" refers to Endeavor Power Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Endeavor Power Corp.

(An Exploration Stage Company)

March 31, 2011

Endeavor Power Corp.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	March 31, 2011 $	December 31, 2010 $

ASSETS

Current Assets

Cash	1,747	27,802

Total Current Assets	1,747	27,802

Property and Equipment, net	11,722	12,847

	13,469	40,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	14,710	4,839

Accrued Liabilities	52,316	48,230

Due to Related Parties	123,116	120,116

Notes Payable	84,075	19,075

Notes Payable – Related	417,438	417,438

Total Liabilities	691,655	609,698

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding:154,563,898 and 144,563,898 common shares, respectively	154,564	144,564

Additional Paid-In Capital	17,506,270	15,716,270

Deficit Accumulated During the Exploration Stage	(18,339,020)	(16,429,883)

Total Stockholders’ Deficit	(678,186)	(569,049)

Total Liabilities and Stockholders’ Deficit	13,469	40,649

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Accumulated from July 6, 2005 (Date of Inception) to March 31, 2011
	$	$	$

Revenue	142,861	–	163,258
Cost of sales	84,755	–	120,801

	58,106	–	42,457

Expenses

Consulting expense	1,800,000	–	1,800,000
Depreciation expense	1,125	–	1,778
General and administrative	46,412	675	4,335,488
Management fees	3,000	–	1,015,167
Professional fees	22,022	22,639	279,376
Rent	6,600	–	8,800
Wages and salaries	75,901	–	119,783

Total Expenses	1,955,060	23,314	7,560,392

Net Operating Loss	(1,896,954)	(23,314)	(7,517,935)

Other Income (Expenses)

Interest income	–	–	1,823
Interest and accretion expense	(12,183)	(123,698)	(938,664)
Loss on settlement of debt	–	–	(3,292,149)

Total Other Income (Expenses)	(12,183)	(123,698)	(4,228,990)

Net Loss from continuing operations	(1,909,137)	(147,012)	(11,746,925)

Discontinued operations	–	–	(6,592,095)

Net Loss and comprehensive loss	(1,909,137)	–	(18,339,020)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted
Continuing operations	(0.01)	(0.21)
Discontinued operations	–	–

Weighted Average Shares Outstanding	148,563,898	688,882

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Accumulated from July 6, 2005 (Date of Inception) to March 31, 2011
	$	$	$

Operating Activities

Net loss for the period	(1,909,137)	(147,012)	(11,746,925)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	–	103,318	826,541
Depreciation expense	1,125	–	1,778
Common shares issued for services	1,800,000	–	6,880,452
Common shares issued for incentives	–	–	110,250
Loss on settlement of debt	–	–	3,292,149

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	13,957	43,423	124,266
Due to related parties	3,000	–	29,255

Net Cash Used In Operating Activities	(91,055)	(271)	(482,234)

Investing Activity

Purchase of property and equipment	–	–	(13,500)

Net Cash Used in Investing Activity	–	–	(13,500)

Financing Activities

Proceeds from related parties	–	271	1,061,561
Proceeds from note payable	65,000	–	84,075
Proceeds from shareholders	–	–	264,949
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	65,000	271	1,489,576

Cash flows from discounting operations

Net cash used in operating activities	–	–	(382,377)
Net cash used in investing activities	–	–	(609,718)

	–	–	(992,095)

Increase (Decrease) in Cash	(26,055)	–	1,747

Cash – Beginning of Period	27,802	–	–

Cash – End of Period	1,747	–	1,747

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From July 6, 2005 (Date of Inception) to March 31, 2011

(unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance – July 6, 2005 (Date of Inception)	–	–	–	–	–

Issuance of common shares for services	1	–	–	–	–

Net loss for the period	–	–	–	(750)	(750)

Balance – December 31, 2005	1	–	–	(750)	(750)

Issuance of founder shares for cash at $0.000015 per common share	3,250,000	3,250	1,750	–	5,000

Issuance of common shares for cash at $0.0015 per common share	513,460	513	78,478	–	78,991

Net loss for the year	–	–	–	(23,830)	(23,830)

Balance – December 31, 2006	3,763,461	3,763	80,228	(24,580)	59,411

Cancellation of common shares	(3,250,000)	(3,250)	(1,750)	–	(5,000)

Issuance of common shares to acquire mineral property at $0.40 per common share	140,000	140	5,599,860	–	5,600,000

Net loss for the year	–	–	–	(73,915)	(73,915)

Balance – December 31, 2007	653,461	653	5,678,338	(98,495)	5,580,496

Assumption Agreement	–	–	255,050	–	255,050

Settlement of related party debt	–	–	37,883	–	37,883

Net loss for the year	–	–	–	(6,107,944)	(6,107,944)

Balance – December 31, 2008	653,461	653	5,971,271	(6,206,439)	(234,515)

Issuance of shares to settle debt	3,437	3	504,698	–	504,701

Issuance of shares for services	32,000	32	3,775,968	–	3,776,000

Beneficial conversion of warrants			826,541		826,541

Net loss for the year	–	–	–	(5,093,507)	(5,093,507)

Balance – December 31, 2009	688,898	689	11,078,478	(11,299,946)	(220,779)

Issuance of shares to settle debt	140,375,000	140,375	3,731,292	–	3,871,667

Issuance of shares for services	3,500,000	3,500	906,500	–	910,000

Net loss for the year	–	–	–	(5,129,937)	(5,129,937)

Balance – December 31, 2010	144,563,898	144,564	15,716,270	(16,429,883)	(569,049)

Issuance of shares for services	10,000,000	10,000	1,790,000	–	1,800,000

Net loss for the period	–	–	–	(1,909,137)	(1,909,137)

Balance – March 31, 2011 (unaudited)	154,563,898	154,564	17,506,270	(18,339,020)	(678,186)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at March 31, 2011, the Company had a working capital deficit of $678,186 and an accumulated deficit of $18,339,020. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10- filed on April 14, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2011, and the results of its operations and cash flows for the three month periods ended March 31, 2011 and 2010. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2011 and December 31, 2010, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Revenue Recognition

The Company recognizes revenue from the services provided in its E-Waste processing in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

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

j)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

l)

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s financial statements.

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

l)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	March 31, 2011 Net Carrying Value $	December 31, 2010 Net Carrying Value $

General equipment	2,500	347	2,153	2,361
Automobiles	11,000	1,431	9,569	10,486

	13,500	1,778	11,722	12,847

4.

Notes Payable – Related

As at March 31, 2011, the Company owes $417,438 (December 31, 2010 - $417,438) of a note payable to a significant shareholder of the Company.  The note is unsecured, due interest at 10% per annum, and due on demand.  As at March 31, 2011, accrued interest of $42,824 (December 31, 2010 - $32,531) has been recorded in accrued liabilities.

5.

Notes Payable

a)

As at March 31, 2011, the Company owes $19,075 (2010 - $19,075) in notes payable to non-related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2011, the Company owes $65,000 (2010 - $nil) in notes payable to a non-related party. The amounts owing are unsecured, bear interest at 10% per annum, and due on demand. As at March 31, 2011, the Company has recorded accrued interest of $1,282 which has been recorded in accounts payable and accrued liabilities.

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

6.

Related Party Transactions

a)

As at March 31, 2011, the Company owes $103,449 (2010 - $103,449) to a shareholder of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2011, the Company owes $19,667 (2010 - $16,667) to the President and Director of the Company for management fees.  The amount owing is unsecured, non-interest bearing, and due on demand.

7.

Common Shares

On February 23, 2011, the Company issued 10,000,000 common shares with a fair value of $1,800,000 for consulting services, where the fair value was determined using the end-of-day market price on the date of issuance.

8.

Share Purchase Warrants

During the year ended March 31, 2011, the Company had the following share purchase warrants outstanding:

d	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2010 and March 31, 2011	500,000	0.90	1.41	–

The outstanding share purchase warrants expire on August 25, 2012.

9.

Subsequent Event

On April 8, 2011, the Company executed an unsecured Promissory Note (the "Marans Note") to Marans Invest & Finance S.A. ("Marans"). Under the terms of the Marans Note, the Company has borrowed a total of fifty thousand dollars ($50,000) from Marans, which accrues interest at an annual rate of ten percent (10%), and is due on demand.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2011 $	2010 $
Current Assets	1,747	27,802
Current Liabilities	691,655	609,698
Working Capital (Deficit)	(689,908)	(581,896)

Cash Flows

	March 31, 2011 $	March 31, 2010 $
Cash Flows from (used in) Operating Activities	(91,005)	(271)
Cash Flows from (used in) Financing Activities	65,000	271
Net Increase (decrease) in Cash During Period	(26,055)	-

Operating Revenues

During the three months ended March 31, 2011, we generated revenue of $142,861 and gross profit of $84,755 from its e-waste processing services.  Revenues commenced in November 2010, and as such, there were no comparative revenues or gross profit for the three months ended March 31, 2010.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2011 were $1,955,060 compared with $23,314 for the three months ended March 31, 2010. The increase of $1,931,746 is attributed to consulting expense of $1,800,000 from the issuance of 30,000,000 common shares to the President and Director of the Company as a one-time bonus payment, $45,737 in general and administrative costs from the increase in operating activity with the commencement of sales operations, and $75,901 increase in wages and salaries that were due to the Company’s e-waste processing services that commenced in November 2010.

During the three months ended March 31, 2011, the Company recorded a net loss of $1,909,137 compared with a net loss of $147,012 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash balance and total current assets was $1,747 compared to cash of $27,802 as at December 31, 2010. The decrease in cash and total current assets were attributed to the fact that the Company raised equity financing in 2010 and did not raise new equity financing for cash proceeds during the current period.

As at March 31, 2011, the Company had total liabilities of $691,655 compared with total liabilities of $609,698 as at December 31, 2010. The increase in total liabilities of $81,957 is attributed to increases in accounts payable and accrued liabilities of $13,957 due to timing differences between the payment terms of various operating expenditures and increase of $65,000 in notes payable for the issuance of the new note payable during the period, which is unsecured, due interest at 10% per annum, and due on demand.

As at March 31, 2011, the Company has a working capital deficit of $689,908 compared with $581,596 at December 31, 2010 and the decrease in working capital is due to use of available cash for operating activity during the period, as the Company incurred $91,000 of operating costs that were supported by $65,000 of financing from the issuance of new note payable.

Cashflow from Operating Activities

During the three months ended March 31, 2011, the Company used $91,055 of cash for operating activities compared to the use of $271 of cash for operating activities during the three months ended March 31, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from previous equity and debt financing.

Cashflow from Financing Activities

During the three months ended March 31, 2011, the Company raised proceeds of $65,000 from financing activities compared to receipt of $271 of financing from financing activities during the three months ended March 31, 2010. During the current period, the Company raised $65,000 from the issuance of a note payable which was unsecured, due interest at 10% per annum, and due on demand whereas in the prior year, the Company received proceeds of $271 from related parties to repay outstanding obligations of the Company.

Quarterly Developments

On February 4, 2011, the Company entered into a Letter of Intent (“LOI”) with AERC.com, Inc., a Pennsylvania corporation (“AERC”), pursuant to which the Company intends to acquire 80% of the issued and outstanding shares of common stock of AERC.  In exchange, AERC shall receive $8,280,000 USD, consisting of $6,000,000 cash and $2,280,000 in the form of shares of EDVP’s common stock or securities convertible into shares.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II - OTHER INFORMATION

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

On February 4, 2011, the Company entered into a Letter of Intent (“LOI”) with AERC.com, Inc., a Pennsylvania corporation (“AERC”), pursuant to which the Company intends to acquire 80% of the issued and outstanding shares of common stock of AERC.  In exchange, AERC shall receive $8,280,000 USD, consisting of $6,000,000 cash and $2,280,000 in the form of shares of EDVP’s common stock or securities convertible into shares.

On February 23, 2011, the Company issued 10,000,000 common shares to The Musser Group, LLC for consulting services.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On April 8, 2011, the Company executed an unsecured Promissory Note (the "Marans Note") to Marans Invest & Finance S.A. ("Marans"). Under the terms of the Marans Note, the Company has borrowed a total of fifty thousand dollars ($50,000) from Marans, which accrues interest at an annual rate of ten percent (10%), and is due on demand from Marans. The Marans Note also contains customary events of default.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on November 13, 2008 as part of our Proxy Statement on Schedule 14A.
3.01(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.02	Bylaws	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.02(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
4.01	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.04	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
10.01	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated June 15, 2009	Filed with the SEC on June 19, 2009 as part of our Current Report on Form 8-K.
10.02	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.03	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.04	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.05	Settlement Agreement and General Mutual Release between the Company and Regal Capital Development, Inc. dated June 17, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note to Regal Capital Development, Inc. dated June 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.07	Amended Promissory Note to Regal Capital Development, Inc. dated June 11, 2010	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
10.08	Settlement Agreement and General Release with Andrew I. Telsey, P.C., executed on August 3, 2010.	Filed herewith.
10.09	Settlement Agreement and General Mutual Release between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.

10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of our Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.14	Letter of Intent with AERC.com, Inc. dated February 4, 2011	Filed herewith.
10.15	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of our Current Report on Form 8-K.
10.16	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed herewith.
10.17	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of our Current Report on Form 8-K.
16.03	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.04	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
16.05	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORP.

Dated: May 19, 2011	By: /s/ Alfonso Knoll
By: ALFONSO KNOLL
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 19, 2011	/s/ Keith Kress
By: Keith Kress Its: Director

Dated: May 19, 2011	/s/ Brent Wilder
By: Brent Wilder Its: Director