Form 10-Q
period 2011-06-30
Endeavor Power Corp
filed 2011-08-22
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

______________________

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Carrillo Huettel, LLP

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

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

As of August 19, 2011, there were 151,063,898 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Endeavor Power Corp.

(An Exploration Stage Company)

June 30, 2011

Endeavor Power Corp.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	June 30, 2011 $	December 31, 2010 $

ASSETS

Current Assets

Cash	17,457	27,802

Total Current Assets	17,457	27,802

Property and Equipment, net	10,597	12,847

	28,054	40,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	32,329	4,839

Accrued Liabilities	59,544	48,230

Due to Related Parties	103,449	120,116

Notes Payable	84,075	19,075

Notes Payable – Related	417,438	417,438

Total Liabilities	696,835	609,698

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding:151,063,898 and 144,563,898 common shares, respectively	151,064	144,564

Additional Paid-In Capital	17,529,437	15,716,270

Deficit Accumulated During the Exploration Stage	(18,349,282)	(16,429,883)

Total Stockholders’ Deficit	(668,781)	(569,049)

Total Liabilities and Stockholders’ Deficit	28,054	40,649

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2011
	$	$	$	$	$

Revenue	49,385	–	192,246	–	212,643
Cost of sales	5,336	–	90,091	–	126,137

	44,049	–	102,155	–	86,506

Expenses

Consulting expense	–	–	1,800,000	–	1,800,000
Depreciation expense	1,125	–	2,250	–	2,903
General and administrative	8,232	1,173	54,644	1,848	4,343,720
Management fees	–	2,500	3,000	2,500	1,015,167
Professional fees	22,500	17,668	44,522	40,307	301,876
Rent	4,800	–	11,400	–	13,600
Wages and salaries	5,247	–	81,148	–	125,030

Total Expenses	41,904	21,341	1,996,964	44,655	7,602,296

Net Operating Loss	2,145	(21,341)	(1,894,809)	(44,655)	(7,515,790)

Other Income (Expenses)

Interest income	–	–	–	–	1,823
Interest expense	(12,407)	(606,035)	(24,590)	(729,733)	(951,071)
Loss on settlement of debt	–	(195,000)	–	(195,000)	(3,292,149)

Total Other Income (Expenses)	(10,262)	(801,035)	(24,590)	(924,733)	(4,241,397)

Net Loss from continuing operations	(10,262)	(822,376)	(1,919,399)	(969,388)	(11,757,187)

Discontinued operations	–	–	–	–	(6,592,095)

Net Loss and comprehensive loss	(10,262)	(822,376)	(1,919,399)	(969,388)	(18,349,282)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted
Continuing operations	–	(0.01)	(0.01)	(0.01)
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	153,958,513	74,657,431	151,580,473	71,788,752

(The accompanying notes are an integral part of these financial statements)

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2011
	$	$	$

Operating Activities

Net loss for the period	(1,919,399)	(969,388)	(11,757,187)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	–	688,784	826,541
Depreciation expense	2,250	–	2,903
Common shares issued for services	1,800,000	–	6,880,452
Common shares issued for incentives	–	–	110,250
Loss on settlement of debt	–	195,000	3,292,149

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	38,804	61,138	149,113
Due to related parties	3,000	–	29,255

Net Cash Used In Operating Activities	(75,345)	(24,466)	(466,524)

Investing Activity

Purchase of property and equipment	–	–	(13,500)

Net Cash Used in Investing Activity	–	–	(13,500)

Financing Activities

Proceeds from related parties	–	15,391	1,061,561
Proceeds from note payable	65,000	9,075	84,075
Proceeds from shareholders	–	–	264,949
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	65,000	24,466	1,489,576

Cash flows from discounting operations

Net cash used in operating activities	–	–	(382,377)
Net cash used in investing activities	–	–	(609,718)

	–	–	(992,095)

Increase (Decrease) in Cash	(10,345)	–	17,457

Cash – Beginning of Period	27,802	–	–

Cash – End of Period	17,457	–	17,457

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000
Common shares issued to settle notes payable	–	–	75,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at June 30, 2011, the Company had a working capital deficit of $679,378 and an accumulated deficit of $18,349,282. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2011, and the results of its operations and cash flows for the six month period ended June 30, 2011 and 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	June 30, 2011 Net Carrying Value $	December 31, 2010 Net Carrying Value $

General equipment	2,500	556	1,944	2,361
Automobiles	11,000	2,347	8,653	10,486

	13,500	2,903	10,597	12,847

4.

Notes Payable - Related

As at June 30, 2011, the Company owes $417,438 (December 31, 2010 - $417,438) of a note payable to a significant shareholder of the Company.  The note is unsecured, due interest at 10% per annum, and due on demand.  As at June 30, 2011, accrued interest of $53,232 (December 31, 2010 - $32,531) has been recorded in accrued liabilities.

5.

Notes Payable

a)

As at June 30, 2011, the Company owes $9,075 (2010 - $9,075) in notes payable to non-related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at June 30, 2011, the Company owes $10,000 (2010 - $10,000) in notes payable to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and due on demand. As at June 30, 2011, the Company has recorded accrued interest of $1,009 (2010 - $805) which has been recorded in accounts payable and accrued liabilities.

c)

As at June 30, 2011, the Company owes $65,000 (2010 - $nil) in notes payable to a non-related party. The amounts owing are unsecured, bear interest at 10% per annum, and due on demand. As at June 30, 2011, the Company has recorded accrued interest of $2,903 (2010 – $1,282) which has been recorded in accounts payable and accrued liabilities.

6.

Related Party Transactions

a)

As at June 30, 2011, the Company owes $103,449 (2010 - $103,449) to a shareholder of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at June 30, 2011, the Company owes $nil (2010 - $16,667) to the former President and Director of the Company for management fees.  On June 8, 2011, the Company accepted the resignation of the former President and Director of the Company including rights to the claim of all remuneration owed. The Company has forgiven $19,667 and the corresponding credit has been recorded in additional paid-in capital.

Endeavor Power Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

7.

Common Shares

a)

On February 23, 2011, the Company issued 10,000,000 common shares with a fair value of $1,800,000 for consulting services, where the fair value was determined using the end-of-day market price on the date of issuance.

b)

On June 14, 2011, the Company cancelled 3,500,000 common shares returned from the former President and Director of the Company.

8.

Share Purchase Warrants

During the year ended June 30, 2011, the Company had the following share purchase warrants outstanding:

d	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2010 and June 30, 2011	500,000	0.90	1.41	–

The outstanding share purchase warrants expire on August 25, 2012.

9.

Subsequent Event

On July 19, 2011, the Company entered into a settlement and release agreement for a consulting agreement dated February 21, 2011.  Under the terms of the settlement agreement, the consultant agreed to return 10,000,000 common shares to the Company.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2011 $	2010 $
Current Assets	17,457	27,802
Current Liabilities	696,835	609,698
Working Capital (Deficit)	(679,378)	(581,896)

Cash Flows

	June 30, 2011 $	June 30, 2010 $
Cash Flows from (used in) Operating Activities	(75,345)	(24,466)
Cash Flows from (used in) Financing Activities	65,000	24,466
Net Increase (decrease) in Cash During Period	(10,345)	-

Operating Revenues

During the six months ended June 30, 2011, we generated revenue of $192,246 and gross profit of $102,155 from e-waste processing services.  Revenues commenced in November 2010, and as such, there were no comparative revenues or gross profit for the six months ended June 30, 2010.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2011 were $41,904 compared with $21,341 for the three months ended June 30, 2010. The increase of $20,563 is attributed to increases in professional fees of $4,832 and rent expense of $4,800 along with a general increase of $7,059 in general and administrative expenses attributed to higher overhead costs associated with operating activity that commenced in November 2010.

Operating expenses for the six months ended June 30, 2011 were $1,996,964 compared with $44,655 for the six months ended June 30, 2010. The increase of $1,952,309 is attributed to consulting expense of $1,800,000 from the issuance of 30,000,000 common shares to the President and Director of the Company as a one-time bonus payment, $52,796 in general and administrative costs from the increase in operating activity with the commencement of sales operations, and $81,148 increase in wages and salaries that were due to the Company’s e-waste processing services that commenced in November 2010.

During the six months ended June 30, 2011, the Company recorded a net loss of $1,919,399 compared with a net loss of $969,388 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash balance and total current assets was $17,547 compared to cash of $27,802 as at December 31, 2010. The decrease in cash and total current assets were attributed to the fact that the Company raised equity financing in 2010 and did not raise new equity financing for cash proceeds during the current period.

As at June 30, 2011, the Company had total liabilities of $696,835 compared with total liabilities of $609,698 as at December 31, 2010. The increase in total liabilities of $87,137 is attributed to increases in accounts payable and accrued liabilities of $38,804 due to timing differences between the payment terms of various operating expenditures and increase of $65,000 in notes payable for the issuance of the new note payable during the period, which is unsecured, due interest at 10% per annum, and due on demand.

As at June 30, 2011, the Company has a working capital deficit of $679,378 compared with $581,896 at December 31, 2010 and the decrease in working capital is due to use of available cash for operating activity during the period.

Cashflow from Operating Activities

During the six months ended June 30, 2011, the Company used $75,345 of cash for operating activities compared to the use of $24,466 of cash for operating activities during the six months ended June 30, 2010.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from previous equity and debt financing.

Cashflow from Financing Activities

During the six months ended June 30, 2011, the Company raised proceeds of $65,000 from financing activities compared to receipt of $24,466 from financing activities during the six months ended June 30, 2010. During the current period, the Company raised $65,000 from the issuance of a note payable which was unsecured, due interest at 10% per annum, and due on demand whereas in the prior year, the Company received proceeds of $15,391 from related parties  and $9,075 from notes payable to repay outstanding obligations of the Company.

Quarterly Developments

On May 26, 2011, Alfonso Knoll (“Mr. Knoll”) resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.  Mr. Knoll’s resignation did not involve any disagreement with the Company.

On June 2, 2011, Matthew Carley (“Mr. Carley”) was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.  On June 2, 2011, Mr. Carley accepted the appointment.

On June 7, 2011, Brent Wilder (“Mr. Wilder”) resigned from all positions with the Company, including but not limited to, that of Director.  Mr. Wilder’s resignation did not involve any disagreement with the Company.

On June 13, 2011, the Company’s Board of Directors accepted the resignations of Messrs. Knoll and Wilder and approved the appointment of Mr. Carley as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 14, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On July 19, 2011, the Company entered into a Settlement Agreement and General Mutual Release (the “Settlement Agreement”) with The Musser Group, LLC, a Pennsylvania Limited Liability Company (“Musser Group”), to terminate that certain Consulting Agreement with Musser Group dated February 21, 2011.  Pursuant to the Settlement Agreement, Musser Group shall return to the Company ten million (10,000,000) shares of the Company’s restricted stock currently held by Musser Group.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.02	Bylaws	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.02(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
4.01	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.04	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
10.01	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated June 15, 2009	Filed with the SEC on June 19, 2009 as part of our Current Report on Form 8-K.
10.02	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.03	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.04	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.05	Settlement Agreement between the Company and Regal Capital Development, Inc. dated June 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.

10.06	Promissory Note to Regal Capital Development, Inc. dated June 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.07	Amended Promissory Note to Regal Capital Development, Inc. dated June 11, 2010	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
10.08	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010.	Filed herewith.
10.09	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of our Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of our Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed herewith.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed herewith.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of our Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of our Current Report on Form 8-K.
16.03	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.04	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
16.05	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORP.

Dated: August 22, 2011	By: /s/ Matthew Carley
Matthew Carley
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 22, 2011	/s/ Matthew Carley
By: Matthew Carley Its: Director

Dated: August 22, 2011	/s/ Keith Kress
By: Keith Kress Its: Director