Form 10-Q/A
period 2011-06-30
Endeavor Power Corp
filed 2011-09-06
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Endeavor Power Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.02	Bylaws	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.02(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
4.01	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.04	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
10.01	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of our Current Report on Form 8-K.
10.02	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.03	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.04	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.05	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.06	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.07	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
10.08	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010.	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.09	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of our Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of our Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.

10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of our Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
16.01	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of our Current Report on Form 8-K.
16.02	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of our Current Report on Form 8-K.
16.03	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.04	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
16.05	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

ENDEAVOR POWER CORP.

Dated: September 6, 2011	By: /s/ Matthew Carley
Matthew Carley
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 6, 2011	/s/ Matthew Carley
By: Matthew Carley Its: Director

Dated: September 6, 2011	/s/ Keith Kress
By: Keith Kress Its: Director