Form 10-Q
period 2011-09-30
Endeavor Power Corp
filed 2011-12-22
CIK 1388410

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-141060

ENDEAVOR POWER CORP.
(Name of small business issuer in its charter)

Nevada	72-1619357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

84 Winnismmet Drive Chelsea, Massachusetts 02150
(Address of principal executive offices)

(617) 372-3293
(Issuer’s telephone number)

Name of each exchange on which registered:

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001

(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.  N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes      . No      .

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 2, 2011
Common Stock, $0.001	151,063,898

ENDEAVOR POWER CORP.

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. FINANCIAL STATEMENTS

ENDEAVOR POWER CORP.

(An Exploration Stage Company)

September 30, 2011

Endeavor Power Corp.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	September 30, 2011 $	December 31, 2010 $

ASSETS

Current Assets

Cash	399	27,802

Total Current Assets	399	27,802

Property and Equipment, net	9,472	12,847

	9,871	40,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	30,541	4,839

Accrued Liabilities	71,906	48,230

Due to Related Parties	103,449	120,116

Notes Payable	84,075	19,075

Notes Payable – Related	417,438	417,438

Total Liabilities	707,409	609,698

Stockholders’ Deficit

Preferred Stock Authorized: 10,000,000 preferred shares, with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding:151,063,898 and 144,563,898 common shares, respectively	151,064	144,564

Additional Paid-In Capital	17,529,437	15,716,270

Deficit Accumulated During the Development Stage	(18,378,039)	(16,429,883)

Total Stockholders’ Deficit	(697,538)	(569,049)

Total Liabilities and Stockholders’ Deficit	9,871	40,649

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2011
	$	$	$	$	$

Revenue	–	–	192,246	–	212,643
Cost of sales	–	–	90,091	–	126,137

	–	–	102,155	–	86,506

Expenses

Consulting expense	–	–	1,800,000	–	1,800,000
Depreciation expense	1,125	–	3,375	–	4,028
General and administrative	10,270	957	64,914	2,806	4,353,990
Management fees	–	–	3,000	2,500	1,015,167
Professional fees	5,000	5,113	49,522	45,420	306,876
Rent	–	–	11,400	–	13,600
Wages and salaries	–	–	81,148	–	125,030

Total Expenses	16,395	6,070	2,013,359	50,726	7,618,691

Net Operating Loss	(16,395)	(6,070)	(1,911,204)	(50,726)	(7,532,185)

Other Income (Expenses)

Interest income	–	–	–	–	1,823
Interest expense	(12,362)	(19,741)	(36,952)	(749,474)	(963,433)
Loss on settlement of debt	–	(7,195,482)	–	(7,390,482)	(3,292,149)

Total Other Income (Expenses)	(12,362)	(7,215,482)	(36,952)	(8,139,956)	(4,253,759)

Net Loss from continuing operations	(28,757)	(7,221,293)	(1,948,156)	(8,190,682)	(11,785,944)

Discontinued operations	–	–	–	–	(6,592,095)

Net Loss and comprehensive loss	(28,757)	(7,221,293)	(1,948,156)	(8,190,682)	(18,378,039)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted
Continuing operations	–	(0.07)	(0.01)	(0.09)
Discontinued operations	–	–	–	–

Weighted Average Shares Outstanding	151,063,898	98,666,037	151,201,261	88,576,847

Endeavor Power Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Accumulated from July 6, 2005 (Date of Inception) to June 30, 2011
	$	$	$

Operating Activities

Net loss for the period	(1,948,156)	(8,190,682)	(11,785,944)

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	–	688,784	826,541
Depreciation expense	3,375	–	4,028
Common shares issued for services	1,800,000	–	6,880,452
Common shares issued for incentives	–	–	110,250
Loss on settlement of debt	–	7,390,482	3,292,149

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	49,378	67,018	159,687
Due to related parties	3,000	–	29,255

Net Cash Used In Operating Activities	(92,403)	(44,398)	(483,582)

Investing Activity

Purchase of property and equipment	–	–	(13,500)

Net Cash Used in Investing Activity	–	–	(13,500)

Financing Activities

Proceeds from related parties	–	35,366	1,061,561
Proceeds from note payable	65,000	9,075	84,075
Proceeds from shareholders	–	–	264,949
Proceeds from issuance of common shares	–	–	83,991
Repayment on cancellation of common shares	–	–	(5,000)

Net Cash Provided By Financing Activities	65,000	44,441	1,489,576

Cash flows from discounting operations

Net cash used in operating activities	–	–	(382,377)
Net cash used in investing activities	–	–	(609,718)

	–	–	(992,095)

Increase (Decrease) in Cash	(27,403)	43	399

Cash – Beginning of Period	27,802	–	–

Cash – End of Period	399	43	399

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash Investing and Financing Activities

Common shares issued to acquire mineral properties	–	–	5,600,000
Common shares issued to settle notes payable	–	–	75,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at September 30, 2011, the Company had a working capital deficit of $707,010 and an accumulated deficit of $18,378,039. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2011, and the results of its operations and cash flows for the six month period ended September 30, 2011 and 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and December 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Property and Equipment

	Cost $	Accumulated Depreciation $	September 30, 2011 Net Carrying Value $	December 31, 2010 Net Carrying Value $

General equipment	2,500	764	1,736	2,361
Automobiles	11,000	3,264	7,736	10,486

	13,500	4,028	9,472	12,847

4.

Notes Payable - Related

As at September 30, 2011, the Company owes $417,438 (December 31, 2010 - $417,438) of a note payable to a significant shareholder of the Company.  The note is unsecured, due interest at 10% per annum, and due on demand.  As at September 30, 2011, accrued interest of $63,754 (December 31, 2010 - $32,531) has been recorded in accrued liabilities.

5.

Notes Payable

a)

As at September 30, 2011, the Company owes $9,075 (2010 - $9,075) in notes payable to non-related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at September 30, 2011, the Company owes $10,000 (2010 - $10,000) in notes payable to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and due on demand. As at September 30, 2011, the Company has recorded accrued interest of $1,211 (2010 - $805) which has been recorded in accounts payable and accrued liabilities.

c)

As at September 30, 2011, the Company owes $65,000 (2010 - $nil) in notes payable to a non-related party. The amounts owing are unsecured, bear interest at 10% per annum, and due on demand. As at September 30, 2011, the Company has recorded accrued interest of $4,541 (2010 – $1,282) which has been recorded in accounts payable and accrued liabilities.

6.

Related Party Transactions

a)

As at September 30, 2011, the Company owes $103,449 (2010 - $103,449) to a shareholder of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at September 30, 2011, the Company owes $nil (2010 - $16,667) to the former President and Director of the Company for management fees.  On June 8, 2011, the Company accepted the resignation of the former President and Director of the Company including rights to the claim of all remuneration owed.  The amount has been forgiven and the corresponding credit has been recorded in additional paid-in capital.

7.

Common Shares

a)

On February 23, 2011, the Company issued 10,000,000 common shares with a fair value of $1,800,000 for consulting services, where the fair value was determined using the end-of-day market price on the date of issuance.

b)

On June 14, 2011, the Company cancelled 3,500,000 common shares returned from the former President and Director of the Company.

8.

Share Purchase Warrants

During the year ended September 30, 2011, the Company had the following share purchase warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value $

Balance – December 31, 2010 and September 30, 2011	500,000	0.90	1.41	–

The outstanding share purchase warrants expire on August 25, 2012.

9.

Subsequent Events

As of the date of this filing, there were no materially reportable events subsequent to September 30, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Endeavor Power Corp. was incorporated under the laws of the State of Nevada on July 6, 2005. Previously, we were involved as a company providing full-service E-waste recovery with processing services aimed at industrial and government clients, which included discarded computers and electronic equipment posing environmental hazards.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Endeavor Power Corp." refers to Endeavor Power Corp.

CURRENT BUSINESS OPERATIONS

In accordance with a change in management effective September 25, 2011, our business operations changed. As of the date of this Quarterly Report, we intend to initially conduct business involving managerial services and potential funding. We have retained several consultants to provide the necessary due diligence on certain mining properties located in Venezuela, Brazil, Bolivia, Guyana and several other South American countries (the “Properties”). Depending on the outcome of such due diligence, our management will determine whether or not the Properties provide us a viable opportunity. If the conclusion after due diligence results in the belief that the Properties may provide sufficient economic benefit for us, we will undertake to provide the capital and consultants necessary to fulfill the business operational plan involving the Properties.

We will be further changing our business focus to exploration stage properties. We have an opportunity to acquire from Mr. Mackay the Bolivian Rare Earth Property, which is one of the Properties.  As of the date of this Quarterly Report, management intends to enter into an agreement by January 1, 2012 to acquire an option on wells, including exploration rights in certain claims located in the country of Bolivia.

Although there can be no assurance, management believes that large and well capitalized markets are readily available for all metals and precious and rare earth metals throughout the world. A very sophisticated market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Moreover, the mineral exploration industry is highly competitive. We will be a new exploration stage company and will have a weak competitive position in the industry. We will compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we may compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We may also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund its acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we may compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

RESULTS OF OPERATION

STATEMENT OF INCOME AND EXPENSES	Nine Months Ended September 30, 2011 and 2010		For the Period from July 6, 2005 (inception) to September 30, 2011

Revenue	$192,246	$-0-	$212,643
Cost of Sales	90,091	-0-	126,137
Gross Revenue	102,155	-0-	86,506

Expenses
Consulting expense	1,800,000	-0-	1,800,000
Depreciation expense	3,375	-0-	4,028
General and Administrative	64,914	2,806	4,353,990
Management Fees	3,000	2,500	1,015,167
Professional Fees	49,522	45,420	306,876
Rent	11,400	-0-	13,600
Wages and salaries	81,148	-0-	125,030
Total Operating Expenses	2,013,369	50,726	7,616,891

Net Operating Loss	(1,911,204)	(50,726)	(7,532,185)

Other Income (Expense)
Interest Income	-0-	-0-	1,823
Interest expense	(36,962)	(749,474)	(963,433)
Loss on Settlement of Debt	-0-	(7,390,482)	(3,292,149)
Total Other Income (Expense)	(36,952)	(8,139,956)	(4,253,759)

Net Loss from Continuing Operations	$(1,948,156)	$(8,190,682)	$(11,785,944)
Discontinued Operations	-0-	-0-	(6,592,095)

Net Loss and Comprehensive Loss	(1,948,156)	(8,190,682)	(18,378,039)

BALANCE SHEET DATA
Total Assets	$9,871
Total Liabilities	$707,409
Total Stockholders’ Equity	$(697,538)

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010.

Our net loss for the nine month period ended September 30, 2011 was $1,948,156 compared to a net loss of $8,190,682 during the nine month period ended September 30, 2010, a decrease of $6,242,526. We generated revenue for the nine month period ended September 30, 2011 in the amount of $192,246 compared to revenue generated during the nine month period ended September 30, 2010 of $-0-.  Cost of sales during the nine month period ended September 30, 2011 was $90,091 compared to cost of sales of $-0- during the nine month period ended September 30, 2010. This resulted in gross revenues of $102,155 generated during the nine month period ended September 30, 2011 compared to $-0- during the nine month period ended September 30, 2010.

During the nine month period ended September 30, 2011, we incurred expenses of $2,013,359 compared to $50,726 incurred during the nine month period ended September 30, 2010, an increase of $1,962,633. Expenses during the nine month period ended September 30, 2011 consisted of: (i) consulting expenses of $1,800,000 (2010: $-0-); (ii) depreciation of $3,375 (2010: $-0-); (iii) general and administrative of $64,914 (2010: $2,806); (iv) management fees of $3,000 (2010: $2,500); (v) professional fees of $49,522 (2010: $45,420); (vi) rent of $11,400 (2010: $-0-); and (vii) wages and salaries of $81,148 (2010: $-0-). Expenses increased during the nine month period ended September 30, 2011 from the nine month period ended September 30, 2010 based upon the increase in consulting fees of $1,800,000, $62,108in general and administrative and $81,148 in wages and salaries. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

This resulted in a net operating loss of $1,911,204 for the nine month period ended September 30, 2011 compared to a net operating loss of $50,726 for the nine month period ended September 30, 2010.

Other expenses incurred during the nine month period ended September 30, 2011 consisted of: (i) interest expense of $36,952 (2010: $749,474); and (ii) loss on settlement of debt of $-0- (2010: $7,390,482). During the nine month period ended September 30, 2010, we issued shares of our restricted common stock to settle notes payable with a total book value of $575,000 resulting in a loss on settlement of debt. Per the terms of the convertible notes, we were to settle the debt with issuance of 95,833,333 shares at $0.006 per share conversion rate. We only recognized a loss on the additional shares issued as an inducement to convert the debt. The loss was calculated at the closing price of the stock on the date of the issuance.

This resulted in a net loss of $1,948,156 or $0.01 per share during the nine month period ended September 30, 2011 compared to a net loss of $8,190,682 or $0.09 per share during the nine month period ended September 30, 2010.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.

Our net loss for the three month period ended September 30, 2011 was $28,757 compared to a net loss of $7,221,293 during the three month period ended September 30, 2010, a decrease of $7,192,536. We generated no revenue for the three month periods ended September 30, 2011 and September 30, 2010, respectively.

During the three month period ended September 30, 2011, we incurred expenses of $16,395 compared to $6,070 incurred during the three month period ended September 30, 2010. Operating expenses during the three month periods ended September 30, 2011 consisted of: (i) depreciation of $1,125 (2010: $-0-); (ii) general and administrative of $10,270 (2010: $957); and (iii) professional fees of $5,000 (2010: $5,113).

This resulted in a net operating loss of $16,395 for the three month period ended September 30, 2011 compared to a net operating loss of $6,070 for the three month period ended September 30, 2010.

Other expenses incurred during the three month period ended September 30, 2011 consisted of interest expense of $12,362 (2010: $19,741); and (ii) loss on settlement of debt of $-0- (2010: $7,195,482). This resulted in a net loss of $28,757 or $0.00 per share during the three month period ended September 30, 2011 compared to a net loss of $7,721,293 or $0.07 per share during the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As of September 30, 2011, our current assets were $399 and our current liabilities were $707,409, which resulted in a working capital deficit of $707,010. As of September 30, 2011, current assets were comprised of $399 in cash and current liabilities were comprised of: (i) $30,541 in accounts payable; (ii) $71,906 in accrued liabilities; (iii) $103,449 due to related party; (iv) $84,075 in notes payable; and (v) $417,438 in notes payable – related party.

As of September 30, 2011, our total assets were $9,871 comprised of: (i) $399 in current assets; and (ii) $9,472 in property and equipment – net. The decrease in total assets during the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the decrease in cash.

As of September 30, 2011, our total liabilities were $707,409 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to the increase in notes payable of $65,000 and an increase in accounts payable of 25,702.

Stockholders’ deficit increased from $569,049 as of December 31, 2010 to $697,538 as of September 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2011, net cash flows used in operating activities was $92,403 compared to $44,398 used during the nine month period ended September 30, 2010. Net cash flows used in operating activities consisted primarily of a net loss of $1,948,156, which was adjusted by $3,375 in depreciation expense and $1,800,000 in common shares issued for services. Net cash flows used in operating activities was further changed by $49,378 in accounts payable and accrued liabilities and $3,000 due to related parties.

Cash Flows from Investing Activities

For the nine month periods ended September 30, 2011, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2011, net cash flows provided from financing activities was $65,000. Cash flows from financing activities for the nine month period ended September 30, 2011 consisted of $65,000 related to proceeds from note payable.

PLAN OF OPERATION AND FUNDING

A substantial portion of the fiscal years ended December 31, 2010 and 2009 was dedicated to financing and generation of revenues. As of the date of this Quarterly Report, financing partners will be sought with the intent of conducting a private placement to raise funds to identify and consummate the acquisition of properties. We may require further advances from related parties and the sale of securities would be to fund our operations over the next 12 months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through proceeds from the private placement of equity and debt instruments. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to drilling initiatives on properties and future property acquisitions. We would finance these expenses with further issuances of equity securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities could result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

Notes Payable - Related

As at September 30, 2011, we owe $417,438 in note payable to a significant shareholder. The note is unsecured, due interest at 10% per annum, and due on demand.  As at September 30, 2011, accrued interest of $63,754 has been recorded in accrued liabilities.

Notes Payable

As at September 30, 2011, we owe $9,075 in notes payable to non-related parties. The amounts owing are unsecured, non-interest bearing, and due on demand.

As at September 30, 2011, we owe $10,000 in notes payable to non-related parties. The amounts owing are unsecured, bear interest at 8% per annum, and due on demand. As at September 30, 2011, we recorded accrued interest of $1,211 which has been recorded in accounts payable and accrued liabilities.

As at September 30, 2011, we owe $65,000 in notes payable to a non-related party. The amounts owing are unsecured, bear interest at 10% per annum, and due on demand. As at September 30, 2011, we recorded accrued interest of $4,541 which has been recorded in accounts payable and accrued liabilities.

Related Party Transactions

As at September 30, 2011, we owe $103,449 to a shareholder. The amounts owing are unsecured, non-interest bearing, and due on demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

 Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO/CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during the fiscal year 2012. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On February 23, 2011, we issued 10,000,000 shares of our restricted common stock with a fair value of $1,800,000 for consulting services. The shares of common stock were issued in reliance on Section 4(2) promulgated under the Securities Act. The per share price of the shares were valued at the fair market value of our stock at the date of issuance. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investor acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on September 27, 2011, our Board of Directors accepted the resignations of Matthew Carley as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors and Keith Kress as a member of the Board of Directors. Simultaneously, the Board of Directors appointed Tom Mackay as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and the sole member of the Board of Directors.

Biography

Tom Mackay.  Mr. Mackay was the founder of Mackay Construction Co. over ten years ago. During the past ten years, Mr. Mackay has been the principal of Mackay Construction Co. generating revenues in excess of $10,000,000.  Mackay Construction Co. is one of the largest and reputable construction companies in the Northeastern part of the United States.

Mr. Mackay has also commenced operations in the mining industry in 2007. He has acquired properties in Venezuela, Brazil, Boliva, Guyana and several other South American countries. Mr. Mackay has extensive experience in negotiating transactions and concessions with governmental parties throughout South America. Mr. Mackay’s business operational plan is to acquire additional properties throughout South America for mining and distributing tantalum and niobium throughout the United States and in China.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

ENDEAVOR EXPLORATION CORP.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR EXPLORATION CORP.

Dated: December 19, 2011	By:	/s/ TOM MACKAY
Tom Mackay, President/Chief
Executive Officer

Dated: December 19, 2011	By:	/s/ TOM MACKAY
Tom Mackay, Chief Financial Officer