Form 10-K
period 2011-12-31
Endeavor Power Corp
filed 2012-11-05
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52534

ENDEAVOR POWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	72-1619357
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

84 Winnismmet Drive, Chelsea, MA	02150
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(617) 372-3293

Copy of all Communications to:
Lawrence I. Washor
Washor & Associates
21800 Oxnard Street, Suite 790
Woodland Hills, CA 91367
(310) 479-2660

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐   No ☒

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $9,063,834 based upon the price $0.06 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Its common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “EDVP.”

As of October 29, 2012, there were 151,063,898 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. the Company may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond its control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of its cash flow to meet its requirements;
•	Economic, competitive, demographic, business and other conditions in its local and regional markets;
•	Changes or developments in laws, regulations or taxes in its industry;
•	Actions taken or omitted to be taken by third parties including its suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in its industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of its business;
•	Changes in its business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in its other filings with the Securities and Exchange Commission.

This report should be read completely and with the understanding that actual future results may be materially different from what the Company expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. The Company will not update forward-looking statements even though its situation may change in the future and the Company assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “the Company,” “EDVP,” “we,” “us” and “our” are references to Endeavor Power Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.	BUSINESS

Formation and Development

Endeavor Power Corp. (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its name to VB Trade, Inc, with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.  On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States. As part of the Merger, effective September 21, 2007, the Company changed its name to Endeavor Uranium, Inc.. On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma. Effective December 23, 2008, the Company changed its operating name to Endeavor Power Corp.

In November, 2010, Management assessed a potential business opportunity and determined that in an effort to create value for its Shareholders, the Company should change its business direction. On November 8, 2010, the Company discontinued its operations in its working interests in oil and gas exploration and changed its operating focus to the development of E-Waste processing services aimed at industrial and government clients. E-Waste processing is the recycling and disposal of computers and other electronic equipment in an environmentally friendly manner. The Company’s new direction sought to limit the impact of discarded E-Waste on the environment. Discarded computers and electronic equipment pose environmental hazards.

On May 26, 2011, the Company’s President and CEO, Mr. Alfonso Knoll, resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The resignation did not involve any disagreement with the Company. On June 8, 2011, the Company entered into a Settlement Agreement and General Mutual Release (“Settlement Agreement”) to terminate Mr. Knoll’s Employment Agreement dated November 8, 2010, and to accept his resignation. Pursuant to the Settlement Agreement, Mr. Knoll immediately ceased all services to the Company and, on June 11, 2011, returned to the Company any and all shares of its common stock then held by him.

On June 2, 2011, Mr. Matthew Carley was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Carley accepted the appointment, but resigned his positions effective September 27, 2011. The Company’s Board of Directors accepted the resignation of Mr. Carley, as well as the resignation of Mr. Keith Kress as a member of the Board of Directors. Simultaneously, Tom Mackay was appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and the sole member of the Board of Directors.

Description of Business

In accordance with a change in management effective September 27, 2011, the Company’s business operations changed. The Company intended to change its business focus to provide managerial services, and pursue potential funding opportunities for the Company. It retained consultants to perform the necessary due diligence on certain mining properties located in Venezuela, Brazil, Bolivia, Guyana and several other South American countries. Management, however, determined that the outcome of such due diligence did not provide the Company a viable opportunity, nor did it provide sufficient economic benefit for the Company. Management is therefore pursuing other viable opportunities to increase shareholder market value.

Patents, Trademarks and Licenses

The Company has no patents, trademarks or licenses.

Research and Development

The Company does not expect to incur research and development costs.

Employees; Identification of Certain Significant Employees

At December 31, 2011, the Company had no employees other than its sole officer, Mr. Tom Mackay. The Company may use contractors in the future if the need arises during the course of activities.

WHERE YOU CAN GET ADDITIONAL INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy its reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal executive office is located at 84 Winnismmet Drive, Chelsea, Massachusetts, 02150. The Company leased generic office space at 317 E Penn Avenue, Robesonia, PA 19551, for it E-Waste operations on a month-to-month basis for $2,200 per month until May, 2011. The space was utilized for office purposes. Additional space may be required as the Company expands its business activities. The Company does not foresee any significant difficulties in obtaining any required facilities. The Company currently does not rent or own any real property.

ITEM 3.	LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

ITEM 4.	MINE SAFETY STANDARDS (N/A)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the OTC Bulletin Board “OTCBB – U.S. Registered” under the trading symbol EDVP.OB. The following table sets forth the high and low bid prices for its Common Stock per quarter as reported by the OTCBB since the Company began trading. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2011	$0.09	$0.06
September 30, 2011	$0.06	$0.06
June 30, 2011	$0.15	$0.15
March 31, 2011	$0.22	$0.22
December 31, 2010	$0.55	$0.26
September 30, 2010	$1.38	$0.02
June 30, 2010	$1.00	$0.36
March 31, 2010	$2.30	$0.35

The Company’s common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for its common stock. Many brokers may be unwilling to engage in transactions in its common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Record Holders

As of December 31, 2011, an aggregate of 151,063,898 shares of its common stock were issued and outstanding and are held by approximately 22 shareholders of record, based on information provided by its transfer agent.

Recent Sales of Unregistered Securities

On November 8, 2010, the Company entered into an Employment Agreement with Alfonso Knoll. Pursuant to the terms and conditions of the Employment Agreement, Mr. Knoll agreed to serve as the Company’s Chief Executive Officer for an initial term of one year. In exchange, Mr. Knoll was to receive an annual salary of $200,000 and an aggregate issuance of forty-three million five-hundred thousand (43,500,000) restricted shares of the Company’s common stock pursuant to various milestones and performance criteria, of which 3,500,000 were issued as of December 31, 2010 in accordance with the terms of the agreement. As a result of Mr. Knoll’s resignation on May 26, 2011, and as part of the Settlement Agreement entered into on June 8, 2011, the 3,500.000 shares were returned to treasury on June 14, 2011.

On February 4, 2011, the Company entered into a Letter of Intent (“LOI”) with AERC.com, Inc., a Pennsylvania corporation (“AERC”), pursuant to which the Company intended to acquire 80% of the issued and outstanding shares of common stock of AERC. In exchange, AERC was to receive $8,280,000 USD, consisting of $6,000,000 cash and $2,280,000 in the form of shares of EDVP’s common stock or securities convertible into shares. As of December 31, 2011, no transaction contemplated within the LOI was completed, no stock was issued, and the LOI expired.

On February 21, 2011, the Company entered into a Consulting Agreement with The Musser Group, LLC, a Pennsylvania Limited Liability Company (“Musser Group”), whereby Musser Group agreed to provide the Company with strategic business consulting and venture services in exchange for ten million (10,000,000) restricted shares of the Company’s common stock. As a result, on February 23, 2011, the Company issued 10,000,000 restricted shares of its Common Stock to Musser Group.

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

Re-Purchase of Equity Securities

None.

Dividends

The Company has not paid any cash dividends on its common stock since inception and presently anticipates that all earnings, if any, will be retained for development of its business and that no dividends on its common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of its Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on its common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. the Company may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond its control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what the Company expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. the Company will not update forward-looking statements even though its situation may change in the future and the Company assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Balance Sheet

As at December 31, 2011, the Company had total assets of $8,347 compared with total assets of $40,649 as at December 31, 2010. The decrease in total assets of $32,302 is attributable to a decrease in cash of $27,802, and $4,500 of depreciation expense related to the Company’s property and equipment.

As at December 31, 2011, the Company had total liabilities of $725,016 compared with $609,698 as at December 31, 2010. The increase in total liabilities of $115,318 is attributable to an increase of $62,065 of accounts payable and accrued expenses, an increase of $65,000 resulting from additional notes payable relating to the financing of operating capital for the Company’s day-to-day activities, as well as a decrease in related party payables of $11,797.

Results of Operations

The following summary of its results of operations should be read in conjunction with its financial statements for the year ended December 31, 2011 and 2010, which are included herein.

Results of Operations	Year Ended December 31		Cumulative From July 6, 2005 (inception) to December 31,
	2011	2010	2011

Revenue	$192,246	$20,397	$212,643
Cost of Sales	90,091	36,046	126,137
Gross profit (loss)	102,155	(15,649)	86,506
General and administrative expenses	2,020,129	1,062,752	7,625,461
Operating (loss)	(1,947,974)	(1,078,401)	(7,538,955)
Loss on settlement of debt	-	(3,292,149)	(3,292,149)
Interest expense	(49,313)	(759,387)	(975,794)
Interest income	-	-	1,823
Net (loss) – continuing operations	$(1,967,287)	$(5,129,937)	$(11,805,475)

Revenue

For the year 2011, revenue in the amount of $192,245 was generated from limited levels of E-Waste processing services. For the year 2010, revenue in the amount of $20,397 was generated from limited levels of E-Waste processing services.

Operations in the E-Waste business commenced in November, 2010, and ceased in September, 2011. As such, there were no comparative revenues representing a full 12 months of operations in 2011 or 2010.

Cost of Sales

For the year 2011, cost of sales in the amount of $90,091 consisted of limited purchases of discarded computers and electronic equipment. For the year 2010, cost of sales in the amount of $36,046 consisted of limited purchases of discarded computers and electronic equipment.

Operations in the E-Waste business commenced in November, 2010, and ceased in September, 2011. As such, there were no comparative costs representing a full 12 months of operations in 2011 or 2010.

Operating Expenses

During the year ended December 31, 2011, the Company incurred operating expenses totaling $2,020,129 compared with $1,062,752 for the year ended December 31, 2010. The increase in operating expenses of $957,377 is attributable to:

•	an increase of $890,000 in stock based compensation resulting from $1,800,000 recognized in 2011 versus $910,000 recognized in 2010;
•	a decrease in legal, accounting and management services of $2,554 due to certain legal costs incurred in 2010 related to settlements and agreements that were not repeated in 2011;
•	an increase in rent expense of $11,400 resulting from office space leased in 2011 versus none in 2010; and
•
an increase in payroll and other outside services of $37,268, an increase in travel, promotion and publicity of $7,450, and an increase in other miscellaneous expenses of $13,813, all due to 9 months of E-Waste operations in 2011 versus only 2 months in 2010;

	For the year ended
General and Administrative Expenses	December 31,
	2011	2010	Variances

Stock-based compensation	$1,800,000	$910,000	$890,000
Legal, accounting, and management services	91,232	93,786	(2,554)
Rent expense	11,400	-	11,400
Payroll and outside services	81,149	43,881	37,268
Travel, promotion and publicity	9,220	1,770	7,450
Office supplies and miscellaneous expenses	27,128	13,315	13,813

Total General and Administrative Expenses	$2,020,129	$1,062,752	$957,377

Net Loss

During the year ended December 31, 2011, the Company incurred a net loss of $1,967,287 compared with a net loss of $5,129,937 for the year ended December 31, 2010. The decrease in net loss of $3,162,650 is primarily attributable to a loss on settlement of debt of $3,292,149 recognized in 2010 not repeated in 2011, and an increase in gross profit of $102,155 resulting from 9 months of operations in 2011, versus only 2 months of operations in 2010.

Liquidity and Capital Resources

As at December 31, 2011, the Company had a cash balance of $0 and a working capital deficit of $307,578 compared with a cash balance of $27,802 and a working capital deficit of $164,458 at December 31, 2010. The increase in working capital deficit is attributed to the fact that the Company financed its operating activity with the issuance of notes payable, which are unsecured, due interest at 10% per annum, and due on demand.

Working Capital
	At December 31,		Increase
	2011	2010	(Decrease)
Current Assets	$-	$27,802	$(19,455)
Current Liabilities	307,578	192,260	115,318
Working Capital (Deficit)	$(307,578)	$(164,458)	$(134,773)

The Company had cash in the amount of $0 as of December 31, 2011 as compared to $27,802 as of December 31, 2010. The Company had a working capital deficit of $307,578 as of December 31, 2011, compared to a deficit of $164,458 as of December 31, 2010. The decrease in working capital of $134,773 is due to the use of available cash for operating activities during the period.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

During the year ended December 31, 2011, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

Cash Flows	For the year ended
	December 31,		(Increase)
	2011	2010	Decrease

Net Cash Provided by (used in) Operating Activities	$(92,802)	$(152,388)	$59,586
Net Cash Provided by (used in) Investing Activities	-	(13,500)	13,500
Net Cash Provided by Financing Activities	65,000	193,690	(128,690)
Increase (Decrease) in Cash	$(27,802)	$27,802	$-

Cash Flows from Operating Activities

During the year ended December 31, 2011, the Company used $92,802 of cash flow for operating activities compared with $152,388 for the year ended December 31, 2010. The decrease in cash used for operating activities of $59,586 is attributable to expenditures incurred in 2010 in preparation of the Company’s E-Waste operations, which were not incurred in 2011.

Cash Flows from Investing Activities

During the year ended December 31, 2011, the Company used $0 of cash flow for investing activities compared with $13,500 in 2010. In 2010, the Company purchased $13,500 of equipment and vehicles relating to the Company’s operations whereas in 2011, there were no expenditures.

Cash Flows from Financing Activities

During the year ended December 31, 2011, the Company was provided with $65,000 of cash flow from financing activities compared with $193,690 of cash flow from financing activities during the year ended December 31, 2010. The decrease in cash flows provided from financing activities is attributed to the Company receiving $65,000 in financing from the issuance of a new notes payable in the current year, compared to $193,690 in related party financing in the prior year. .

Future Financings

The Company will continue to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The Company’s financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Company regularly evaluates the accounting policies and estimates that the Company use to prepare its financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2011:

ASU No. 2010-13: Issued in April 2010, ASU No. 2010-13 clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

ASU 2010-29: Issued in December 2010, ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.

Recently Issued Accounting Standards Updates: The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

Trouble Debt Restructuring: Issued in April, 2011, ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.

Comprehensive Income: Issued in June, 2011, ASU 2011-05 eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied retrospectively. Early adoption is permitted.

Intangibles: Issued in September, 2011, ASU 2011-08 permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Disclosures about Offsetting Assets and Liabilities: Issued in December, 2011, ASU 2011-11 requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail: stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
Endeavor Power Corp.
(a development stage company)

We have audited the accompanying balance sheet of Endeavor Power Corp. (a development stage company) (the “Company”) as of December 31, 2011, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and cumulative from July 6, 2005 (inception) to December 31, 2011 for the statements of operations and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Endeavor Power Corp. (a development stage company) as of December 31, 2010 and the period from inception (July 6, 2005) to December 31, 2010, were audited by other auditors whose report dated April 12, 2011, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Power Corp. (a development stage company) as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, and cumulative from July 6, 2005 (inception) to December 31, 2011 for the statements of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA
Fort Lee, NJ 07024 US
October 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Endeavor Power Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Endeavor Power Corp. (A Development Stage Company) as of December 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the twelve month period ended December 31, 2010. The financial statements for the period from inception (July 6, 2005) to December 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 12, 2011

ENDEAVOR POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash & cash equivalents	$-	$27,802
Total Current Assets	-	27,802

Property and equipment, net	8,347	12,847

TOTAL ASSETS	$8,347	$40,649

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
LIABILITIES:
Current Liabilities
Accounts payable and accrued expenses	$115,154	$53,069
Notes and loans payable	84,075	19,075
Due to related parties	108,349	120,116
Total Current Liabilities	307,578	192,260

Long term Liabilities
Notes & loans payable	417,438	417,438
Total Long term Liabilities	417,438	417,438

Total Liabilities	725,016	609,698

STOCKHOLDERS’ (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 151,063,898 and 144,563,898 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	151,064	144,564
Additional paid in capital	17,529,437	15,716,270
(Deficit) accumulated during the development stage	(18,397,170)	(16,429,883)

Total Stockholders’ (Deficit)	(716,669)	(569,049)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$8,347	$40,649

The accompanying notes are an integral part of these financial statements

ENDEAVOR POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the years ended		From July 6, 2005
	December 31,		(inception) to
	2011	2010	December 31, 2011

Revenue	$192,246	$20,397	$212,643

Cost of sales	90,091	36,046	126,137

Gross profit	102,155	(15,649)	86,506

General and administrative expenses	2,020,129	1,062,752	7,625,461

Operating (loss)	(1,917,974)	(1,078,401)	(7,538,955)

Loss on settlement of debt	-	(3,292,149)	(3,292,149)
Interest expense	(49,313)	(759,387)	(975,794)
Interest income	-	-	1,823

Net (loss) – Continuing Operations	(1,967,287)	(5,129,937)	(11,805,075)
Discontinued operations	-	-	(6,592,095)

Net (loss)	$(1,967,287)	$(5,129,937)	$(11,805,075)

Weighted average common shares outstanding - basic and diluted	102,202,088	41,102,254

Net (loss) per common share - basic and diluted	$(0.02)	$(0.12)

The accompanying notes are an integral part of these financial statements

ENDEAVOR POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
PERIOD FROM JULY 6, 2005 (INCEPTION) TO DECEMBER 31, 2011

				(DEFICIT)
				ACCUMULATED
				DURING THE
	COMMON STOCK		PAID IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, July 6, 2005 (date of inception)	-	$-	$-	$-	$-

Issuance of common shares for services	1	-	-	-	-

Net loss				(750)	(750)

Balance, December 31, 2005	1	-	-	(750)	(750)

Issuance of founders shares for cash @ $.000015 per share	3,250,000	3,250	1,750	-	5,000

Issuance of common shares for cash @ $.0015 per share	513,460	513	78,478	-	78,991

Net loss				(23,830)	(23,830)

Balance, December 31, 2006	3,763,461	3,763	80,228	(24,580)	59,411

Cancellation of common shares	(3,250,000)	(3,250)	(1,750)	-	(5,000)

Issuance of common shares for mineral property @ $.40 per share	140,000	140	5,599,860	-	5,600,000

Net loss				(73,915)	(73,915)

Balance, December 31, 2007	653,461	653	5,678,338	(98,495)	5,580,496

Assumption Agreement			255,050	-	255,050

Settlement of related party debt			37,883	-	37,883

Net loss				(6,107,944)	(6,107,944)

Balance, December 31, 2008	653,461	653	5,971,271	(6,206,439)	(234,515)

Issuance of shares to settle debt	3,437	3	504,698	-	504,701

Issuance of shares for services	32,000	32	3,775,968	-	3,776,000

Beneficial conversion of warrants			826,541	-	826,541

Net loss				(5,093,507)	(5,093,507)

Balance, December 31, 2009	688,898	689	11,078,478	(11,299,946)	(220,779)

Issuance of shares for repayment of loan	375,000	375	254,625	-	255,000

Issuance of shares to settle debt	140,000,000	140,000	3,476,667	-	3,616,667

Issuance of shares for services	3,500,000	3,500	906,500	-	910,000

Net loss				(5,129,937)	(5,129,937)

Balance, December 31, 2010	144,563,898	144,564	15,716,270	(16,429,883)	(569,049)

Issuance of shares for services	10,000,000	10,000	1,790,000	-	1,800,000

Cancellation of common shares	(3,500,000)	(3,500)	3,500	-	-

Write-off related party balance			19,667	-	19,667

Net loss				(1,967,287)	(1,967,287)

Balance, December 31, 2011	151,063,898	$151,064	$17,529,437	$(18,397,170)	$(716,669)

The accompanying notes are an integral part of these financial statements

ENDEAVOR POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cumulative
			From 07/06/05
	For the year ended December 31,		(Inception) to
	2011	2010	12/31/2011

Cash Flows from operations:
Net (loss)	$(1,967,287)	$(5,129,937)	$(11,805,075)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Accretion expense	-	688,784	826,541
Depreciation expense	4,500	653	5,153
Common shares issued for services	1,800,000	910,000	6,880,452
Common shares issued for incentives	-	-	110,250
Loss on settlement of debt	-	3,292,149	3,292,149
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	62,085	69,296	172,394
Increase in related party payables	7,900	16,667	34,155
Net cash (used in) operating activities	(92,802)	(152,388)	(483,981)

Cash Flows from investing activities:
Cash (used in) purchase of property and equipment	-	(13,500)	(13,500)
Net cash (used in) investing activities	-	(13,500)	(13,500)

Cash Flows from financing activities:
Proceeds from related party loans	-	174,615	1,061,561
Proceeds from notes payable	65,000	19,075	84,075
proceeds from shareholders	-	-	264,949
Proceeds from issuance of common shares	-	-	83,991
Repayment on cancellation of common shares	-	-	(5,000)
Net cash provided by financing activities	65,000	193,690	1,489,576

Cash Flows from discontinued operations:
Net cash (used in) operating activities	-	-	(382,377)
Net cash (used in) investing activities	-	-	(609,718)
Net cash (used in) discontinued operations	-	-	(992,095)

Increase in cash	(27,802)	27,802	-

Cash - beginning of period	27,802	-	-

Cash - end of period	$-	$27,802	$-

NONCASH ACTIVITIES
Common shares issued to acquire mineral properties	$-	$-	$5,600,000
Common shares issued to settle note payable	$-	$500,000	$500,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ENDEAVOR POWER CORP.
(A DVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

Endeavor Power Corp. (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc.  On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc., with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.  On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States. Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction. On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma. Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corp.

In November, 2010, Management assessed a potential business opportunity and determined that in an effort to create value for its Shareholders, the Company should change its business direction. On November 8, 2010, the Company discontinued its operations in its working interests in oil and gas exploration and changed its operating focus to the development of E-Waste processing services aimed at industrial and government clients. The Company’s new direction sought to limit the impact of discarded “E-Waste” on the environment. Discarded computers and electronic equipment pose environmental hazards.

On May 26, 2011, Mr. Alfonso Knoll resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The resignation did not involve any disagreement with the Company. On June 8, 2011, the Company entered into a Settlement Agreement and General Mutual Release (“Settlement Agreement”) to terminate Mr. Knoll’s Employment Agreement dated November 8, 2010, and to accept his resignation. Pursuant to the Settlement Agreement, Mr. Knoll immediately ceased all services to the Company and, on June 11, 2011, returned to the Company any and all shares of its common stock then held by him.

On June 2, 2011, Mr. Matthew Carley was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Carley accepted the appointment, but resigned his positions effective September 27, 2011. The Company’s Board of Directors accepted the resignation of Mr. Carley, as well as the resignation of Mr. Keith Kress as a member of the Board of Directors. Simultaneously, Tom Mackay was appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and the sole member of the Board of Directors.

In accordance with a change in management effective September 27, 2011, the Company’s business operations changed. The Company intended to provide managerial services, and pursue potential funding opportunities for the Company. It retained consultants to perform the necessary due diligence on certain mining properties located in Venezuela, Brazil, Bolivia, Guyana and several other South American countries. Management, however, determined that the outcome of such due diligence did not provide the Company a viable opportunity, nor did it provide sufficient economic benefit for the Company. Management has therefore ceased its due diligence and exploration of mining property opportunities, and is pursuing other viable business opportunities to increase shareholder market value.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at December 31, 2011, the Company had a working capital deficit of $307,578, and an accumulated deficit of $18,397,170. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2011 and 2010, the Company had no cash equivalents.

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

Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

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

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2011:

ASU No. 2010-13: Issued in April 2010, ASU No. 2010-13 clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

 ASU 2010-29: Issued in December 2010, ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.

Recently Issued Accounting Standards Updates: The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

Trouble Debt Restructuring: Issued in April, 2011, ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.

Comprehensive Income: Issued in June, 2011, ASU 2011-05 eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied retrospectively. Early adoption is permitted.

Intangibles: Issued in September, 2011, ASU 2011-08 permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Disclosures about Offsetting Assets and Liabilities: Issued in December, 2011, ASU 2011-11 requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	December 31, 2011	December 31, 2010
General Equipment	$2,500	$2,500
Automobiles	11,000	11,000
Sub-Total	13,500	13,500
Accumulated Deprecation	(5,153)	(653)
Property and Equipment, Net	$8,347	$12,487

Depreciation expense totaled $4,500 and $653 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

In June, 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party. Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June, 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand.  As of December 31, 2011, the Company has recorded $1,412 in interest as an accrued expense.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of December 31, 2011, the Company has recorded $6,179 in interest as an accrued expense.

NOTE 6. RELATED PARTY PAYABLE

As at December 31, 2011, related party payable consists of $108,349 representing miscellaneous operating expenses paid on behalf of the Company by certain related parties. The amounts owing are unsecured, non-interest bearing, and due upon demand.

NOTE 7. NOTES PAYABLE – RELATED PARTY

On August 25, 2009, the Company issued a convertible promissory note (the “Note”) of $826,541 to a related party to settle outstanding debt obligations owing as of the issuance date. Under the terms of the Note, the amount owing accrues interest at a rate of 10% per annum, was due August 25, 2011, and contained certain provisions to convert the debt into common shares of the Company.

On June 17, 2010, the Company issued the related party 375,000 common shares to settle $75,000 of the outstanding Note, reducing the principal balance to $751,541.

In September, 2010, the Company issued the related party 140,000,000 common shares to settle $500,000 of the Note, reducing the principal balance to $251,541.

On September 17, 2010, the Company amended the Note with the related party to combine the remaining principal of $251,541 with the accrued interest to date of $65,897, for a revised principal balance of $317,438. The new principal balance continues to accrue interest at a rate of 10% per annum, but no longer contains a provision for conversion.

In November, 2010, the Company received an additional $100,000 from the related party, increasing the principal balance to $417,438.

As at December 31, 2011, the principal balance of the Note is $417,438. The Company has recorded $74,275 in interest as an accrued expense.

NOTE 8. COMMON STOCK

All common shares issued for services or settlements of debt are valued based on the end-of-day market prices on the date of issuance, unless otherwise specified.

The Company and its Board of Directors authorized a 1:100 reverse common stock split on August 16, 2010, The effects of the reverse stock split resulted in the number of issued and outstanding common stock to decrease from 106,388,200 common shares to 1,063,898 common shares, have been applied on a retroactive basis, and are reflected below where applicable.

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

During the year ended December 31, 2006, the Company issued 325,000,000 founder shares for cash proceeds of $5,000. These shares were cancelled during the year ended December 31, 2007.

During the year ended December 31, 2006, the Company issued 513,448 (post-split adjusted) common shares for cash proceeds of $78,991.

In October 2007, the Company issued 140,000 (post-split adjusted) common shares at $0.40 per common share, with a fair value of $5,600,000, to acquire mineral properties.

On July 22, 2009, the Company issued 460 (post-split adjusted) common shares of the Company with a fair value of $67,376 to settle debt obligations of $27,500, resulting in a loss on settlement of debt of $39,876.

On July 22, 2009, the Company issued 460 (post-split adjusted) common shares of the Company with a fair value of $67,376 to settle debt obligations of $27,500, resulting in a loss on settlement of debt of $39,876.

On July 22, 2009, the Company issued 1,667 (post-split adjusted) common shares of the Company with a fair value of $245,000 to settle debt obligations of $100,000, resulting in a loss on settlement of debt of $145,000.

On July 22, 2009, the Company issued 100 (post-split adjusted) common shares of the Company with a fair value of $14,700 to settle debt obligations of $12,000, resulting in a loss on settlement of debt of $2,700.

On July 22, 2009, the Company issued 750 (post-split adjusted) common shares of the Company with a fair value of $110,250 to a related party as incentive bonus shares for the conversion of amounts owing into a long-term convertible note payable.

On August 25, 2009, the Company issued 32,000 (post-split adjusted) common shares of the Company for consulting services with a fair value of $3,776,000.

On June 17, 2010, the Company issued 375,000 (post-split adjusted) common shares to a related party for the repayment of payable note payable of $75,000, resulting in a loss on settlement of debt of $180,000. Per the convertible note agreement the Company was to convert the debt at $0.006 per share (post split) for a total issuance of 12,500,000 shares. The additional 25,000,000 shares were issued at the closing price of the stock on the day of issuance resulting in the $180,000 loss.

On September 20, 2010, the Company issued 140,000,000 common shares to settle outstanding notes payable of $500,000 resulting in a loss on settlement of debt of $3,116,667. Per the convertible note agreement the Company was to convert the debt at $0.006 per share (post split) for a total issuance of 83,333,333 shares. The additional 56,666,667 shares were issued at the closing price of the stock on the day of issuance resulting in the $3,166,667 loss.

On November 8, 2010, the Company issued 3,500,000 common shares to the CEO of the Company for management services with a fair value of $910,000. As a result, $906,500 was recorded as paid in capital.

On February 23, 2011, the Company issued 10,000,000 shares of its common stock in exchange for services rendered to the Company, valued at $1,800,000. As a result, $1,790,000 was recorded as paid in capital.

On June 14, 2011, pursuant to the Settlement Agreement related to the resignation of the Company’s former CEO/President, the 3,500,000 shares of common stock previously issued on November 8, 2010, were returned to treasury. As a result, paid in capital was reduced by $3,500.

As of December 31, 2011, the Company had 151,063,898 common shares issued and outstanding.

NOTE 9. WARRANTS

During the year ended December 31, 2011, the Company had the following share purchase warrants outstanding:

Outstanding and Exercisable Warrants
	Number of	Remaining Contractual Life	Exercise Price times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.900	500,000	0.66	$450,000	$0.900

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	500,000	$0.900
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2011	500,000	$0.900

The outstanding share purchase warrants expire on August 25, 2012.

NOTE 10. DISCONTINUED OPERATIONS

On November 8, 2010, the Company discontinued all operations related to the former activities of exploring mineral properties. As at November 8, 2010, the Company had no assets or liabilities relating to mineral properties and exploration and did not incur any mineral property or exploration cost during the year 2010 or 2011.

The results of discontinued operations are summarized as follows:

Accumulated from July 6, 2005 to December 31, 2009
Operating expenses:
Impairment of joint venture costs	$609,718
Impairment of mineral property costs	5,600,000
Mineral property expenditures	382,377
Total expenses	6,592,095
Net Loss	$(6,592,095)

As at December 31, 2011 and 2010, there were no remaining assets and liabilities of the discontinued mineral properties exploration operation.

NOTE 11. INCOME TAXES

The components of the net deferred tax asset at December 31, 2011 and 2010, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2011	December 31, 2010

Income (Loss) Before Taxes	$(1,967,287)	$(5,129,937)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$668,878	$1,744,179
Non-deductible expenses	(1,530)	(1,377,620)
Change in valuation allowance	(667,348)	(366,559)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010

Net operating loss carried forward	$5,890,292	$3,927,505

Valuation allowance	(5,890,292)	(3,927,505)

Net deferred income tax asset	$–	$–

As at December 31, 2011, the Company had $5,890,292 of net operating losses which expire commencing in the year 2026.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between December 31, 2011 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 23, 2012, the Board of Directors of Endeavor Power Corp. (the “Company”) dismissed M&K CPA’s, PLLC (“M&K”), the Company’s former independent registered public accounting firm. On October 24, 2012, the Board of Directors of the Company selected Stan J.H. Lee, CPA (the “New Accountant”) to serve as the Company’s auditor for the fiscal year ended December 31, 2011.

During the period of M&K’s engagement with the Company and through October 23, 2012, there have been no disagreements with the Former Accountant (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their report on financial statements for any period.

During the period of the Former Accountant’s engagement and through October 23, 2012, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the period of the Former Accountant’s engagement and through October 23, 2012, neither the Registrant nor anyone on its behalf has consulted with the New Accountant regarding either:

•
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

•	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

The Company has provided M&K a copy of the foregoing disclosures. A copy of the letter from M&K dated October 23, 2012, stating its agreement with such statements, was filed to our Current Report on form 8-K filed October 25, 2012 as Exhibit 16.6.

On October 24, 2012, with the prior approval of its Board of Directors, the Registrant engaged the New Accountant as its independent registered public accounting firm.

The Company has not consulted with the New Accountant regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements during the two most recent fiscal years through present.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in the Company’s internal controls over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

2.
We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in internal controls over financial reporting identified in connection with the Company’s evaluation conducted of the effectiveness of internal controls over financial reporting as of December 31, 2011, that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2011:

Name	Position(s) Held	Age	Date first Elected or Appointed
Tom Mackay	President, Chief Executive Officer Chief Financial Officer. Secretary Treasurer, and Director	36	September 27, 2011

Term of Office

The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each officer serves until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. At the present time, members of the board of directors are not compensated for their services to the board. Each Director shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

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

On December 26, 2009, Mr. Harry Lappa resigned from all positions with the Company.

On December 26, 2009, Mr. Brandon Toth resigned from all positions with the Company.

On November 10, 2010, Mr. Richard Weed resigned from all positions with the Company.

On November 10, 2010, Mr. Wilder was appointed to the Board of Directors.

On May 26, 2011, Mr. Alfonso Knoll resigned from all positions with the Company.

On June 2, 2011, Mr. Matthew Carley was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On June 7, 2011, Mr. Wilder resigned from the Board of Directors of the Company.

On June 13, 2011, the Board of Directors of the Company accepted the resignation of Mr. Knoll, and accepted the appointment of Mr. Carley as successor.

On September 27, 2011, Mr. Kress resigned from the Board of Directors of the Company.

Effective September 27, 2011, the Board of Directors of the Company accepted the resignation of Mr. Carley.

On September 27, 2011, Mr. Tom Mackay was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and sole Director of the Board of Directors.

Background and Business Experience

Tom Mackay – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Director

Mr. Mackay is the founder of Mackay Construction Co. Over the last 10 years, Mr. Mackay has been the principal of Mackay Construction Co., one of the largest and reputable construction companies in the Northeastern United States, generating revenues in excess of $10,000,000.

Mr. Mackay also commenced operations in the mining industry in 2007. He has acquired properties in Venezuela, Brazil, Bolivia, Guyana, and several other South American countries. Mr. Mackay has extensive experience in negotiating transactions and concessions with governmental parties throughout South America. Mr. Mackay’s business operational plan is to acquire additional properties throughout South America for mining and distributing tantalum and niobium throughout the United States and in China.

Matthew Carley – Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Director

Mr. Carley was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, on June 13, 2011. Mr. Carley resigned his positions on September 27, 2011. He is succeeded by Mr. Tom Mackay.

Alfonso Knoll – Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Director

On May 26, 2011, Mr. Knoll resigned his positions as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director. He was succeeded by Mr. Matthew Carley.

Keith Kress – Former Director

Mr. Kress resigned as Director on September 27, 2011.

Brent Wilder – Former Director

Mr. Wilder resigned from all positions with the Company, including but not limited to, that of Director on June 7, 2011.

Identification of Significant Employees

Other than Tom Mackay, the Company does not expect any other individuals to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships among its directors or executive officers.

Involvement in Certain Legal Proceedings

The Company’s directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Mackay President, CEO, CFO, Treasurer Secretary and Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Alfonso Knoll Former President, CEO, CFO, Treasurer, Secretary and Director	2011	Nil	Nil	$1,800,000	Nil	Nil	Nil	Nil	$1,800,000
	2010	Nil	Nil	$910,000	Nil	Nil	Nil	Nil	$910,000
Richard Weed Former President, CEO, CFO, Treasurer, Secretary and Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	$ 15,500	Nil	Nil	Nil	Nil	Nil	Nil	$15,500

Employment Contracts and Termination of Employment and Change in Control Arrangements

On November 8, 2010, the Company entered into an Employment Agreement with Alfonso Knoll. Pursuant to the terms and conditions of the Employment Agreement, Mr. Knoll was to serve as the Company’s Chief Executive Officer for an initial term of one year. In exchange, Mr. Knoll was to receive an annual salary of $200,000 and an aggregate issuance of forty-three million five-hundred thousand (43,500,000) restricted shares of the Company’s common stock pursuant various milestones and performance criteria which was as previously reported.

On May 26, 2011, Mr. Knoll resigned from his positions in the Company. Subsequently, on June 9, 2011, the Company entered into a Settlement Agreement and General Mutual Release with Mr. Knoll to settle any mutual claims that might exist between Mr. Knoll and the Company due to the cancellation of Mr. Knoll’s Employment Agreement. Pursuant to the Settlement, Mr. Knoll returned all shares of the Company’s stock previously issued to him.

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

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person

Outstanding Equity Awards at Fiscal Year End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2011 and 2010.

Compensation of Directors

None of our directors received any compensation from us during our fiscal year ended December 31, 2011.

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 29, 2012, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares of Common Stock
Mandalay Ventures, LLC 2206 Eastland Dr., Ste 305 Bloomington, IL 61704	34,556,250	22.88%
Regal Capital Development, Inc. PO Box 0816-04126 Balboa Panama City, Panama	45,819,500	30.33%
Total	80,375,750	53.21%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Directors and Officers as a Group	-0-
More than 5% ownership	80,375,750	53.21%
Total	80,375,750	53.21%

Changes in Control

The Company is unaware of any contract or other arrangement or provisions of its Articles or Bylaws the operation of which may at a subsequent date result in a change of control of its company. There are not any provisions in its Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of its company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Alfonso Knoll is not an independent director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011 $	December 31, 2010 $
Audit Fees	13,500	11,500
Audit Related Fees	0	0
Tax Fees	4,000	0
All Other Fees	0	0
Total	17,500	11,500

The Company’s board of directors pre-approves all services provided by its independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The Company’s board of directors has considered the nature and amount of fees billed by its independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independent auditors’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders

4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
(10)	Material Contracts

10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of our Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.

10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010.	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of our Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of our Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of our Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
(14)	Code of Ethics

14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.

(16)	Letter Re Change in Certifying Accountant

16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of our Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of our Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

(31)	Rule 13a-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
(32)	Section 1350 Certifications

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
(100)	XBRL Related Documents

101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*             Filed herewith.

**           Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORP.

Dated: November 2, 2012	/s/ Gardner Williams
Gardner Williams
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 2, 2012	/s/ Gardner Williams
Gardner Williams
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 2, 2012	/s/ Gardner Williams
Gardner Williams
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: November 2, 2012	/s/ Gardner Williams
Gardner Williams
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)