Form 10-Q
period 2012-03-31
Endeavor Power Corp
filed 2012-11-06
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 000-52534

ENDEAVOR POWER CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	72-1619357
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

84 Winnismmet Drive, Chelsea, MA	02150
(Address of principal executive offices)	(Zip Code)

(617) 372-3293

(Registrant’s telephone number, including area code)

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

☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

 ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

151,063,898 common shares issued and outstanding as of October 25, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three months ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

ENDEAVOR POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets	$—	$—

Property and equipment, net	7,222	8,347

TOTAL ASSETS	$7,222	$8,347

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES:
Current Liabilities
Accounts payable and accrued expenses	$131,566	$115,154
Notes and loans payable	84,075	84,075
Due to related parties	126,599	108,349
Total Current Liabilities	342,240	307,578

Related party loans	417,438	417,438

Total Liabilities	759,678	725,016

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 151,063,898 and 151,063,898 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	151,064	151,064
Additional paid in capital	17,529,437	17,529,437
(Deficit) accumulated during the development stage	(18,432,957)	(18,397,170)

Total Stockholders' (Deficit)	(752,456)	(716,670)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$7,222	$8,347

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
	For the three months ended		July 6, 2005 (inception) To
	March 31, 2012	March 31, 2011	March 31, 2012
Revenue	$—	$142,861	$212,643

Cost of sales	—	84,755	126,137

Gross profit	—	58,106	86,506

General and administrative expenses	24,015	1,955,060	7,649,476

Operating (loss)	(24,015)	(1,896,954)	(7,562,970)

Other income (expenses)
Loss on settlement of debt	—	—	(3,292,149)
Interest expense	(11,772)	(12,183)	(987,566)
Interest income	—	—	1,823
Total other income (expenses)	(11,772)	(12,183)	(4,277,892)

Net (loss) – continuing operations	$(35,787)	$(1,909,137)	$(11,840,862)

Discontinued operations			(6,592,095)

Net (loss)			$(18,432,957)

Weighted average common shares outstanding - basic and diluted	151,063,898	148,563,898

Net (loss) per common share - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative From
			July 6, 2005
	Three Months Ended		(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Cash Flow from operations:
Net loss	$(35,787)	$(1,909,137)	$(11,840,862)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Accretion expense	—	—	826,541
Depreciation expense	1,125	1,125	6,278
Common shares issued for services	—	1,800,000	6,880,452
Common shares issued for incentives	—	—	110,250
Loss on settlement of debt	—	—	3,292,149
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses	18,812	13,957	191,206
Increase in related party payables	15,850	3,000	50,005
Net cash (used in) operating activities	—	(91,055)	(483,981)

Cash Flow from investing activities:
Cash (used in) purchase of property and equipment	—	—	(13,500)
Net cash provided by investing activities	—	—	(13,500)

Cash Flow from financing activities:
Net proceeds from related party loans	—	—	1,061,561
Proceeds from notes payable	—	65,000	84,075
Proceeds from shareholders	—	—	264,949
Proceeds from Issuance of common shares	—	—	83,991
Repayment on cancellation of common shares	—	—	(5,000)
Net cash provided by financing activities	—	65,000	1,489,576

Cash flows from discontinued operations:
Net cash (used in) operating activities	—	—	(382,377)
Net cash (used in) investing activities	—	—	(609,718)
Net cash (used in) discontinued operations	—	—	(992,095)

Increase (decrease) in cash	—	(26,055)	—

Cash - beginning of period	—	27,802	—

Cash - end of period	$—	$1,747	$—

NONCASH ACTIVITIES	—
Common shares issued to acquire mineral properties	$—	$—	$5,600,000
Common shares issued to settle note payable	$—	$—	$500,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION

(A DVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

Endeavor Power Corporation (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc.  On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc., with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma.  Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corporation.

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

On May 26, 2011, Mr. Alfonso Knoll resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.  The resignation did not involve any disagreement with the Company. On June 8, 2011, the Company entered into a Settlement Agreement and General Mutual Release (“Settlement Agreement”) to terminate Mr. Knoll’s Employment Agreement dated November 8, 2010, and to accept his resignation.  Pursuant to the Settlement Agreement, Mr. Knoll immediately ceased all services to the Company and, on June 11, 2011, returned to the Company any and all shares of its common stock currently held by him.

On June 2, 2011, Mr. Matthew Carley was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Carley accepted the appointment, but effectively resigned his positions on September 27, 2011. The Company’s Board of Directors accepted the resignation of Mr. Carley, as well as the resignation of Mr. Keith Kress as a member of the Board of Directors. Simultaneously, the Board of Directors appointed Tom Mackay as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and the sole member of the Board of Directors.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at March 31, 2012, the Company had a working capital deficit of $342,240, and an accumulated deficit of $18,432,957. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2012, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recently Adopted Accounting Standards:

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2012:

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

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	March 31, 2012	December 31, 2011
General Equipment	$2,500	$2,500
Automobiles	11,000	11,000
Sub-Total	13,500	13,500

Accumulated Deprecation	(6,278)	(5,153)

Property and Equipment, Net	$7,222	$8,347

Depreciation expense totaled $1,125 and $4,500 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

NOTE 4. NOTES AND LOANS PAYABLE

In June, 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June, 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand.  As of March 31, 2012, the Company has recorded $1,610 in interest as an accrued expense.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of March 31, 2012, the Company has recorded $7,462 in interest as an accrued expense.

NOTE 5. RELATED PARTY PAYABLE

As at March 31, 2012, related party payable consists of $126,599 representing miscellaneous operating expenses accrued and/or paid on behalf of the Company by certain related parties.  The amounts owing are unsecured, non-interest bearing, and due upon demand.

NOTE 6. NOTES PAYABLE – RELATED PARTY

On August 25, 2009, the Company issued a convertible promissory note (the “Note”) of $826,541 to a related party to settle outstanding debt obligations owing as of the issuance date.  Under the terms of the Note, the amount owing accrued interest at a rate of 10% per annum, was due August 25, 2011, and contained certain provisions to convert the debt into common shares of the Company.

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

As at March 31, 2012, the principal balance of the Note is $417,438. The Company has recorded $84,568 in interest as an accrued expense.

NOTE 7. COMMON STOCK

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

As of March 31, 2012, the Company had 151,063,898 common shares issued and outstanding.

NOTE 8. WARRANTS

During the year ended March 31, 2012, the Company had the following share purchase warrants outstanding:

Outstanding and Exercisable Warrants
	Number of	Remaining Contractual Life	Exercise Price times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.900	500,000	0.41	$450,000	$0.900

Warrants		Weighted
	Number	Average
	of Shares	Exercise
Price
Outstanding at December 31, 2011	500,000	$0.900
Issued	—	—
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at March 31, 2012	500,000	$0.900

The outstanding share purchase warrants expire on August 25, 2012.

NOTE 9. INCOME TAXES

The components of the net deferred tax asset at March 31, 2012 and December 31, 2011, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	March 31, 2012	December 31, 2011

Income (Loss) Before Taxes	$(35,787)	$(1,967,287)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$12,168	$668,878
Non-deductible expenses	—	(1,530)
Change in valuation allowance	(12,168)	(667,348)

Reported income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Net operating loss carried forward	$5,926,079	$5,890,292

Valuation allowance	(5,926,079)	(5,890,292)

Net deferred income tax asset	$—	$—

As at March 31, 2012, the Company had $5,926,079 of net operating losses which expire commencing in the year 2026.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between March 31, 2012 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Endeavor” refer to Endeavor Power Corporation.

Corporate History

Endeavor Power Corporation (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc.  On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc., with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma.  Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corporation.

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

On May 26, 2011, Mr. Alfonso Knoll resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.  The resignation did not involve any disagreement with the Company. On June 8, 2011, the Company entered into a Settlement Agreement and General Mutual Release (“Settlement Agreement”) to terminate Mr. Knoll’s Employment Agreement dated November 8, 2010, and to accept his resignation.  Pursuant to the Settlement Agreement, Mr. Knoll immediately ceased all services to the Company and, on June 11, 2011, returned to the Company any and all shares of its common stock currently held by him.

On June 2, 2011, Mr. Matthew Carley was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Carley accepted the appointment, but effectively resigned his positions on September 27, 2011. The Company’s Board of Directors accepted the resignation of Mr. Carley, as well as the resignation of Mr. Keith Kress as a member of the Board of Directors. Simultaneously, the Board of Directors appointed Tom Mackay as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and the sole member of the Board of Directors.

Overview

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

Balance Sheet

As at March 31, 2012, the Company had total assets of $7,222, compared with total assets of $8,347 as at December 31, 2011. The decrease in total assets of $1,125 is attributable to $1,125 of depreciation expense related to the Company’s property and equipment.

As at March 31, 2012, the Company had total liabilities of $759,678, compared with $725,016 as at December 31, 2011. The increase in total liabilities of $34,662 is attributable to an increase of $16,412 of accounts payable and accrued expenses, and an increase of $18,250 in related party payables.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2012, which are included herein.

Results of Operations	Three months ended March 31		Cumulative From July 6, 2005 (inception) to March 31,
	2012	2011	2012

Revenue	$—	$142,861	$212,643
Cost of Sales	—	84,755	126,137
Gross profit (loss)	—	58,106	86,506
General and administrative expenses	24,015	1,955,060	7,649,476
Operating (loss)	(24,015)	(1,896,954)	(7,562,970)
Loss on settlement of debt	—	—	(3,292,149)
Interest expense	(11,772)	(12,183)	(987,566)
Interest income	—	—	1,823
Net (loss) – continuing operations	$(35,787)	$(1,909,137)	$(11,840,862)

Revenue

For the three months ended March 31, 2012, no revenue was generated. For the three months ended March 31, 2011, revenue in the amount of $142,861 was generated from limited levels of e-waste processing services.

Operations in the E-Waste business ceased in September, 2011.

Cost of sales

For the three months ended March 31, 2012, no costs of sales were incurred. For the three months ended March 31, 2011, costs of sales in the amount of $84,755 consisted of limited purchases of discarded computers and electronic equipment.

Operations in the E-Waste business ceased in September, 2011.

Operating Expenses

During the three months ended March 31, 2012, the Company incurred operating expenses totaling $24,015, compared with $1,955,060 for the three months ended March 31, 2011. The decrease in operating expenses of $1,931,045 is attributable to the discontinuation of the Company’s e-waste activities.

•	a decrease of $1,800,000 in stock based compensation resulting from none recognized in the current period versus $1,800,000 recognized in the same period of 2011;
•	a decrease in legal, accounting and management services of $11,572 due to no legal costs incurred during the current period, compared to legal costs incurred for the same period last year of $11,572 related to settlements and agreements;
•	a decrease in rent expense of $3,600 resulting from a reduction in office space leased in the current period, compared to office space leased for the same period of 2011; and
•	a decrease in payroll and other outside services of $75,901, and a decrease in other miscellaneous expenses of $39,972, all due to the discontinuation of E-Waste operations in 2011, resulting in no payroll and other outside services incurred in the current period, versus $75,901 in expense for the same period last year; and $6,440 of other general and administrative expenses incurred in the current period, compared to $46,412 in expense for the same period last year.

	For the three months ended
General and Administrative Expenses	March 31,
	2012	2011	Variances

Stock-based compensation	$—	$1,800,000	$(1,800,000)
Depreciation expense	1,125	1,125	—
Legal, accounting, and management services	13,450	25,022	(11,572)
Rent expense	3,000	6,600	(3,600)
Payroll and outside services	—	75,901	(75,901)
Office supplies and miscellaneous expenses	6,440	46,412	(39,972)

Total General and Administrative Expenses	$24,015	$1,955,060	$(1,931,045)

Net Loss

During the three months ended March 31, 2012, the Company incurred a net loss of $35,787 compared with a net loss of $1,909,137 for the three months ended March 31, 2011. The decrease in net loss of $1,873,350 is primarily attributable to the discontinuation of the Company’s E-waste activities in November, 2011, as well as the change in management, resulting in a decrease in gross profit of $58,106, a decrease in stock compensation of $1,800,000, a decrease in other general and administrative expenses of $131,045 resulting from limited development activities during the current period, versus 3 months of E-Waste operations for the same period in 2011, and a decrease in interest expense of $411.

Liquidity and Capital Resources

As at March 31, 2012, the Company had a cash balance of $0 and a working capital deficit of $342,240 compared with a cash balance of $0 and a working capital deficit of $307,758 at December 31, 2011. The increase in working capital deficit of $34,662 is attributable to an increase in accounts payable and accrued expenses of $16,412, and an increase in related party payable of $18,250.

Working Capital
	At March 31,	At December, 31	Increase
	2012	2011	(Decrease)
Current Assets	$—	$—	$—
Current Liabilities	342,240	307,578	34,662
Working Capital (Deficit)	$(342,240)	$(307,578)	$(34,662)

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

During the three months ended March 31, 2012, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

Cash Flows	For the three months ended
	March 31,
	2012	2011

Net Cash (Used in) Operating Activities	$—	$(91,055)
Net Cash Provided by (used in) Investing Activities	—	—
Net Cash Provided by Financing Activities	—	65,000
Increase (Decrease) in Cash	$—	$(26,055)

Cash Flows from Operating Activities

During the three months ended March 31, 2012, the Company used $0 of cash flow for operating activities compared with $91,055 for the three months ended March 31, 2011. The decrease in cash used for operating activities of $91,055 is attributable to the discontinuation of the Company’s E-Waste activities; resulting in a decrease in net (loss) of $1,873,350, a decrease in stock compensation of $1,800,000, an increase in accounts payable and accrued expenses of $4,855, and an increase in related party payables of $12,850.

Cash Flows from Investing Activities

During the three months ended March 31, 2012, the Company used $0 of cash flow for investing activities, compared with $0 for the same period in 2011.

Cash Flows from Financing Activities

During the three months ended March 31, 2012, the Company was provided with $0 of cash flow from financing activities, compared with $65,000 during the same period last year. The decrease in cash flows provided from financing activities is attributable to no financing received in the current period, versus $65,000 in financing received during the same period last year, from the issuance of a new note payable.

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

Going Concern

The unaudited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Recently Issued Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2012:

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

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2012, the end of our period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A. Risk Factors

No report required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Standards

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.

(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
(10)	Material Contracts

10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of our Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010.	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of our Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 53, 2010.	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.

10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of our Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of our Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
(14)	Code of Ethics

14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant

16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of our Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of our Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 59, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
(31)	Rule 13a-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

(32)	Section 1350 Certifications

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
(100)	XBRL Related Documents

101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORPORATION

Dated: November 5, 2012	/s/ Gardner Williams
Gardner Williams
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 5, 2012	/s/ Gardner Williams
Gardner Williams
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

