Form 10-Q
period 2012-06-30
Endeavor Power Corp
filed 2012-11-06
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

151,063,898 common shares issued and outstanding as of October 25, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and six months ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

ENDEAVOR POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current assets	$—	$—

Property and equipment, net	6,097	8,347

TOTAL ASSETS	$6,097	$8,347

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES:
Current Liabilities
Accounts payable and accrued expenses	$147,620	$115,154
Notes and loans payable	84,075	84,075
Due to related parties	137,849	108,349
Total Current Liabilities	369,544	307,578

Related party loans	417,438	417,438

Total Liabilities	786,982	725,016

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 151,063,898 and 151,063,898 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	151,064	151,064
Additional paid in capital	17,529,437	17,529,437
(Deficit) accumulated during the development stage	(18,461,386)	(18,397,170)

Total Stockholders' (Deficit)	(780,885)	(716,670)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$6,097	$8,347

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

						Cumulative from
	For the three months ended			For the six months ended		July 6, 2005 (inception) To
	June 30, 2012		June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Revenue	$		$49,385	$—	$192,246	$212,643

Cost of sales			5,336	—	90,091	126,137

Gross profit		—	44,049	—	102,155	86,506

General and administrative expenses		16,202	41,904	40,216	1,996,964	7,665,677

Operating (loss)		(16,202)	2,145	(40,216)	(1,894,809)	(7,579,171)

Other income (expenses)
Loss on settlement of debt		—	—	—	—	(3,292,149)
Interest expense		(12,227)	(12,407)	(24,000)	(24,590)	(999,794)
Interest income		—	—	—	—	1,823
Total other income (expenses)		(12,227)	(12,407)	(24,000)	(24,590)	(4,290,120)

Net (loss) – continuing operations		$(28,429)	$(10,262)	$(64,216)	$(1,919,399)	$(11,869,291)

Discontinued operations						(6,592,095)

Net (loss)						$(18,461,386)

Weighted average common shares outstanding - basic and diluted		151,063,898	153,958,513	151,063,898	151,580,473

Net (loss) per common share - basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative From
			July 6, 2005
	Six Months Ended		(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flow from operations:
Net loss	$(64,216)	$(1,919,399)	$(11,869,291)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Accretion expense	—	—	826,541
Depreciation expense	2,250	2,250	7,403
Common shares issued for services	—	1,800,000	6,880,452
Common shares issued for incentives	—	—	110,250
Loss on settlement of debt	—	—	3,292,149
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses	34,855	38,804	207,260
Increase in related party payables	27,100	3,000	61,255
Net cash (used in) operating activities	—	(75,345)	(483,981)

Cash Flow from investing activities:
Cash (used in) purchase of property and equipment	—	—	(13,500)
Net cash provided by investing activities	—	—	(13,500)

Cash Flow from financing activities:
Net proceeds from related party loans	—	—	1,061,561
Proceeds from notes payable	—	65,000	84,075
Proceeds from shareholders	—	—	264,949
Proceeds from Issuance of common shares	—	—	83,991
Repayment on cancellation of common shares	—	—	(5,000)
Net cash provided by financing activities	—	65,000	1,489,576

Cash flows from discontinued operations:
Net cash (used in) operating activities	—	—	(382,377)
Net cash (used in) investing activities	—	—	(609,718)
Net cash (used in) discontinued operations	—	—	(992,095)

Increase (decrease) in cash	—	(10,345)	—

Cash - beginning of period	—	27,802	—

Cash - end of period	$—	$17,457	$—

NONCASH ACTIVITIES	—
Common shares issued to acquire mineral properties	$—	$—	$5,600,000
Common shares issued to settle note payable	$—	$—	$500,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION

(A DVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at June 30, 2012, the Company had a working capital deficit of $369,544, and an accumulated deficit of $18,461,386. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2012, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	June 30, 2012	December 31, 2011
General Equipment	$2,500	$2,500
Automobiles	11,000	11,000
Sub-Total	13,500	13,500

Accumulated Deprecation	(7.403)	(5,153)

Property and Equipment, Net	$6,097	$8,347

Depreciation expense totaled $2,250 and $4,500 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

NOTE 4. NOTES AND LOANS PAYABLE

In June, 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June, 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand.  As of June 30, 2012, the Company has recorded $1,809 in interest as an accrued expense.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of June 30, 2012, the Company has recorded $9,083 in interest as an accrued expense.

NOTE 5. RELATED PARTY PAYABLE

As at June 30, 2012, related party payable consists of $137,849 representing miscellaneous operating expenses accrued and/or paid on behalf of the Company by certain related parties.  The amounts owing are unsecured, non-interest bearing, and due upon demand.

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

As at June 30, 2012, the principal balance of the Note is $417,438. The Company has recorded $94,976 in interest as an accrued expense.

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

.

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

As of June 30, 2012, the Company had 151,063,898 common shares issued and outstanding.

NOTE 8. WARRANTS

As of June 30, 2012, the Company had the following share purchase warrants outstanding:

Outstanding and Exercisable Warrants
	Number of	Remaining Contractual Life	Exercise Price times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.900	500,000	0.15	$450,000	$0.900

Warrants		Weighted
	Number	Average
	of Shares	Exercise
Price
Outstanding at December 31, 2011	500,000	$0.900
Issued	—	—
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at June 30, 2012	500,000	$0.900

The outstanding share purchase warrants expire on August 25, 2012.

NOTE 9. INCOME TAXES

The components of the net deferred tax asset at June 30, 2012 and December 31, 2011, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	June 30, 2012	December 31, 2011

Income (Loss) Before Taxes	$(64,216)	$(1,967,287)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$21,833	$668,878
Non-deductible expenses	—	(1,530)
Change in valuation allowance	(21,833)	(667,348)

Reported income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011

Net operating loss carried forward	$5,954,508	$5,890,292

Valuation allowance	(5,954,508)	(5,890,292)

Net deferred income tax asset	$—	$—

As at June 30, 2012, the Company had $5,954,508 of net operating losses which expire commencing in the year 2026.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between June 30, 2012 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

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

Balance Sheet

As at June 30, 2012, the Company had total assets of $6,097, compared with total assets of $8,347 as at December 31, 2011. The decrease in total assets of $2,250 is attributable to $2,250 of depreciation expense related to the Company’s property and equipment.

As at June 30, 2012, the Company had total liabilities of $786,982, compared with $725,016 as at December 31, 2011. The increase in total liabilities of $61,966 is attributable to an increase of $32,466 of accounts payable and accrued expenses, and an increase of $29,500 in related party payables.

Results of Operations

Three and six months ended June 30, 2012 compared to three months and six months ended June 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2012, which are included herein.

Results of Operations	Three months ended June 30,		Six months ended June 30,		Cumulative From July 6, 2005 (inception) to June 30,
	2012	2011	2012	2011	2012

Revenue	$—	$49,385	$—	$192,246	$212,643
Cost of Sales	—	5,336	—	90,091	126,137
Gross profit (loss)	—	44,049	—	102,155	86,506
General and administrative expenses	16,202	41,904	40,216	1,996,964	7,665,677
Operating (loss)	(16,202)	2,145	(40,216)	(1,894,809)	(7,579,171)
Loss on settlement of debt	—	—	—		(3,292,149)
Interest expense	(12,227)	(12,407)	(24,000)	(24,590)	(999,794)
Interest income	—	—	—		1,823
Net (loss) – continuing operations	$(28,429)	$(10,262)	$(64,216)	$(1,919,399)	$(11,869,291)

Revenue

For the three and six months ended June 30, 2012, no revenue was generated. For the three months and six months ended June 30, 2011, respectively, revenue in the amount of $49,385 and $192,246 was generated from limited levels of E-Waste processing services.

Operations in the E-Waste business ceased in September, 2011.

Cost of sales

For the three and six months ended June 30, 2012, no costs of sales were incurred. For the three and six months ended June 30, 2011, respectively, costs of sales in the amount of $5,336 and $90,091 consisted of limited purchases of discarded computers and electronic equipment.

Operations in the E-Waste business ceased in September, 2011.

Operating Expenses

During the three months ended June 30, 2012, the Company incurred operating expenses totaling $16,202, compared with $41,904 for the three months ended June 30, 2011. The decrease in operating expenses of $25,702 is attributable to the discontinuation of the Company’s E-Waste activities:

•	a decrease in legal, accounting and management services of $13,500 due to no legal costs incurred during the current period, compared to legal costs incurred for the same period last year of $13,500;
•	a decrease in rent expense of $1,800 resulting from a reduction in office space leased in the current period, compared to office space leased for the same period of 2011; and
•	a decrease in payroll and other outside services of $5,247, and a decrease in other miscellaneous expenses of $5,155, all due to the discontinuation of E-Waste operations in 2011, resulting in no payroll and other outside services incurred in the current period, versus $5,247 in expense for the same period last year; and $3,077 of other general and administrative expenses incurred in the current period, compared to $8,232 in expense for the same period last year.

During the six months ended June 30, 2012, the Company incurred operating expenses totaling $40,216, compared with $1,996,964 for the six months ended June 30, 2011. The decrease in operating expenses of $1,956,748 is attributable to the discontinuation of the Company’s E-Waste activities:

•	a decrease of $1,800,000 in stock based compensation resulting from none recognized in the current period versus $1,800,000 recognized in the same period of 2011;
•	a decrease in legal, accounting and management services of $25,072 due to no legal costs incurred during the current period, compared to legal costs incurred for the same period last year of $25,072;

•	a decrease in rent expense of $5,400 resulting from a reduction in office space leased in the current period, compared to office space leased for the same period of 2011; and
•	a decrease in payroll and other outside services of $81,148, and a decrease in other miscellaneous expenses of $45,128, all due to the discontinuation of E-Waste operations in 2011, resulting in no payroll and other outside services incurred in the current period, versus $81,148 in expense for the same period last year; and $9,516 of other general and administrative expenses incurred in the current period, compared to $54,644 in expense for the same period last year.

General and Administrative Expenses	Three months ended June 30,		Six months ended June 30,		Variances
	2012	2011	2012	2011	3-month	6-month

Stock-based compensation	$—	$—	$—	$1,800,000	$—	$(1,800,000)
Depreciation expense	1,125	1,125	2,250	2,250	—	—
Legal, accounting, and management	9,000	22,500	22,450	47,522	(13,500)	(25,072)
Rent expense	3,000	4,800	6,000	11,400	(1,800)	(5,400)
Payroll and outside services	—	5,247	—	81,148	(5,247)	(81,148)
Office supplies and miscellaneous	3,077	8,232	9,516	54,644	(5,155)	(45,128)

Total General & Administrative Expenses	$16,202	$41,904	$40,216	$1,996,964	$(25,702)	(1,956,748)

Net Loss

During the three months ended June 30, 2012, the Company incurred a net loss of $28,429 compared with a net loss of $10,262 for the three months ended June 30, 2011. The decrease in net loss of $18,167 is primarily attributable to the discontinuation of the Company’s E-waste activities in November, 2011, as well as the change in management, resulting in a decrease in gross profit of $44,049, a decrease in other general and administrative expenses of $25,702 resulting from limited development activities during the current period, versus 3 months of E-Waste operations for the same period in 2011, and a decrease in interest expense of $180.

During the six months ended June 30, 2012, the Company incurred a net loss of $64,216 compared with a net loss of $1,919,399 for the six months ended June 30, 2011. The decrease in net loss of $1,855,183 is primarily attributable to the discontinuation of the Company’s E-waste activities in November, 2011, as well as the change in management, resulting in a decrease in gross profit of $102,155, a decrease in other general and administrative expenses of $1,956,748 resulting from limited development activities during the current period, versus 6 months of E-Waste operations for the same period in 2011, and a decrease in interest expense of $590.

Liquidity and Capital Resources

As at June 30, 2012, the Company had a cash balance of $0 and a working capital deficit of $369,544 compared with a cash balance of $0 and a working capital deficit of $307,758 at December 31, 2011. The increase in working capital deficit of $61,966 is attributable to an increase in accounts payable and accrued expenses of $32,466, and an increase in related party payable of $29,500.

Working Capital
	At June 30,	At December, 31	Increase
	2012	2011	(Decrease)
Current Assets	$—	$—	$—
Current Liabilities	369,544	307,578	61,966
Working Capital (Deficit)	$(369,544)	$(307,578)	$(61,966)

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

During the six months ended June 30, 2012, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

Cash Flows	For the six months ended
	June 30,
	2012	2011

Net Cash (Used in) Operating Activities	$—	$(75,345)
Net Cash Provided by (used in) Investing Activities	—	—
Net Cash Provided by Financing Activities	—	65,000
Increase (Decrease) in Cash	$—	$(10,345)

Cash Flows from Operating Activities

During the six months ended June 30, 2012, the Company used $0 of cash flow for operating activities compared with $75,345 for the six months ended June 30, 2011. The decrease in cash used for operating activities of $75,345 is attributable to the discontinuation of the Company’s E-Waste activities; resulting in a decrease in net (loss) of $1,855,183, a decrease in stock compensation of $1,800,000, a decrease in accounts payable and accrued expenses of $3,938, and an increase in related party payables of $24,100.

Cash Flows from Investing Activities

During the six months ended June 30, 2012, the Company used $0 of cash flow for investing activities, compared with $0 for the same period in 2011.

Cash Flows from Financing Activities

During the six months ended June 30, 2012, the Company was provided with $0 of cash flow from financing activities, compared with $65,000 during the same period last year. The decrease in cash flows provided from financing activities is attributable to no financing received in the current period, versus $65,000 in financing received during the same period last year, from the issuance of a new note payable.

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

As of June 30, 2012, the end of our period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six month period ended June 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENDEAVOR POWER CORPORATION

Dated: November 5 , 2012	/s/ Gardner Williams
Gardner Williams
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 5, 2012	/s/ Gardner Williams
Gardner Williams
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

