Form 10-Q
period 2012-09-30
Endeavor Power Corp
filed 2012-11-08
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 000-52534

ENDEAVOR POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	72-1619357
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Canal Park, 5th Floor, Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

(617) 209-7999
(Registrant’s telephone number, including area code)

Former Address:

84 Winnismmet Drive, Chelsea, MA 02150

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

151,063,898 common shares issued and outstanding as of October 25, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

ENDEAVOR POWER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current assets	$—	$—

Property and equipment, net	4,972	8,347

TOTAL ASSETS	$4,972	$8,347

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
LIABILITIES:
Current Liabilities
Accounts payable and accrued expenses	$164,449	$115,154
Notes and loans payable	84,075	84,075
Due to related parties	149,099	108,349
Total Current Liabilities	397,623	307,578

Related party loans	417,438	417,438

Total Liabilities	815,061	725,016

STOCKHOLDERS’ (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 151,063,898 and 151,063,898 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	151,064	151,064
Additional paid in capital	17,529,437	17,529,437
(Deficit) accumulated during the development stage	(18,490,590)	(18,397,170)

Total Stockholders’ (Deficit)	(810,089)	(716,670)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$4,972	$8,347

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	For the three months ended		For the nine months ended		July 6, 2005 (inception)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	To September 30, 2012
Revenue	$—	$—	$—	$192,246	$212,643

Cost of sales	—	—	—	90,091	126,137

Gross profit	—	—	—	102,155	86,506

General and administrative expenses	16,843	16,395	57,059	2,013,359	7,682,520

Operating (loss)	(16,843)	(16,395)	(57,059)	(1,911,204)	(7,596,014)

Other income (expenses)
Loss on settlement of debt	—	—	—	—	(3,292,149)
Interest expense	(12,362)	(12,362)	(36,361)	(36,952)	(1,012,155)
Interest income	—	—	—	—	1,823
Total other income (expenses)	(12,362)	(12,362)	(36,361)	(36,952)	(4,302,481)

Net (loss) – continuing operations	$(29,205)	$(28,757)	$(93,420)	$(1,948,156)	$(11,898,495)

Discontinued operations					(6,592,095)

Net (loss)					$(18,490,590)

Weighted average common shares outstanding - basic and diluted	151,063,898	151,201,261	151,063,898	151,201,261

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative From
			July 6, 2005
	Nine Months Ended		(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Cash Flow from operations:

Net loss	$(93,420)	$(1,948,156)	$(11,898,495)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Accretion expense	—	—	826,541
Depreciation expense	3,375	3,375	8,528
Common shares issued for services	—	1,800,000	6,880,452
Common shares issued for incentives	—	—	110,250
Loss on settlement of debt	—	—	3,292,149
Changes in operating assets and liabilities:
Increase in accounts and accrued expenses	49,295	49,398	221,689
Increase in related party payables	40,750	3,000	74,905
Net cash (used in) operating activities	—	(92,403)	(483,981)

Cash Flow from investing activities:
Cash (used in) purchase of property and equipment	—	—	(13,500)
Net cash provided by investing activities	—	—	(13,500)

Cash Flow from financing activities:
Net proceeds from related party loans	—	—	1,061,561
Proceeds from notes payable	—	65,000	84,075
Proceeds from shareholders	—	—	264,949
Proceeds from Issuance of common shares	—	—	83,991
Repayment on cancellation of common shares	—	—	(5,000)
Net cash provided by financing activities	—	65,000	1,489,576

Cash flows from discontinued operations:
Net cash (used in) operating activities	—	—	(382,377)
Net cash (used in) investing activities	—	—	(609,718)
Net cash (used in) discontinued operations	—	—	(992,095)

Increase (decrease) in cash	—	(27,403)	—

Cash - beginning of period	—	27,802	—

Cash - end of period	$—	$399	$—

NONCASH ACTIVITIES
Common shares issued to acquire mineral properties	$—	$—	$5,600,000
Common shares issued to settle note payable	$—	$—	$500,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

On July 23, 2012, Mr. Mackay resigned from all positions with the Company. The Board of Directors of the Company accepted the resignation of Mr. Mackay, and accepted the appointment of Mr. Gardner Williams as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at September 30, 2012, the Company had a working capital deficit of $397,623, and an accumulated deficit of $18,490,590. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2012, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	September 30, 2012	December 31, 2011
General Equipment	$2,500	$2,500
Automobiles	11,000	11,000
Sub-Total	13,500	13,500
Accumulated Deprecation	(8,528)	(5,153)
Property and Equipment, Net	$4,972	$8,347

Depreciation expense totaled $3,375 and $4,500 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

NOTE 4. NOTES AND LOANS PAYABLE

In June, 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June, 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand.  As of September 30, 2012, the Company has recorded $2,011 in interest as an accrued expense.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of September 30, 2012, the Company has recorded $10,721 in interest as an accrued expense.

NOTE 5. RELATED PARTY PAYABLE

As at September 30, 2012, related party payable consists of $149.099 representing miscellaneous operating expenses accrued and/or paid on behalf of the Company by certain related parties.  The amounts owing are unsecured, non-interest bearing, and due upon demand.

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

As at September 30, 2012, the principal balance of the Note is $417,438. The Company has recorded $105,497 in interest as an accrued expense.

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

As of September 30, 2012, the Company had 151,063,898 common shares issued and outstanding.

NOTE 8. WARRANTS

As of September 30, 2012, the Company had the following share purchase warrants outstanding:

Outstanding and Exercisable Warrants
	Number of	Remaining Contractual Life	Exercise Price times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.900	500,000	0	$450,000	$0.900

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	500,000	$0.900
Issued	-	-
Exercised	-	-
Expired / Cancelled	(500,000)	0.900
Outstanding at September 30, 2012	-	$-

The outstanding share purchase warrants expired on August 25, 2012.

NOTE 9. INCOME TAXES

The components of the net deferred tax asset at September 30, 2012 and December 31, 2011, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	September 30, 2012	December 31, 2011

Income (Loss) Before Taxes	$(93,430)	$(1,967,287)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$31,763	$668,878
Non-deductible expenses	—	(1,530)
Change in valuation allowance	(31,763)	(667,348)

Reported income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011

Net operating loss carried forward	$5,983,712	$5,890,292

Valuation allowance	(5,983,712)	(5,890,292)

Net deferred income tax asset	$—	$—

As at September 30, 2012, the Company had $5,983,712 of net operating losses which expire commencing in the year 2026.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between September 30, 2012 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. (“Endeavor Holdings”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax Diagnostics, Inc, a Nevada corporation (“Parallax”) and the shareholders of Parallax (the “Parallax Shareholders”), whereby Endeavor Holdings acquired 24,870,000 shares of common stock (100%) of Parallax (the “Parallax Stock”) from the Parallax Shareholders.  In exchange for the Parallax Stock, the Company issued 90,375,750 shares of its common stock to the Parallax Shareholders at par value $.0001, representing approximately 60% of the Company’s total issued and outstanding shares.

As a result of the Merger Agreement, i) the Company intends to continue the Parallax operations as its primary business; and ii) there was a change in control of the Company, whereby Parallax became the controlling entity as recorded in the Articles of Merger filed with the Secretary of State of Nevada effective November 6, 2012. Parallax is a development stage company whose principal line of business is in the bio-medical sector. More specifically, Parallax is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Endeavor” refer to Endeavor Power Corporation.

Corporate History and Overview

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

On July 23, 2012, Mr. Tom Mackay resigned from all positions with the Company. The Board of Directors of the Company accepted the resignation of Mr. Mackay, and accepted the appointment of Mr. Gardner Williams as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. The biography for the newly appointed director and officer is set forth below under Item 5. Other Information.

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. (“Endeavor Holdings”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax Diagnostics, Inc, a Nevada corporation (“Parallax”) and the shareholders of Parallax (the “Parallax Shareholders”), whereby Endeavor Holdings acquired 24,870,000 shares of common stock (100%) of Parallax (the “Parallax Stock”) from the Parallax Shareholders.  In exchange for the Parallax Stock, the Company issued 90,375,750 shares of its common stock to the Parallax Shareholders at par value $.0001, representing approximately 60% of the Company’s total issued and outstanding shares.

As a result of the Merger Agreement, i) the Company intends to continue the Parallax operations as its primary business; and ii) there was a change in control of the Company, whereby Parallax became the controlling entity as recorded in the Articles of Merger filed with the Secretary of State of Nevada effective November 6, 2012. Parallax is a development stage company whose principal line of business is in the bio-medical sector. More specifically, Parallax is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.

Please note that the following discussion relates to the results of operations of Endeavor Power Corporation as of September 30, 2012.

Balance Sheet

As at September 30, 2012, the Company had total assets of $4,972, compared with total assets of $8,347 as at December 31, 2011. The decrease in total assets of $3,375 is attributable to $3,375 of depreciation expense related to the Company’s property and equipment.

As at September 30, 2012, the Company had total liabilities of $815,061, compared with $725,016 as at December 31, 2011. The increase in total liabilities of $90,045 is attributable to an increase of $49,295 of accounts payable and accrued expenses, and an increase of $40,750 in related party payables.

Results of Operations

Three and nine months ended September 30, 2012 compared to three months and nine months ended September 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2012, which are included herein.

Results of Operations	Three months ended September 30,		Nine months ended September 30,		Cumulative From July 6, 2005 (inception) to September 30,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$192,246	$212,643
Cost of Sales	—	—	—	90,091	126,137
Gross profit (loss)	—	—	—	102,155	86,506
General and administrative expenses	16,843	16,395	57,059	2,013,359	7,682,520
Operating (loss)	(16,843)	(16,395)	(57,059)	(1,911,204)	(7,596,014)
Loss on settlement of debt	—	—	—		(3,292,149)
Interest expense	(12,362)	(12,362)	(36,361)	(36,952)	(1,012,155)
Interest income	—	—	—		1,823
Net (loss) – continuing operations	$(29,205)	$(28,757)	$(93,420)	$(1,948,156)	$(11,898,495)

Revenue

For the three and nine months ended September 30, 2012, no revenue was generated. For the three months and nine months ended September 30, 2011, respectively, revenue in the amount of $0 and $192,246 was generated from limited levels of E-Waste processing services.

Operations in the E-Waste business ceased in September, 2011.

Cost of sales

For the three and nine months ended September 30, 2012, no costs of sales were incurred. For the three and nine months ended September 30, 2011, respectively, costs of sales in the amount of $0 and $90,091 consisted of limited purchases of discarded computers and electronic equipment.

Operations in the E-Waste business ceased in September, 2011.

Operating Expenses

During the three months ended September 30, 2012, the Company incurred operating expenses totaling $16.843, compared with $16,395 for the three months ended September 30, 2011. The increase in operating expenses of $448 is attributable to:

•	an increase in legal, accounting and management services of $5,000 due to additional audit fees for the current period in the amount of $5,000, compared to audit costs for the same period last year;
•	an increase in rent expense of $3,000 resulting from office space leased in the current period, compared to no office space leased for the same period of 2011; and
•	a decrease in other miscellaneous expenses of $7,552 due to limited operations during the current period, compared to the same period last year.

During the nine months ended September 30, 2012, the Company incurred operating expenses totaling $57,059, compared with $2,013,359 for the nine months ended September 30, 2011. The decrease in operating expenses of $1,956,300 is attributable to the discontinuation of the Company’s E-Waste activities:

•	a decrease of $1,800,000 in stock based compensation resulting from none recognized in the current period versus $1,800,000 recognized in the same period of 2011;
•	a decrease in legal, accounting and management services of $20,072 due to legal and management costs incurred during the current period of $27,450, compared to legal costs incurred for the same period last year of $47,522, and an increase in audit fees during the current period of $10,000, compared to $5,000 for the same period last year;
•	a decrease in rent expense of $2,400 resulting from a reduction in office space leased in the current period, compared to office space leased for the same period of 2011; and
•	a decrease in payroll and other outside services of $81,148, and a decrease in other miscellaneous expenses of $52,680, due to the discontinuation of E-Waste operations in 2011 and limited operations during the last three month period, resulting in no payroll and other outside services incurred in the current period, versus $81,148 in expense for the same period last year; and $12,234 of other general and administrative expenses incurred in the current period, compared to $64,914 in expense for the same period last year.

General and Administrative Expenses	Three months ended September 30,		Nine months ended September 30,		Variances
	2012	2011	2012	2011	3-month	6-month

Stock-based compensation	$—	$—	$—	$1,800,000	$—	$(1,800,000)
Depreciation expense	1,125	1,125	3,375	3,375	—	—
Legal, accounting, and management	10,000	5,000	32,450	52,522	5,000	(20,072)
Rent expense	3,000	—	9,000	11,400	3,000	(2,400)
Payroll and outside services	—	—	—	81,148	—	(81,148)
Office supplies and miscellaneous	2,718	10,270	12,234	64,914	(7,552)	(52,680)

Total General & Administrative Expenses	$16,843	$16,395	$57,059	$2,013,359	$448	(1,956,300)

Net Loss

During the three months ended September 30, 2012, the Company incurred a net loss of $29,205 compared with a net loss of $28,757 for the three months ended September 30, 2011. The increase in net loss of $448 is primarily attributable to an increase in other general and administrative expenses of $448.

During the nine months ended September 30, 2012, the Company incurred a net loss of $93,420, compared with a net loss of $1,948,156 for the nine months ended September 30, 2011. The decrease in net loss of $1,854,736 is primarily attributable to the discontinuation of the Company’s E-waste activities in November, 2011, as well as the change in management, resulting in a decrease in gross profit of $102,155, and a decrease in other general and administrative expenses of $1,956,300 resulting from limited development activities during the current period, versus 9 months of E-Waste operations for the same period in 2011, and a decrease in interest expense of $591.

Liquidity and Capital Resources

As at September 30, 2012, the Company had a cash balance of $0 and a working capital deficit of $397,623 compared with a cash balance of $0 and a working capital deficit of $307,758 at December 31, 2011. The increase in working capital deficit of $90,045 is attributable to an increase in accounts payable and accrued expenses of $49,925, and an increase in related party payable of $40,750.

Working Capital
	At September 30,	At December, 31	Increase
	2012	2011	(Decrease)
Current Assets	$—	$—	$—
Current Liabilities	397,623	307,578	90,045
Working Capital (Deficit)	$(397,623)	$(307,578)	$(90,045)

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

During the nine months ended September 30, 2012, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

Cash Flows	For the nine months ended
	September 30,
	2012	2011

Net Cash (Used in) Operating Activities	$—	$(92,403)
Net Cash Provided by (used in) Investing Activities	—	—
Net Cash Provided by Financing Activities	—	65,000
Increase (Decrease) in Cash	$—	$(27,403)

Cash Flows from Operating Activities

During the nine months ended September 30, 2012, the Company used $0 of cash flow for operating activities compared with $92,403 for the nine months ended September 30, 2011. The decrease in cash used for operating activities of $92,403 is attributable to the discontinuation of the Company’s E-Waste activities; resulting in a decrease in net (loss) of $1,854,736, a decrease in stock compensation of $1,800,000, a decrease in accounts payable and accrued expenses of $83, and an increase in related party payables of $37,750.

Cash Flows from Investing Activities

During the nine months ended September 30, 2012, the Company used $0 of cash flow for investing activities, compared with $0 for the same period in 2011.

Cash Flows from Financing Activities

During the nine months ended September 30, 2012, the Company was provided with $0 of cash flow from financing activities, compared with $65,000 during the same period last year. The decrease in cash flows provided from financing activities is attributable to no financing received in the current period, versus $65,000 in financing received during the same period last year, from the issuance of a new note payable.

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

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of September 30, 2012, the end of our period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine month period ended September 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during the fiscal year 2012. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Item 1A. Risk Factors

No report required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2012, there were no unregistered sales of the Company’s securities.

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. (“Endeavor Holdings”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax Diagnostics, Inc, a Nevada corporation (“Parallax”) and the shareholders of Parallax (the “Parallax Shareholders”), whereby Endeavor Holdings acquired 24,870,000 shares of common stock (100%) of Parallax (the “Parallax Stock”) from the Parallax Shareholders.  In exchange for the Parallax Stock, the Company issued 90,375,750 shares of its common stock to the Parallax Shareholders at par value $.0001, representing approximately 60% of the Company’s total issued and outstanding shares.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Standards

Not Applicable

Item 5. Other Information

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS

On July 23, 2012, Mr. Tom Mackay resigned from all positions with the Company. The Board of Directors of the Company accepted the resignation of Mr. Mackay, and accepted the appointment of Mr. Gardner Williams as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Mr. Williams is a San Francisco based executive, entrepreneur and former professional football player in the National Football League (“NFL”). He was drafted in 1984 by the San Francisco 49ers after a standout high school and college football career in the San Francisco Bay Area. Mr. Williams was drafted by the Los Angeles Raiders and played football in the NFL from 1984-87 for the Raiders, San Francisco 49ers and Detroit Lions. After an injury forced an early retirement, Mr. Williams went into the Marketing and Promotions business with the founding of Epic Partners in 1987, a San Francisco based marketing company that operated from 1987 to 1989. In 1989, Mr. Williams changed the name of Epic Partner to Gardner Presents Entertainment, which is focused on the development and promotion of corporate events.

In his over 25 years of management and marketing experience, Mr. Williams has developed some of the more innovative live entertainment properties in the San Francisco Bay Area. He developed, founded and launched the Mountain Jazz Festival held annually in the Oakland Hills area of Oakland California. Mr. Williams has produced many live events in the San Francisco Bay Area for both profit and nonprofit organizations ranging from fashion shows to auctions to multi-day music festivals.

Mr. Williams lives in Oakland California with his family. He graduated from St. Mary’s College with a BA in Economics.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of our Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of our Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of our Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of our Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of our Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of our Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of our Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010.	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.

10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of our Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of our Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of our Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of our Quarterly Report on Form 10-Q.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of our Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of our Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of our Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of our Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of our Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of our Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of our Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Stan J.H. Lee dated October 31, 2012	Filed with the SEC on November 5, 2012 as part of our Annual Report on Form 10-K.
(31)	Rule 13a-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
(32)	Section 1350 Certifications
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORPORATION

Dated: November 7 , 2012	/s/ Gardner Williams
Gardner Williams
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 7, 2012	/s/ Gardner Williams
Gardner Williams
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

