Form 10-K
period 2012-12-31
Endeavor Power Corp
filed 2013-04-16
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 333-166487

ENDEAVOR POWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	72-1619357
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2 Canal Park 5th Floor	02141
Cambridge, MA

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(617) 209-7999

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

Yes ☒ No ☐

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2012 was $3,978,851, based on a closing price of $0.05 for the Common Stock on June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

151,306,558 Common Shares issued and outstanding as of April 12, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Current Report, Item 2.01 on Form 8-K filed on November 15, 2012

PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance, and include statements made by the Company regarding product development and obtaining FDA clearances. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors” that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in the Company’s capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “Endeavor” mean Endeavor Power Corporation, and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at 2 Canal Park 5th Floor, Cambridge, MA 02141, with operations at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is 310-899-4442.

The Company’s website is www.endeavorpowercorp.com.

The Company is currently a fully reporting Company with its stock traded on the OTC Bulletin Board and the OTCQB under the symbol “EDVP”.

On March 8, 2013, the Company was notified that the Securities and Exchange Commission (“SEC”) had suspended the trading of the Company’s securities for 10 days, until March 21, 2013. This temporary suspension of trading arose out of concerns that the Company had incorrectly stated within its public filings and press releases that certain components related to the Company’s Target Antigen Detection System (“Target System”) are patented, when these patents have expired.

The Company, after discussions with the SEC and with the Company’s counsel, has addressed any questions raised regarding the accuracy of assertions in the Company’s public filings. The Company has clarified the status of the patents in question, and the way in which the Company refers to its Target System components. The Company has also clarified that it currently has filed four patent applications with the USPTO, which are deemed “patent pending”, and the Company has disclosed that there can be no assurance that the patents will be granted. For additional information on the Company’s patent applications, please refer to the section entitled “Intellectual Property” contained within this Annual Report.

Pursuant to Rule 15c2-11 under the Exchange Act, at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 and obtaining FINRA approval to commence trading.

The Company is entitled to file its Annual Report with the SEC for the purposes of satisfying its financial reporting requirements. However, in addition to the Company's reporting obligations, the Company must have a FINRA Member Market Maker file a 15c211 with FINRA in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets. These actions do not impact or otherwise affect the Company's results of operations or disclosures as set out in this Annual Report. The Company believes that this Annual Report fully complies with the requirements of the Securities Exchange Act of 1934, as amended and, in accordance with generally accepted accounting principles, that it fairly presents, in all material respects, the financial condition and results of operations of the Company as at the relevant dates. The Company anticipates that it will file its new form 15c2-11 within the next 10 days.

Corporate History

Formation and Development

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

In November 2010, Management assessed a potential business opportunity and determined that in an effort to create value for its Shareholders, the Company should change its business direction. On November 8, 2010, the Company discontinued its operations in its working interests in oil and gas exploration and changed its operating focus to the development of E-Waste processing services aimed at industrial and government clients. The Company’s new direction sought to limit the impact of discarded “E-Waste” on the environment, as discarded computers and electronic equipment pose environmental hazards.

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

In accordance with a change in management effective September 27, 2011, the Company’s business operations changed. The Company intended to change its business focus to provide managerial services, and pursue potential funding opportunities for the Company. It also retained consultants to perform due diligence on certain mining properties located in Venezuela, Brazil, Bolivia, Guyana and several other South American countries. Management, however, determined that the outcome of such due diligence did not provide the Company a viable opportunity, nor did it provide sufficient economic benefit for the Company. Management therefore pursued other viable opportunities to increase shareholder market value.

During 2012, the Company’s management entered discussions and assessed a potential business opportunity with Parallax Diagnostics, Inc., a Nevada corporation (“Parallax’), whose principal line of business is in the bio-medical sector.

About Parallax
Parallax was incorporated in the state of Delaware on December 30, 2008 under the name Roth Kline, Inc. (“Roth Kline”). In September 2010, Roth Kline acquired the exclusive rights to certain FDA 510(k) approved tests from Montecito BioSciences, Ltd., a Nevada corporation (“Montecito”), in perpetuity, in exchange for royalties and equity (the “Assignment”). In addition, Roth Kline acquired the exclusive license to Montecito’s pending Patent Applications for a suite of proprietary medical devices, tests and utility processes from Montecito in perpetuity, in exchange for royalties and equity (the ‘License”). The Assignment and License agreements were modified in September 2011, to increase the royalty percentages due to Montecito (the “Modifications”). On December 29, 2010, Roth Kline changed its name to Parallax Diagnostics, Inc. On January 11, 2011 (the “Closing Date”), Parallax entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with ABC Acquisition Corp. (“ABC”) a fully reporting Nevada corporation. On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, (i) ABC acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of its common stock. Parallax merged with and into ABC whereupon ABC continued as the surviving entity and the corporate existence of Parallax ceased (the “ABC Merger”). Subsequent to the Closing Date, ABC changed its name to Parallax Diagnostics, Inc.

The foregoing summaries of the Assignment, License and Modification agreements are not complete and are qualified in their entirety by reference to their complete text, which are included as Exhibits 10.19, 10.20, 10.21 and 10.22, respectively, to the Company’s Current Report filed on Form 8-K November 15, 2012.

On August 15, 2012, the Company entered into a non-binding Letter of Intent (“LOI”) with Parallax, that outlined the terms and conditions for a proposed merger of the companies as understood by their respective boards. The terms of the LOI included, but were not limited to, an exchange of common stock, and a replacement of management. The LOI also stated that the anticipated merger take place before November 15, 2012.

The foregoing summary of the LOI is not complete and is qualified in its entirety by reference to its complete text, which is included as Exhibit 2.2 in the Company’s Current Report filed on Form 8-K November 15, 2012.

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. (“Endeavor Holdings”) entered into an Agreement and Plan of Merger (the “Parallax Merger”) with Parallax and the shareholders of Parallax (the “Parallax Shareholders”), whereby Endeavor Holdings acquired 100% (one hundred percent), or 24,870,000 shares, of Parallax common stock (the “Parallax Stock”) from the Parallax Shareholders. In exchange for the Parallax Stock, the Company issued 90,375,750 shares of its common stock to the Parallax Shareholders. The 90,375,750 shares, issued at par value $.001, represent approximately 60% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012. On October 27, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Registrant took place.

The foregoing summary description of the terms of the Parallax Merger may not contain all information that is of interest to the reader. For further information regarding specific terms and conditions of the Parallax Merger, the complete text is included as Exhibit 2.1 to the Company’s Current Report filed on Form 8-K November 15, 2012.

As a result of the transactions effected by the Merger Agreement, (i) Parallax merged with and into Endeavor Holdings whereupon Endeavor Holdings continued as the surviving entity and the corporate existence of Parallax ceased; (ii) the former business of Parallax is now the Company’s primary business, (iii) the Company’s existing business activities will continue as ancillary operations, and (iv) there is a change of control whereby the former shareholders of Parallax now own a controlling 60% ownership interest in the Company on a fully diluted basis. A copy of the Articles of Merger filed with the Nevada Secretary of State on November 6, 2012, is included as Exhibit 3.3 to the Company’s Current Report filed on Form 8-K November 15, 2012.

As a further condition of the Merger Agreement, the then-current officer and director of the Company, Mr. Gardner Williams, resigned from all positions, and Mr. J. Michael Redmond was appointed to serve as Chief Executive Officer and President of the Company, and also as a Director on the Board of Directors. Additionally, Ms. Calli Bucci was appointed to serve as the Company’s Treasurer and Chief Financial Officer, Mr. Kyle W. Withrow was appointed to serve as the Company’s Corporate Secretary, Dr. Roger Morris was appointed to serve as the Company’s Chief Science Officer, and Mr. Mike Contarino was appointed to serve as the Company’s Vice President. Mr. Edward W. Withrow III was appointed to serve as Executive Chairman of the Board of Directors, and Mr. Redmond, Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), a wholly owned subsidiary of Endeavor Power Corporation.

NOTE: The following sections of this annual report and any further reference made to “the Company”, “we”, “us”, “our” and “Endeavor” shall mean Endeavor Power Corporation and its wholly-owned subsidiary, Endeavor Sciences, Inc. (previously known as Parallax Diagnostics, Inc.), unless otherwise indicated.

Description of Business

The Company is a development stage company whose principal line of business is in the bio-medical sector. More specifically, the Company, through its wholly owned subsidiary, Endeavor Sciences, Inc. (“ESI”), is focused on the exploitation of a diagnostic and monitoring platform and processes.

Product Strategy and Overview

In recent years, there has been a continuing shift from the use of laboratory-based analyzers to point-of-care (“POC”) tests that can be performed in a matter of minutes. Unlike the centralized clinical laboratory segment of the diagnostic market, which is mature and highly competitive, the POC market is still in its relatively early stages, According to the recent worldwide research reports, however, such as the 2010 Worldwide IVD Market, by the research firm Kalorama Information, the growth rate of the POC market continues to rise. Although certain simple, single analyte diagnostic tests have been developed, such tests have remained incapable of precise and highly sensitive quantitative measurements. As a result, medical tests that require precise quantization of the target analyte have remained the domain of immunoassay analyzers in the centralized laboratory.

Point-of-care diagnostic kits typically consist of test strips that the health care provider applies a patient’s sample to and then reads the strip either visually or with an instrument in order to determine a result. They are simple to use, fast, disposable and reliable within an acceptable range. More sensitive analytes or tests requiring quantitative analysis and definitive antibody screening needed in most situations, must be sent out to a diagnostic lab, and hours or days later results arrive. These tests are comparatively complex, expensive, and time consuming; only centralized diagnostic facilities can manage sample handling and the cost of instruments and reagents. A point-of-care instrument that has the advantage of a test strip device in terms of ease of use and rapid results along with ELISA-like capabilities for major diseases would circumscribe diagnosis routinely within the course of a patient visit. This could disrupt the current model. The Company is developing just such a device that it intends to sell to doctors and health care providers.

The commercial success of the current generation of small, simple to use diagnostic devices which provide rapid results in POC applications has been limited by their inability to provide precise, highly sensitive, quantitative measurement.

Despite these limitations, the rapid increase in discovery of individual markers of disease processes, coupled with the advancements in rapid detection technologies, has made these tools available to medical professionals on a wide scale and POC diagnostics are quickly becoming a high growth industry.

The Company believes that there is market potential for advanced POC diagnostic products that provide quick and accurate diagnosis during a patient visit, shortening the decision time to medical intervention and minimizing the need for additional patient follow-up, thereby reducing overall health care delivery costs.

The Company’s Target System (the systems includes the VT-1000 Desktop Analyzer, the Target Antigen Detection Cartridge and associated reagents) technology addresses these limitations by applying sophisticated immunochemical and optical methods to detect and quantify analytes present in various human specimens, including blood, urine, and feces. Data indicates that sensitivity will be comparable to expensive and complicated laboratory-based analyzers.

The Company also believes that there is growth opportunity for the exploitation of its Target System platform in developing nations and regions such as Africa, India, South America, Eastern Europe, Russia and Asia as well as developed markets of North America and Western Europe. One of the first initiatives to be developed for this market will combine the Company’s SPARKS Mobile (a portable hand-held diagnostic analyzer based on the VT-1000 Desktop Analyzer technology, but smaller and more portable), currently in development, with a test for the monitoring of AIDS/TB patients through the use of a proprietary rapid point-of-care immunoassay CD4-CD8 test called PROMISE CD4, also in development.

The Products

Overview

The Company’s existing product line includes a previously FDA-cleared VT-1000 Desktop Analyzer and more than a dozen FDA 510(k) cleared diagnostic tests.

The Company’s previously FDA-cleared VT-1000 Desktop Analyzer and immunoassay system incorporates a flow-through rapid antigen test platform configuration that has the ability to produce high-performance quantitative blood test results with the ease of rapid qualitative diagnostic strips. The Company has patent applications related to its current and future products, as well as methods for future test development. The Target VT-1000 Desktop Analyzer is ideally suited for rapid development and commercialization of all new tests that may be introduced.

VT-1000 Desktop Analyzer: Quantitative and Qualitative Immunoassay

The Company’s VT-1000 Desktop Analyzer was FDA 510(k) cleared and is capable of rapidly detecting qualitative and quantitative data for the Company’s FDA-cleared Target Platform tests. The VT-1000 Desktop Analyzer is used for all Target Platform Tests, allowing for clinical personnel to be trained once and also gives consistent results for either qualitative or quantitative testing.

Target Antigen Detection System (“TADS”)

The Target Antigen Detection System consists of a unique disposable cartridge with preloaded reagents capable of testing multiple test markers, combined with the VT-1000 Desktop Analyzer. The TADS requires a small amount of sample and provides results in minutes. The simplicity of the fully loaded disposable test cartridge and subsequent ease-of-use of the instrument helps to alleviate the technical burden on medical staff and makes patient diagnosis more efficient.

The Company’s Target Antigen Detection System is a departure from the standard devices typical to the rapid testing markets. The device is part of the manufacturer’s qualitative and quantitative “Target System Diagnostics Platform,” which offers an array of improved modifications and features to the traditional qualitative and semi-quantitative flow-through immunoassay test. With its platform uniformity, vacuum pump, absorption layer for sample overflow, and complete compatibility with single and multi-light source reflectometer technology, the TADS cartridge is a unique collection of tests for qualitative and quantitative detection diseases and of conditions.

The Company is currently developing the SPARKS Mobile, a hand-held analyzer unit, similar in size to a mobile phone/PDA, which will be based on the VT-1000 Desktop Analyzer (see Products in Development).

TADS Vacuum Control Flow Device

The TADS cartridge utilizes a vacuum technology to deposit specimen samples uniformly on test membranes. The Vacuum Control Flow Device provides a vacuum pump action, which reduces test time and ensures maximum contact with the membrane antibodies. This collection device allows for numerous tests to be incorporated. The vacuum specimen filtration and excess specimen absorption is built right in.

Target System Patent Status: The Target System and certain of its related components were previously issued patents by the United States Patent and Trademark Office (“USPTO”). The following previously-issued patents have expired:

USPTO Patent #	Description	Date Filed in US	Date Expired
US4,748,042	Target Ringing & Spotting Machine (method and Apparatus for Imprinting membrane with pattern of antibody)	May 31, 1988	May 31, 2008
US4,797,260	Target Cassette (Antibody testing system)	January 10, 1989	January 1, 2009
US5,137,691	Target Cassette with Removable Air Gap (Antibody testing system with removable air gap)	August 11, 1992	August 11, 2012

The Company’s Current Technology

The Company currently holds the rights to certain technology related to the VT-1000 Desktop Analyzer and the Target System, for which four patent applications have been filed and are pending with the USPTO.

The Company also retained the services of Marathon Patent Group to perform an analysis of the Company’s intellectual property (“Patent Report”). The Patent Report, included in this filing as Exhibit 99.2, was issued on April 1, 2013, and was intended to inform the Company and its shareholders of the accurate and current state of the commercial patent pending coverage and, where possible, to identify the existence of novel and patentable inventions present in the current innovation initiative. The Patent Report concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect the Company’s inventions and innovations. As a result, the Company has initiated the drafting of a minimum of one (potentially two) additional USPTO and International patent applications.

There can be no assurance that the Company will be granted patents for any of the patent applications it has filed with the USPTO.

For more information on the Company’s patent applications, please see the section entitled “Intellectual Property” contained within this Annual Report.

The Company’s previously FDA-Cleared Tests in the area of Infectious Diseases

Rubella

Rubella, German measles, is a highly contagious disease, which is generally transmitted by direct contact with infected persons. Rubella is generally a mild disease. However, when a pregnant woman becomes infected with rubella, the virus may infect the placenta, multiply and induce serious damage to the fetus. Rubella and congenital rubella syndrome became nationally notifiable diseases in 1966. The largest annual total of cases of rubella in the United States was in 1969, when 57,686 cases were reported (58 cases per 100,000 populations). Following vaccine licensure in 1969, rubella incidence fell rapidly. By 1983, fewer than 1,000 cases per year were reported (<0.5 cases per 100,000 population). A moderate resurgence of rubella occurred in 1990-1991, primarily due to outbreaks in California (1990) and among the Amish in Pennsylvania (1991). In 2002 a record low annual total of 18 cases were reported.

Rotavirus

Human rotavirus is recognized as a major cause of gastroenteritis in infants, young children, and the elderly. During the winter months a portion of gastroenteritis in children is due to rotavirus infection. The disease manifests with the symptoms of vomiting, diarrhea, and fever. Rapid and accurate diagnosis is important to avoid inappropriate antibiotic therapy, provide proper treatment early, and to prevent spread of nosocomial infection.

Globally, rotavirus accounts for an estimated 125 million cases of diarrhea each year and represents 30% - 40% of hospitalizations for diarrhea in children less than five years. In developing countries, between 600,000 and 800,000 children die from rotavirus each year (or approximately 2,000 children each day.) This accounts for about one quarter of the deaths from diarrhea and about 5% of all deaths among children less than five years of age.

CMV- Herpes

Cytomegalovirus (CMV) is a human viral pathogen belonging to the Herpes family. Infection in humans is widespread and usually results in asymptomatic disease. However, severe symptomatic infections are a very significant risk in infants and Immuno-compromised individuals. An important primary source of such infection is via blood transfusion and allograft transfer. The serological status of donor and recipient is, therefore, important in patient management.

The United States is not unique in its high rates of CMV seroprevalence. Virtually every country in the world presents similar numbers. Since recurrences are often mild and few patients are aware that they are infected, the infection is likely to continue to rise at double-digit rates without an intervention.

Group A Streptococci: Strep A, Strep Throat, Necrotizing Fasciitis, impetigo

Strep throat is an infection of the pharynx (the part of the throat between the tonsils and the larynx) caused by streptococcus bacteria. The infection is spread by person-to-person contact with nasal secretions or saliva, often among family or household members. Even though the sore throat usually gets better on its own, people who have strep throat should take antibiotics to prevent some of the more serious complications of this infection, particularly acute rheumatic fever.

Approximately 15% of children who have a sore throat and fever are infected by Group A streptococci. CDC estimates that approximately 9,100 cases of invasive GAS disease (rate: 3.2/100,000) and 1,350 deaths occurred nationally during 2002. Disease incidence was highest among children aged <1 year (6.9/100,000) and adults aged >65 years.

Infectious Mononucleosis: EB, Epstein-Barr Viral Syndrome, Mono

Infectious mononucleosis (IM) is a viral infection causing high temperature, sore throat, and swollen lymph glands, especially in the neck. The Epstein-Barr virus typically causes it. Infectious mononucleosis may begin slowly with fatigue, malaise, headache, and sore throat. The sore throat becomes progressively worse, often with enlarged tonsils covered with a whitish-yellow fibrinous exudate. The lymph nodes in the neck are frequently enlarged and painful. Symptoms of mononucleosis gradually subside over a period of weeks to a month. The disease is generally self-limited.

Tests Currently in Development for the Target System Diagnostic Platform

The Company is in the process of developing and obtaining FDA clearance for the following products. There can be no assurance that the Company will be successful in developing such tests or in obtaining the required FDA clearance.

HIV 1 & 2 TADS Rapid Test

Today, 42 million people are estimated to be living with HIV/AIDS. Of these, 38.6 million are adults. 19.2 million are women, and 3.2 million are children under 15. During 2002, AIDS caused the deaths of an estimated 3.1 million people, including 1.2 million women and 610,000 children under 15. With the recent advent of Rapid HIV testing, HIV detection and prevention programs around the world have become increasingly effective by reducing their time and costs of detecting the virus, thus allowing for a far greater number of individuals to be screened. The FDA has approved several rapid Immunoassay tests for the detection of HIV, but none of these tests are designed for HIV 1 and 2. The current “rate” of these “rapid” tests is from 15 minutes to hours and only a few can produce results less than 15 minutes.

The Company has an HIV 1 & 2 qualitative rapid test in development. The Company realizes that there are numerous competing HIV 1 & 2 tests but has decided to develop the test so that health care providers utilizing the Target VT-1000 Desktop Analyzer and Platform would have the opportunity to incorporate the Company’s HIV 1 & 2 test into their use of the Company’s platform. The Company has prepared a Clinical Trial Protocol to test the accuracy of the test and the efficacy and specificity of the results. The Company will need to secure additional capital to conduct the FDA-required trials and to prepare the test for commercialization if the FDA approves it for commercialization.

Additional Products in Development

The Company also believes that there is growth opportunity for the exploitation of the Target System platform in developing nations and regions such as Africa, India, South America, Eastern Europe, Russia and Asia as well as developed markets of North America and Western Europe.

One of the first initiatives for the development of this specific market will be to combine the SPARKS Mobile, the Company’s hand-held analyzer (the portable version of its VT-1000 Desktop Analyzer), currently in development, with a test for the monitoring of HIV/AIDS patients and Tuberculosis patients, through the use of the Company’s proprietary rapid POC immunoassay PROMISE CD4 quantitative test, also in development.

The Target System Hand-Held Analyzer: SPARKS Mobile

The Company’s next generation Target System Analyzer, the SPARKS Mobile, a hand-held analyzer currently under development, will include a small, rapid testing format, in conjunction with a hand-held data acquisition and test reading device. The SPARKS Mobile will be a re-engineered version of the Company’s previously FDA-approved VT-1000 Desktop Analyzer.

Whether searching for markers in the blood stream, or diagnosing a pathogen in urine, the Company’s SPARKS Mobile will be a portable tool for rapid diagnostics. The SPARKS Mobile will also provide an improvement in POC diagnostics and applications in countries with limited health care infrastructures and geographic limitations, both of which are of paramount importance in the combat against infectious diseases and in the fight against proliferation of endemic and pandemic diseases.

This innovative SPARKS Mobile will allow for a fast (minutes instead of hours or days) performance of tests at the point-of-care, and will only require a test cartridge and a small number of ready-to-use solutions in preformatted quantities. Moreover, the SPARKS Mobile will include the ability to store patient information, test data, and QC data, and transmit data through wireless connections.

The SPARKS Mobile is being developed to:

a)	achieve a portable monitoring system, which is compatible with proven and reliable ELISA-based target system technology.

b)	expand readout capabilities to provide a mobile testing and monitoring platform.

c)

increase the economy of scale and scope of the diagnostics and monitoring platform by the development of additional utility of the device without redundant infrastructure investments (additional data acquisition of patients, additional tests for other, predominant diseases).

The basic design of the Company’s SPARKS Mobile is based on the same 510(k) cleared technology employed in its VT-1000 Desktop Analyzer and is compatible with existing Test Cartridges. However, a number of innovative features will be integrated into the design to meet customer and patient needs:

1.

High Infrared Light Spectrum: Multiple light source system providing variable light wave analysis into the infra-red spectrum. This diversity in light source and detection will allow for the simultaneous identification and diagnosis of a broader spectrum of different targets within the same sample and assay. It will also allow for very specific test development, without having to develop a new analyzer to read the results.

2.	Easy Field Upgrades: Field software upgrades made through memory chip (SIMM) or Flash memory stick.

3.

No Change of Equipment: The same Analyzer will be used for all Target System Tests (example: Cardiac Panel., infectious disease), and will be able to be used on all future tests, allowing for training personnel only once, and displaying consistent test results on an easy to read LCD screen.

4.

Printer Hook-up Capability: When hooked to a printer, the SPARKS Mobile will be able to provide printed results for any Target System Test, both Qualitative (when written results must be stored with original test for HIPPA and other compliance issues), or Quantitative (measured amount analysis must be printed and maintained in the patient chart folder).

5.

Low Entry Cost for New Test Development and Analysis: Due to the technologies’ broad capability, a new analyzer will not have to be developed for different samples types (blood, serum, plasma, urine, soil or human skin).

6.	Safety, Security and Accuracy by design: For all tests, the SPARKS Mobile bar code activation system will identify the test to be analyzed.

7.

Desk to Docking Station: The SPARKS Mobile will be able to be configured with or without a desk-to-docking station. The docking station will provide a stationary platform when in use in an office or non-mobile application. It will also provide the user to set up multiple tests samples while the analyzer is processing tests.

8.

Smart Phone Capability: The SPARKS Mobile will have many Smart Phone Capabilities including, but not limited to, Bluetooth, WiFi, MMS messaging, SMS, Memory Cards, internal memory expandable to 8GB, data transfer, and more.

The SPARKS Mobile is being specifically designed to work with the Company’s Target System Diagnostics Platform to provide reliable quantitative results within minutes, right at the point-of-care or site of testing. The continuity of the Company’s Platform upgrades and the continuous development of new tests based on an increasing point-of-care market paradigm, points to the VT-1000 Desktop Analyzer and the SPARKS Mobile as low cost alternatives to large laboratory analyzers and specialized training of personnel on multiple machinery. The ultimate value to the clinician or the attending physician is the ease of use, reproducibility and the history of accuracy of this type of rapid immunoassay principle in the area of quantitative analysis.

PROMISE CD4: CD4-CD8 Rapid Monitoring Test

The Company has initiated the development of the CD4-CD8 monitoring rapid test using an immunoassay test the Company has named PROMISE CD4, which the Company believes has the potential to enhance the testing, monitoring and treatment of AIDS patients in developing economies such as South Africa, Sub-Saharan countries, India and other nations struggling to deal with the treatment of AIDS. The PROMISE CD4 monitoring test is being developed in conjunction with some of the leaders of research in the HIV testing community.

AIDS Diagnostics and Immune Status

The Company’s aim is to use markers for a disease progression instead of using the cell count method that is associated with and based on those markers. The PROMISE CD4 will include quantification of CD4-CD8 protein in either total blood or CD3+ pre-selected cell populations. This quantification can directly be used to assess an individual’s immune status.

AIDS Immune Status: Value Proposition

The treatment of AIDS patients represents a challenge, in the developed world and much more so in developing countries. The current methodology to determine the status of an HIV-positive individual involves elaborate technologies to determine the immune status of an individual as well as the presence of the HIV virus in the individual’s blood (called the “viral load”).

Determination of the immune status is usually performed through so-called cell counts of T-cells, in particular the determination of CD4+ cell count or the relationship of CD4 and CD3 positive cells. This diagnostic procedure requires high-tech machinery (e.g. cell counters), and well-educated laboratory personnel in a stationary laboratory setting. In addition, the cell counting method presently employed and defined by the Western medical community as the “Gold Standard” has shortcomings, which limit its reproducibility and reliability. These factors might cause changes in diagnostic procedures even within those communities in the future. The determination of the amount of virus populating the blood of a person infected with HIV is currently performed through quantitative PCR, again a method requiring stationary settings, as well as highly educated personnel and sophisticated machinery. These setting are usually not available in developing economies. While, in the Western economic environment, the medical care of HIV positive individuals and AIDS patients involves a combination of the above mentioned medical diagnostics in combination with additional, patient dependent procedures, the situation in developing countries looks to the contrary.

In South Africa, the country with one of the highest infection rates with HIV in the world, treatment is only available to a small number of infected people. Even under those medication-limited circumstances, treatment is usually administered without any diagnostic procedures concerning the immune status or the viral load of an individual in question, leading to unnecessary treatment of otherwise non-immuno-compromised individuals and the lack of treatment for others with AIDS at later progression. Countries like China have only recently begun to diagnose for HIV positive individuals, and have not moved into the AIDS diagnostic either. The same can be said for many other countries in Africa and Asia.

Requirements for “appropriate” AIDS diagnostics have been defined by many national and international, organizations, amongst them the World Health Organization (“WHO”), under strong influence of scientists mainly from the US and the EU. These requirements have led to the above described situation in developing counties: No appropriate diagnosis of AIDS patients caused by requirements that cannot be achieved under the given circumstances and a strong increase of HIV infection in most of these countries over the last years.

Furthermore, the lack of financial resources are limiting to the expansion of suitable points of diagnostics. Cell counts require elaborate machinery (like FACS or alike) and there are no low-cost or highly portable testing systems available to date. There is an overwhelming demand and urgent need to reduce the costs for cell counting or other methods to determine the immune status, and to increase their usefulness in non-laboratory settings.

In addition, the geographic and social structures of many countries require a more POC oriented approach, as opposed to the dominating centralized care found in highly populated countries in North America and Europe. Therefore, it would by highly desirable to reduce the measurements used as a guide for disease progression or treatment to more simple technologies, like an ELISA performed on a handheld device or similar.

For the Company and its efforts to design a handheld diagnostics device for optimal market use, this means:

a.	development of a testing system which is compatible with proven and reliable ELISA based target system technology.
b.	expansion of the capabilities of handheld device to provide a mobile testing platform.
c.

increase the economy of the diagnostics platform by the development of additional utility of the device without redundant infrastructure investments (additional data acquisition of patients, additional tests for other, predominant diseases).

d.

acceptance of the Company’s testing system as well as the platform within the medical community of African, Asian, and other countries with mounting problems in the field of HIV and other infectious diseases.

Tests for Other Diseases

The Company’s testing system is not limited to HIV or AIDS diagnostics. The test format has been applied in the past to viral and bacterial infections (e.g., Rubella, Rotavirus, Strep. A), and can easily be adopted toward other epidemics. Diseases like malaria, cholera, hepatitis, yellow fever, or West Nile virus and other viral diseases present increasing health threats to large populations in the world, with major existing problems at the stage of proper diagnosis. The Company believes that it can adapt its VT-1000 Desktop Analyzer and SPARKS Mobile to the rapid, simple, point-of-care diagnosis of almost all of these diseases without the requirement of additional equipment. Further, the Company believes that the combination of a mobile, hand-held testing device with a large number of different tests provided by a family of cartridges will improve the ability of current health care and disease diagnostics in a fast majority of today’s underserved regions. In addition, the Target System Platform also allows for the monitoring of environmental components influencing the health of populations, including the presence of toxins in soil and drinking water as well as contamination of food supply.

The Company’s innovative process for the development of new antibodies, which is patent pending, will also be used in the identification of test markers for its Target System Platform, adding a dimension that further distinguishes the Company from its competition. The Company believes that the innovative antibody development process will allow it to create new barriers to entry on certain antigens that it identifies by subsequent patent application filings for use in conjunction the Company’s VT-1000 Desktop Analyzer and SPARKS Mobile.

Ease of Use

The Company’s platform provides tremendous flexibility in sample requirements, clinician training and result interpretation. The Company’s “train once” system means the clinician can now perform a number of single use tests on a wide variety of conditions with the interpretation of results consistent through the platform paradigm. The “while you watch” speed of the test development, results in a significant cost saving in time and training.

Application and Economy of Scale

The Company’s unique vacuum pump action reduces test time and ensures maximum contact with the membrane antibodies. This collection device is versatile in the number of different tests that can be incorporated. The economy of scale is provided to health care provider or any other customer group by being able to utilize a single test system for multiple tests with varies little variance in training needed. A clinician can move from one test to the next in a matter of minutes.

Furthermore, the capability of acquiring and transmitting patient related data in addition to the tests performed at the point-of-care will enable the Company’s SPARKS Mobile Analyzer to become the central diagnostic device in a decentralized, patient oriented, and cost-conscious environment to provide or maintain a high level of health care in the face of threatening epidemics.

Safety and Accuracy by Design

For all tests, the Company’s bar code activation system identifies the test to be analyzed, allowing only those medical personal that possess that test will be aware that it is available. Without the Company’s specific Target System Test Cartridge, read by the bar code reader, the analyzer will not calibrate to that test. This precludes mistakes by the user or erroneous results by the device.

Each Test Cartridge bar code must be read to initialize the analyzer, and load the appropriate algorithm from the software table. This provides a level of security for patient related tests and eliminates errors based on operator’s mistakes.

The Company provides a combination of innovative, fast, and inexpensive diagnostic and testing products with a highly mobile data collection and transfer test reader. In this regard, the Company’s Target System is suitable for rapid, point-of-care testing in almost every environment, which includes emergency situations, remote locations within the US as well as other parts of the world, immediate response teams, personal testing in a home setting, and many more.

Advantageously, many different tests can be performed using the same reader, e.g., either the Company’s VT-1000 Desktop Analyzer or its SPARKS Mobile, currently in development, at any location.

Mobility

The Company’s mobile testing, data acquisition, and data transmission system being developed is intended to meet the needs for diagnostics in particular in areas where either no structured health care systems exist or where, due to geographic nature and population density and distribution, a more decentralized approach is necessary. The highly mobile test reader can be used in basically all environments, and will be suited to use power sources independent of an electric network (rechargeable batteries, solar panel, running on motor vehicle voltage and power supply). Furthermore, the tests can be performed within short time periods, and do not require the performing medical personnel, the physician, or the patient to return for test results or potential initiation of treatment.

New Product Screening Criteria

The Target System Platform is broken down into three categories and their associated sub-groups. The categories are:

1.	Qualitative

2.	Quantitative
3.	Specialized

The following list represents a general representation of targeted test to be developed in the area of infectious or highly contagious diseases:

a)	Trichomoniasis
b)	Chlamydia
c)	Gonorrhea
d)	Genital herpes (herpes simplex virus of JSV)
e)	Genital warts (human papilloma virus or HPV)
f)	Hepatitis B
g)	H. pylori
h)	Human immunodeficiency virus (HIV)
i)	Lyme Disease
j)	Rocky Mountain Spotted Fever
k)	West Nile
l)	Asian Bird Flu

 Raw substances as well as fully developed and commercially available disease markers and antibodies for the diseases listed above as well as many others can be purchased by the Company from a variety of sources and incorporated into the Target System Platform.

This in no way represents the complete segment of Qualitative or Semi-Quantitative tests available for rapid development on the Target System Platform.

New Product Identification

1.	Track all CDC, FDA, WHO, relevant reports of medical diagnostic requirements. Provide analysis of whether the test should be Specialized, Quantitative or Qualitative.

2.	Determine human capital requirements: project management, outsourcing needed political needs (if any) and social needs (affiliations with association or non-profit groups).

3.	Determine the market size and utilization of device needed to address identified diagnostic needs.

4.	Determine from source venders what antibodies and antigens are available to use in the Company’s device with minimal regulatory and manufacturing hurdles.

5.	Perform cost analysis of device manufacture, to include: regulatory application time estimates, clinical requirements, third party and vendor involvement for regulatory support.

6.	Identify and prepare pre-market distributor (government or commercial) analysis for market penetration timetable and/or government contract fulfillment.

7.	Identify new partnership resources if necessary for specialty devices.

8.

On all Quantitative Devices the Company will determine the Biohazard level at which it is to perform its algorithm development. For highly contagious diseases, the Company will outsource its complete process to a certified lab.

16

9.

In the development of standard quantitative test the Company will determine through the protocol process: how many tests must be performed for an I.R.B. for both the algorithm development (quantitative controls for each test process) and the accuracy of the variable light analysis.

10.

All new quantitative tests will be videotaped during algorithm development (light source verification and reflectivity of known sample), and equivalency testing (where the Company compares its device to another like kind device).

11.	All software developed for the Company’s tests, that are not modifications of existing source code, will be previewed via written outline to the FDA.

Market Opportunities

In recent years, there has been a continuing shift from the use of laboratory-based analyzers to more technologically advanced point-of-care tests that can be performed in a matter of minutes. Unlike the centralized clinical laboratory segment, which is mature and highly competitive, the point-of-care market is still a relatively early stage market. Although certain simple single analyte diagnostic tests have been developed, such tests have remained incapable of precise and highly sensitive quantitative measurements. As a result, medical tests that require precise quantization of the target analyte have remained the domain of immunoassay analyzers.

Global Statistics

The global In Vitro Diagnostics (“IVD”) market was valued at $44 billion in the year 2011, growing at a CAGR of 7.8% from 2011 to 2016. The U.S. represented the biggest market for the IVD equipment’s accounting for a share of 47% of the total IVD market in the year 2011. The European region accounted for 31% of the global IVD market, with Germany accounting for the largest share of 23.24%, followed by France (16.89%) and Italy (16.41%) of the total IVD market. Asia is the fastest growing region of the global market and accounts to be 22.88% of the global market and is estimated to reach the market of $17.20 billion with a CAGR 11.3% from 2011 to 2016. China is the fastest growing market within Asia and is growing at a CAGR of 18.8% to reach the market of $1.24 billion by 2016. The Asian region is expected to be ruled by the emerging economies such as China and India, showing the highest CAGR by the year 2016. The Chinese IVD market is taking frog leap amongst the emerging nations, followed by India, Russia, and Brazil.

Budget constraints causing and unfavorable reimbursement scenario for tests especially for severe conditions like cancer are prime reasons for slow growth in the U.S., and Canadian market. However, the condition is reverse in the Latin American countries like Brazil and Mexico. There has been huge funding from the Brazilian government and the public sector with increased efforts being taken to prevent infectious diseases in the country by conducting all the preventive tests.

Molecular diagnostics is the largest growing segment of the global IVD market with a highest CAGR for year 2011 to 2016. The major players in the IVD market are Roche Diagnostics (Germany), Abbott Diagnostics (U.S.), Beckman Coulter (U.S.), BD Diagnostics (U.S.), and Siemens Diagnostics (Germany).

The major driving factor for the IVD industry to boom in the emerging countries is the government funding and improved healthcare facilities. However, the condition is completely reverse in the developed countries such as North America and Eu-5 as these countries are facing major financial, thus hampering the growth of the IVD industry. The major factors driving the growth of the IVD market are:

•	increased patient awareness, patient self testing, and increasing baby booming population across the globe.
•	advancement in the technology bringing more of automated tests is also one of the major drivers for the growth of IVD market.

Other major drivers for the growth of the IVD industry is rise in the number of diseases, like respiratory infections, hospital acquired infections, and sexually transmitted diseases. Similarly, rises in the chronic diseases such as diabetes, hypertension, cardiovascular diseases, and cancer are driving the overall IVD market.

Point-of-Care Diagnostics

The trend is moving toward POC diagnostics using systems and procedures, which do not require extensive laboratory equipment. Here, direct read-out technology will provide a suitable tool, which can be used in basically every environment. The global point-of-care (POC) diagnostics market reached $13.4 billion in 2010 and is expected to reach $13.8 billion in 2011. It will further grow to $16.5 billion in 2016 for a compound annual growth rate (CAGR) of 3.7% between 2011 and 2016. The growth in the POC market is expected to continue through the end of the decade.

The point-of-care market includes hospitals, clinicians, laboratories, assisted living facilities, retirement communities and geriatric facilities and the international market. The Company’s system provides the platform for the development of a series of quantitative tests for important diagnostic applications that can provide results at a patient’s bedside, in a doctor’s office, in the emergency room, in a clinic or in an ambulance.

The two factors that are significant to the rapid growth of POC testing are technology advancements and health care economics. The development of new and improved technologies has resulted in the ability to make evidence-based medical decisions that improve patient outcomes and reduce patient acuity, criticality, morbidity and mortality. Quicker diagnosis of infectious agents can also permit the earlier prescription of appropriate medications, thereby potentially shortening the duration of illness.

Additionally, the economic climate is driving significant changes in the manner in which patients will be tested and how results are delivered. Recent revisions to government regulations, together with growing patient and insurer pressures on hospitals and physicians have increased incentives to reduce overall patient healthcare costs while providing a higher level of care to a greater number of patients. One cost-cutting measure is to reduce the high cost of diagnostic testing carried out in central laboratory sites.

The Target System provides the platform for the development of a series of quantitative tests for important diagnostic applications that can provide results at a patient’s bedside, in a doctor’s office, in the emergency room, in a clinic, in an ambulance, on the battlefield, on site agri-business locations, rural and economically disadvantaged areas.

The Target System expects to meet the POC diagnostic market criteria as follows:

•	Rapid turnaround time
•	Direct application of a non-critical volume or placement of sample directly into instrument
•	Disposable device or minimal maintenance required
•	Minimal technical expertise required
•	Positive identification and specimen tracking strategy that eliminates specimen identification errors
•	Simple strategy for calibration and QC
•	Transferability of data to the LIS or HIS
•	Agreement of result with accepted “Gold Standard” tests
•	Affordable cost

 Immunoassays: Defined

Immunoassays are chemical tests used to detect or quantify a specific substance, the analyte, in a blood or body fluid sample, using an immunological reaction. Immunoassays are highly sensitive and specific. Their high specificity results from the use of antibodies and purified antigens as reagents. An antibody is a protein

(immunoglobulin) produced by B-lymphocytes (immune cells) in response to stimulation by an antigen. Immunoassays measure the formation of antibody-antigen complexes and detect them via an indicator reaction. High sensitivity is achieved by using an indicator system (e.g., enzyme label) that results in amplification of the measured product. Immunoassays may be qualitative (positive or negative) or quantitative (amount measured). An example of a qualitative assay is an immunoassay test for pregnancy. Pregnancy tests detect the presence of human chorionic gonadotropin (hCG) in urine or serum. Highly purified antibodies can detect pregnancy within two days of fertilization. Measuring the signal produced by the indicator reaction performs quantitative immunoassays. This same test for pregnancy can be made into a quantitative assay of hCG by measuring the concentration of product formed.

The purpose of an immunoassay is to measure (or, in a qualitative assay, to detect) an analyte. Immunoassay is the method of choice for measuring analytes normally present at very low concentrations that cannot be determined accurately by other less expensive tests. Common uses include measurement of drugs, hormones, specific proteins, tumor markers, and markers of cardiac injury. Qualitative immunoassays are often used to detect antigens on infectious agents and antibodies that the body produces to fight them. For example, immunoassays are used to detect antigens on Hemophilus, Cryptococcus, and Streptococcus organisms in the cerebrospinal fluid (CSF) of meningitis patients. They are also used to detect antigens associated with organisms that are difficult to culture, such as hepatitis B virus and Chlamydia trichomatis. Immunoassays for antibodies produced in viral hepatitis, HIV, and Lyme disease are commonly used to identify patients with these diseases.

Quantitative Immunoassay Analysis

Immunoassays are powerful techniques for understanding the role of specific components in complex systems. They work on the basis of the recognition of a specific component (target X) by an antibody or equivalent (affibody, RNA aptamer, recombinant antibody, etc.), which results in the production of a detectable signal. In most cases immunoassays are qualitative, providing information in terms of signal intensity. What is really wanted, however, is quantitative assay providing information in absolute chemical terms, namely the concentration of target X.

Quantitative Immunoassays would allow:

•	Detection of the absolute concentration of components
•	Reduce inter-assay variation in data
•	Permit successful statistical analysis of smaller sample sets
•	Permits direct comparison of data generated at independent sites or occasions.

Quantitative Immunoassays are simple to construct. They require the simultaneous analysis of experimental (or test) samples and calibration standards. The signal intensity generated by calibration standards of known concentration permits conversion of the signals generated by the test samples into absolute units of concentration.

Calibration curve

A calibration curve (or standard curve) establishes the relationship between the amount of material present and the signal intensity measured. In the case of immunoassays, this would represent the relationship between the epitope concentration and the signal intensity obtained. This relationship is often non-linear, and in many applications displays a dynamic range (or response range) of approximately two orders of magnitude in the concentration of target X.

To perform a Quantitative Immunoassay, a set of “calibration standards” containing the epitope in various concentrations, are deployed in the immunoassay alongside experimental “test samples”. Densitometry is performed on all data from the assay, and curve fitting used to define the relationship between epitope concentration and signal intensity. This mathematical relationship is then used to convert the signals generated by experimental samples into concentration of target X, which in the Company’s experience is highly accurate.

Molecular Identity of Calibration Standards

For Western Blot applications, a calibration standard is a molecule which contains the epitope feature of an immunoassay covalently bonded to a protein of known molecular weight. Two configurations of this structure are possible (Figure 1), where the epitope structure is either linked to the amino acid backbone (Fig 1a) in the form of a fusion protein or linked to a side chain of a specific amino acid (Fig 1b).

Figure 1

Figure 1: Schematic representation of calibration standard molecules.

A set of calibration standards to common epitope tags (His6, c-myc, HA, FLAG, AU1, AU5, glu-glu,) was analyzed by SDS-PAGE/Western blotting (detected via the His6 tag). A single band of 55kDa was detected, and the intensity of signal decreased with decreasing calibration standard loading as expected (Figure 2).

Figure 2

Figure 2: Immunodetection of a serial dilution of His6-calibration standard.

Densitometry of the data was performed and the data plotted to define the relationship between epitope amount and signal intensity (Figure 3). Mathematical fitting of the data was performed, with the best fit achieved by “one site-specific binding” analysis (GraphPad Prism) as shown in Figure 3. An excellent fit of the data was achieved using 6 calibration standard concentrations each analyzed in quadruplicate. Similar excellent fits could also be achieved by analysis of fewer standards, with indistinguishable results obtained from 3 calibration standard samples analyzed in triplicate.

Figure 3

Figure 3: Mathematical description of a calibration curve.

To determine the epitope concentration of an experimental sample, the mathematical description of the calibration curve is rearranged to calculate epitope concentration from raw signal intensity. Figure 4 displays the quantitative measurement of three “test” samples. Test samples of 2pmol and 0.5 pmol were analyzed and the results obtained were 2.153± 0.127 pmol (mean ± standard error, n=4), 0.552± 0.045 pmol (mean ± standard error, n=4), confirming the accuracy of the measure (Figure 4). Samples should only be analyzed which fall within the calibration range, as errors are higher for observations beyond the confines of the calibration curve e.g. 0.125 pmol in this example.

Figure 4

Figure 4: Accuracy of Quantitative Immunoassays.

In summary, Quantitative Immunoassays are easy to construct and offer several valuable benefits to the researcher. They permit calculation of the absolute concentration of the component of study with high accuracy (error <10%) and high reproducibility. This enhances the quality of research results and also the productivity of research programs by facilitating the direct comparison of data obtained on separate occasions.

The Immunoassay Market

Overview

Immunoassays have been used since the mid-1960’s by hospitals, laboratories and research facilities. With the widespread usage of blood and other biological specimen tests for disease and medical condition diagnoses, there is a growing need for new and better technologies to achieve fast and accurate test results. Though the traditional laboratory testing of blood samples has been an acceptable form of screening for certain conditions for quite some time, it has only been in the last twenty years that rapid POC qualitative (yes/no) and semi quantitative (based on predetermined cutoff levels) testing has become an acknowledged source of accurate information.

Rapid Immunoassay Test

With continuing breakthroughs in detectable markers in the body that can identify the presence of a growing number of diseases and conditions, coupled with the advancements in rapid detection technologies, the tools available to medical professionals is quickly becoming a booming industry.

Rapid immunoassays generally come in two configurations: Lateral Flow and Flow-Through. Examples of the rapid immunoassay test are the home pregnancy test and the on-site drug screening test. While both of these examples are based on urine specimens, many of the new rapid screening devices have been developed to use blood as the specimen. The different types of rapid immunoassay test include:

•	Lateral Flow Test
•	Solid Phase Test
•	Agglutination Assay
•	Flow Through Immunoassay

Lateral Flow Tests

A popular testing method used by both professional and over-the-counter tests, the lateral flow test is quick and efficient. Depending on the specific test kit, a sample of urine, whole blood, blood plasma, and in some cases feces, may be mixed with diluting substances, reactive agents or other solutions that are provided for the conduct of the test. Most of the tests are classified as solid phase enzyme immunoassays.

Most home pregnancy tests utilize lateral-flow technology, whereby urine is absorbed through the exposed sample application pad and is allowed (by natural wicking) to migrate to the analytical membrane and react with an embedded agent designed to change color if hormones associated with pregnancy are present in the urine. This is a direct specimen application and does not require dilution or other agents to be added for results to appear. The typical finished product in general use encases all but the application pad in plastic with view openings for the test line or dot and the control line.

Lateral flow devices have been used for home pregnancy tests, drugs of abuse testing in clinical laboratories and, more recently, for home use. Manufactured in continuous membrane strips cut to the desired length and batch tested for accuracy, the manufacture of test kits is highly automated and inexpensive, making lateral flow tests well suited for mass market applications.

Lateral flow devices, however, can suffer in performance when the sample being tested is not handled within strict conditions. Test samples may be affected by environmental conditions (barometric pressure, temperature and humidity), thereby requiring special care in sample preparation, exact dilution controls and controlled time for the test to develop properly. Test development time, for example, can vary from a few minutes (3 to 5) for urine-based tests and up to 20 minutes for whole blood or plasma.

Solid Phase Tests

Solid phase assays include the so-called “dipstick” or “dipstick comb” tests. As its title suggests, the detection materials are in a solid state affixed to a solid, non-porous base. The dipstick is then incubated with the patient’s specimen.

The solid phase tests use urine, saliva, serum, plasma, or whole blood as its specimen and the same patient can be tested for multiple parameters with a single assay. Results are usually provided in an hour or less. The sensitivity and accuracy is generally lower than the flow through and lateral flow tests.

Agglutination Test

The basic principle of an agglutination test is the formation of clumps (agglutination) of small particles coated with antigens when exposed to antibodies specific for the antigen. The test particles and the patient antibodies combine to form a visible precipitate. This usually is observed under a microscope.

Some of the advantages of the agglutination test are that its individual test cost is low, the results are semi-quantitative, and it takes a relatively short time to obtain results. However, results can vary as the test reaction depends upon careful control of the test re-agents and environmental conditions. The sensitivity/accuracy is lower than the flow through or lateral flow tests.

Flow-Through Immunoassay

The flow through test procedure requires a number of steps, and includes a vacuum device that deposits fluid containing the test sample through a porous membrane and into an absorbent pad. A second layer, or sub-membrane, inhibits the immediate back-flow of fluids, which can obscure results.

Positive, uniform deposition of test samples on a membrane containing selected diagnostic reagents provides for a flexible, inexpensive and reproducible platform technology to test for a large number of diseases.

The flow-through platform technology can be used to detect both antibodies and antigens. To perform the test, a sample is applied to the membrane followed by a wash step, the addition of the signal reagent, and a second wash to clear the membrane. The solutions can be added as rapidly as the previous liquids are absorbed into the cassette.

The time it takes for a test to display results is subject to the viscosity of the sample, which can be affected by environmental conditions, such as humidity and barometric pressure, further interfering with the time the test takes is the amount of sample used.

Limitations

Each of the screening devices described above have limitations in their utility and range of application. Many screening devices have been adopted from their use in clinical laboratories and, when applied to POC application, required special handling of the specimen samples (blood, urine, and feces) and decreased sensitivity and/or specificity.

Competition

There are approximately 40 to 50 companies in the point-of care (“POC”) diagnostic industry in the U.S. and approximately another 100 outside the U.S. The POC space can be broken down into various sub-sets such as molecular biologist developing reagents, and markers to diagnostic equipment and test development companies, as well as companies who do neither and focus on marketing tests, equipment and assays. Most notably in the POC space are the large pharmaceutical companies such as Bayer, Roche, Abbot Labs and others. The Company’s specific competitive landscape is tied to its patent pending process involving its SPARKS Mobile Analyzer and Target System Platform In-Vitro Tests. There are a number of companies developing mobile devices to perform a host of health industry-related services and the Company believes that more companies will enter the mobile diagnostic space in the next few years. The industry has yet to develop a standardized point of care immunoassay platform for any device to be integrated into. The goal of the Company’s SPARKS Mobile Analyzer is to deliver a device that adds immediate value to health providers, patients and health insurance companies. The Company’s primary goal is to create a mobile platform that could integrate and utilize the flow-through process of the Company’s Target System Platform and offer the healthcare provider a system that is fully interoperable and ubiquitous with a potentially large number of in vitro tests. There are other test platforms in the space but the Company has filed a patent on the process of its SPARKS Mobile Analyzer and its TADS Cartridge. There can be no assurance that the Company’s POC device will prove to be competitive with the other POC devices under development.

Until the Company secures a minimum of two million dollars ($2,000,000) of additional capital to operate for the next eighteen months the Company will remain highly vulnerable from the Company’s competition. The Company anticipates the need for a minimum of an additional four million ($4,000,000) dollars of investment capital will be required for it to achieve its goal of developing a commercially viable rapid point of care CD4-8 immune status test and its proposed mobile SPARKS Mobile version of its FDA Approved VT 1000 Desktop Analyzer. There can be no assurance that such amount will prove adequate to develop the Company’s products. Furthermore, the Company’s competition has significant resources that it can deploy and anytime to head off competition.

In Vitro Diagnostic Sales Leaders

•	Roche Diagnostics, Switzerland www.roche.com
•	Abbott Diagnostics, Abbott Park, IL 60064 www.abbott.com
•	Siemens Medical Solutions Diagnostics, Deerfield, IL www.diagnostics.siemens.com
•	Johnson & Johnson, Ortho Clinical Diagnostics (OCD) division, Raritan, NJ www.jnj.com
•	Beckman Coulter Inc., Fullerton, CA www.beckmancoulter.com
•	Becton, Dickinson & Co., Franklin Lakes, NJ www.bd.com
•	bioMerieux SA, Marcy l’Etoile, France www.biomerieux.com
•	Bio-Rad Laboraties Inc., Hercules, CA www.bio-rad.com
•	Arkray Inc., Kyoto, Japan www.arkray.co.jp

•	Mitsubishi, Japan www.mitsubishi.com

Top Medical Device Manufacturers

1.	Johnson and Johnson	$17.7B	11.	B. Braun	$3.9B	21.	Synthes	$2.1B
2.	GE Healthcare	$12.1B	12.	Guidant Corp.	$3.6B	22.	Alcon	$2.0B
3.	Medtronic	$10.1B	13.	3M Healthcare	$3.5B	23.	Biomet	$1.9B
4.	Baxter International	$9.8B	14.	Zimmer Holdings	$3.3B	24.	C. R. Bard	$1.8B
4.	Cardinal Health	$9.8B	15.	Becton, Dickinson & Co.	$3.0B	24.	Terumo	$1.8B
6.	Tyco Healthcare	$9.5B	16.	St. Jude Medical	$2.9B	26.	Dentsply International	$1.7B
7.	Siemens Medical Solutions	$9.2B	17.	Kodak Health Group	$2.7B	27.	Invacare	$1.5B
8.	Philips Medical Systems	$7.5B	18.	Hospira	$2.6B	28.	Gambro	$1.4B
9.	Boston Scientific	$6.3B	19.	Fresenius	$2.5B	29.	Dräger Medical	$1.3B
10.	Stryker	$4.9B	20.	Smith & Nephew	$2.4B	30.	Varian Medical	$1.2B

Barriers to Use

The main barriers and constraints to the use of rapid diagnostic tests can be put into three main categories:

•

Acceptability: Rapid tests need to be acceptable to policymakers, clinicians, and patients. Tests need to have sufficient sensitivity and specificity and need to have an adequate predictive value. Ease-of-use is critical for point-of-care use by clinicians. Culturally appropriate specimens and credible results are important if rapid tests are to be accepted by patients.

•

Affordability: Many rapid diagnostic tests are more expensive than the tests or syndromic algorithms they are intended to replace. Decreasing per-test costs, carefully designing diagnostic algorithms, and educating end users about the cost-savings of more efficient use of therapeutic drugs are important means of maximizing rapid test affordability.

•

Availability: Rapid diagnostic tests are not always available in developing countries. Most tests have limited shelf lives, and many countries have weak public and private sector procurement and distribution systems. The consistency and quality of imported tests can also be issues. To address these constraints, local government regulations, quality assurance, shelf life testing, and distribution systems all need to be assessed and improved. The Company will initially control all of the manufacturing of its Target System test cartridges and Desk Top Analyzer and SPARKS Mobile Analyzer in conjunction with Montecito.

Intellectual Property

The Company’s products include a previously FDA-cleared VT-1000 Desktop Analyzer and more than a dozen previously FDA 510(k)-cleared tests. The Company holds the rights in perpetuity to a number of pending USPTO Patent Applications on the Company’s products, as well as methods for future test development.

USPTO and International Patent Pending Applications:

The Company acquired exclusive rights in perpetuity to certain USPTO Patent Applications in the area of Infectious Diseases through a License Agreement with Montecito BioSciences, Ltd. The Company is currently prosecuting its pending USPTO Patents Applications under the following applications numbers:

Application #	Description	Date Filed in US	Date Published
US2006051348 - 11/221,252	Method of Producing a Plurality of Isolated Antibodies	September 7, 2005	March 9, 2006
US2006052948 - 11/221,038	Method of Producing Drugs, Targeting Moieties or Diagnostics	September 7, 2005	March 9, 2006
US11/856,925	Method for Determining the Immune State of a Subject	September 18, 2007	April 10, 2008
US11/924,033 [1]	Portable Apparatus for Improved Sample Analysis	September 27, 2006	May 15, 2008

[1] Patent Application US11/924,033 is being prosecuted worldwide. EPO Application No. 07854420.2 has been filed in the following designee countries; Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Liechtenstein, Turkey and the United Kingdom. In addition, the Company filed to prosecute its Patent Pending Application in China through NPA International, Inc., and with the U.S. Office of China SINDA Intellectual Property Ltd. under the Chinese Patent Application No. 200780039901.X, and is published under the publication No. CN 1015558302A in No. 41 of Vol. 25 of Patent Gazette. The Company filed in Hong Kong its Hong Kong Patent Application No. 10103654.9. The Company filed in India under a New Indian Patent Application based on the PCT Application No. PCT/US2007/082499.

For further information on the exclusive license of these Patent Applications, and the complete text of the License Agreement and subsequent Modification, please refer to Exhibits 10.20 and 10.22, respectively, to the Company’s Current Report filed November 15, 2012 on Form 8-K, which is incorporated by reference.

The Company considers its US Patent Application US 11/924,033 “Portable Apparatus for Improved Sample Analysis” an important Patent Application for the potential protection of its Test Platform and its mobile version of its VT-1000 Desktop Analyzer. The US Patent Application US 11/924,033 “Portable Apparatus for Improved Sample Analysis” was filed to protect the process of testing with the Company’s Target Antigen Detection System Cartridge and a mobile version of the Company’s VT-1000 Desktop Analyzer. Currently, Patent Application US 11/924,033 is the only Patent Application that the Company has sought to protect outside of the U.S. However, the Company intends to seek Intellectual Property protection for all of its products, both domestically and internationally. Moreover, the Company intends to seek Intellectual Property protection for all supporting products such as novel biomarker candidates, antibodies, proteins, and diagnostic tests surrounding the Company’s core indication areas, in order to create a barrier to entry for its competitors.

The Company retained the services of Marathon Patent Group to perform an analysis of the Company’s intellectual property (“Patent Report”). The Patent Report, included in this filing as Exhibit 99.2, was issued on April 1, 2013, and was intended to inform the Company and its shareholders of the accurate and current state of the commercial patent pending coverage and where possible to identify the existence of novel and patentable inventions present in the current innovation initiative. The Patent Report concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect the Company’s inventions and innovations. As a result, the Company has initiated the drafting of a minimum of one (potentially two) additional USPTO and International patent applications.

There can be no assurance that the Company will be granted patents for any of the patent applications it has filed with the USPTO.

USPTO Patent Applications Abstracts

Following are the Company’s Patent Application Abstracts, which provide information on the methods and practice underlying Company’s pending the Patent Application(s):

Abstract to U.S. Patent Application No. 11/221,252 “Method of Producing a Plurality of Isolated Antibodies to a Plurality of Cognate Antigens”

The present invention relates to a method for producing high affinity antibodies that are antigen-specific. The method involves binding a plurality of antibody-producing B-cells from a mammal to a plurality of cognate antigens; sorting the bound antibody-producing B-cell and cognate antigen; amplifying nucleic acid sequences encoding each antibody, or fragment thereof, from the B-cells; and expressing the each antibody in a protein expression system. Antibodies produced in this manner are useful in diagnostic and therapeutic applications.

Abstract to U.S. Patent Application No. 11/221,038 “Method of Identifying Drugs, Targeting Moieties or Diagnostics”

The present invention relates to a method for identifying a binding agent or epitope for use in drug design, drug targeting or diagnostics. The method employs contacting and sorting binding agents and cognate epitopes from collections thereof, characterizing the binding agent and cognate epitope, detecting the level or location of the epitope in a sample using the binding agent, and correlating the level or location of the epitope in the sample with the presence or stage of a disease or condition to identify novel drugs, targeting moieties, or diagnostic agents.

Abstract to U.S. Patent Application No. 11/856,925 “Method for Determining the Immune Status of a Subject”

The present invention is a method for using levels of soluble Clusters of Differentiation (CD) proteins, or cell surface-localized CD proteins extracted from T lymphocytes for determining the immune status of a subject. The present invention also a kit containing a CD protein extraction means and at least one antibody which specifically binds a CD protein for use in carrying out the method of the invention.

Abstract to U.S. Patent Application No. 11/924,033 “Portable Apparatus for Improved Sample Analysis”

The present invention is an improved apparatus for sample analysis. The apparatus employs an assay component containing a membrane having one or a plurality of analyte-specific binding agents attached thereto, a means for absorbing liquid, and a piston means for drawing analytes through said membrane into said means for absorbing liquid. The apparatus is configured to be portable and provide a detector for detecting binding of an analyte to an analyte- specific binding agent, a plurality of data acquisition components, and a computer for integrating, analyzing and storing the detected analyte specific binding and acquired data.

Expired Patents:

The Target System and certain of its related components were previously issued patents by the USPTO. The following previously-issued patents have expired:

USPTO Patent #	Description	Date Filed in US	Date Expired
US4,748,042	Target Ringing & Spotting Machine (method and Apparatus for Imprinting membrane with pattern of antibody)	May 31, 1988	May 31, 2008
US4,797,260	Target Cassette (Antibody testing system)	January 10, 1989	January 1, 2009
US5,137,691	Target Cassette with Removable Air Gap (Antibody testing system with removable air gap)	August 11, 1992	August 11, 2012

The Company’s Previously FDA-Cleared Tests

The Company acquired the exclusive rights in perpetuity to the following FDA-approved 510(k) tests (the “Tests”) through an Assignment Agreement with Montecito BioSciences, Ltd.:

Device Name	510(k) Number
Rotacube (Rotavirus)	K884017
Rubella-Cube TM	K892051
Cmv-Cube TM	K884842
Blue Dot Test for Pregnancy	K884017
First Sign (Pregnancy, Hcg)	K973208
V-Trend Target Im Test (infect mononucleosis)	K890041
Target Strep A (Streptococcus Spp.)	K8800460
Target Aso Test	K910073
Target Hcg	K914303
Target Quantitative Hog One Step	K903937
V-Trend Target Rf Test	K904105
Target Quantitative Hcg	K890131
Target Reader	K885254

For further information on the exclusive rights to these Tests, and the complete text of the Assignment Agreement and subsequent Modification, please refer to Exhibits 10.19 and 10.21, respectively, to the Company’s Current Report filed November 15, 2012 on Form 8-K, which is incorporated by reference.

It is expected that after successful re-introduction of the Target System and the introduction of its novel PROMISE CD4 immune status test, additional tests will be developed and protected by the Company. Generally, the Company and Montecito BioSciences, Ltd. will own improvements to the basic technology platform in exclusivity.

Trademarks

The Company will also utilize trademark applications to protect its Intellectual Property that may not be suitable for patent protection. Unlike patent applications, which in many cases must be filed in advance of a particular date, there is no specific date by which a trademark application must be filed. Instead, the time constraint is in a different direction. In the United States an ordinary so-called “use” trademark application can only be filed after the goods or services have been in interstate commerce.

Government Regulations

The long legal journey toward medical device regulation began with the Pure Food and Drugs Act of 1906. Medical devices were not included, as no one envisioned how technology would grow increasingly complex, and would ultimately require regulation.

The Medical Device Amendments of 1976 gave FDA authority to ensure the safety and effectiveness of a range of life-saving medical devices, while also protecting the public from fraudulent devices. The Amendments:

•	defined a medical device,
•	established three device classes (I, II, and III),
•	identified pathways to market,
•	established Advisory Panels, and

•	set clinical investigation requirements.

Subsequent legislation strengthened the FDA’s regulatory authority. The following table identifies the legislation and significance for the Major Medical Device:

Legislation	Significance
Safe Medical Devices Act of 1990	•	established Quality System requirements
	•	supported post market surveillance
	•	allowed FDA discretion for PMAs brought to panel
FDA Modernization Act of 1997	•	supported for early collaboration, expanded Class I and Class II exemptions
	•	set the “least burdensome provision”*
	•	supported dispute resolution
	•	established evaluation of automatic Class III designation (giving the sponsor the opportunity to request lower classification due to a minimal risk device, known as “de novo” review)
	•	mandated free and open participation by all interested persons
Medical Device User Fee and Modernization Act (MDUFMA) of 2002	•	established a fee schedule for most types of device submissions to achieve shorter review times
	•	requires FDA to include pediatric experts on the panel for a product intended for pediatric use
FDA Modernization Act of 2007	•	reauthorized and expanded MDUFMA

The least burdensome provision allows industry and FDA to consider the least burdensome appropriate means of evaluating a device’s effectiveness when there is a reasonable likelihood of its approval. The intent is to help expedite the availability of new device technologies without compromising scientific integrity in the decision-making process or FDA’s ability to protect the public health. This provision does not lower the standard for premarket clearance.

Medical Devices: Defined

The definition has several components. A medical device:

•	diagnoses, cures, lessens, treats, or prevents disease
•	affects the function or structure of the body
•	does not achieve primary intended purposes through chemical action

FDA’s Center for Devices and Radiological Health regulates companies that design, manufacture, repackage, relabeling, and/or import medical devices into the United States. The agency does not regulate the practice of medicine – how and which physicians can use a device. The only exception is FDA’s regulation of mammography facilities under the Mammography Quality Standards Act.

Combination Products

Combination products are therapeutic and diagnostic products that combine drugs, devices, and/or biological products. The term acknowledges the role technological advancements have made in merging medical product types. Examples of combination products include a drug-eluting stent, a nicotine patch, and surgical mesh with antibiotic coating, prefilled syringes, and a steroid-eluting pacing lead.

Combination products raise regulatory challenges because they involve components that were normally regulated under different types of authorities and often by different FDA Centers. Differences in regulatory pathways for each component can affect the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, and post-approval modifications.

Three classes of regulatory control

The three device classes are based on the degree of regulatory control necessary to ensure their safety and effectiveness:

Class I:	devices present a low risk of harm to the user and are subject to general controls that are sufficient to protect the user. Most are exempt from the regulatory process.

Examples: non-powered breast pumps, elastic bandages, tongue depressors, examination gloves, most hearing aids, arm slings, microbial analyzers, keratoscopes

Class II:	devices are more complicated and require special controls for labeling, guidance, tracking, design, performance standards, and post market monitoring. Most require Premarket Notification 510(k).

Examples: powered wheelchairs, CT scanners, and contact lens care products, endolymphatic shunts

Class III:

devices usually sustain or support life, are implanted, or present potential unreasonable risk of illness or injury. They have the toughest regulatory controls. Most of these devices require Premarket Approval because general and special controls alone cannot reasonably assure their safety and effectiveness.

Examples: pacemakers, implanted weight loss devices, non-invasive glucose testing devices, medical imaging analyzers, cochlear implants, breast implants

FDA Review of Medical Devices

Investigational Device Exemptions (IDE)

An IDE allows an investigational device to be used in a clinical study to collect the safety and effectiveness data required for a Premarket Approval (PMA) application or a Premarket Notification (510(k)) submission to FDA. Both FDA and an Institutional Review Board (IRB) must approve clinical studies with devices of significant risk before the study can begin. Studies with devices posing non-significant risk must be approved by an IRB before the study can begin.

FDA observes a 30-day review period for IDE applications. The agency focuses its review on the data provided to demonstrate the safety and anticipated benefits of the device for use in humans, as well as the scientific validity of the proposed clinical trial protocol.

Following clinical studies, a device’s journey to market can take one of four major pathways:

1.	Investigational Device Exemptions (IDE)
2.	Premarket Notification (510(k))
3.	Premarket Approval Application (PMA)
4.	Humanitarian Device Exemption (HDE)

Premarket Notification (510(k))

510(k) is required when demonstrating substantial equivalence to a legally marketed device, when making significant modifications to a marketed device, and when a person required to register with FDA introduces a device for the first time. If a device requires the submission of a 510(k), it cannot be commercially distributed until the FDA authorizes it.

Substantial Equivalence

A device is substantially equivalent (SE) if it has the same intended use and same technological characteristics as a legally marketed device, known as the predicate. A legally marketed device:

1.	was legally marketed prior to May 28, 1976 (“pre-amendments device”), for which a PMA is not required,
or
2.	was reclassified from Class III to Class II or Class I,
or
3.	was found SE through the 510(k) process.

Applicants must compare their device to one or more similar legally marketed devices and make and support their SE claims. If the device is SE to a predicate, it is placed in the same class. If it is not SE, it becomes non-SE and is placed into Class III.

Examples of 510(k)s include x-ray machines, dialysis machines, fetal monitors, lithotripsy machines, and muscle stimulators.

Premarket Approval (PMA)

PMA refers to the scientific and regulatory review necessary to evaluate the safety and effectiveness of Class III devices or devices that were found not substantially equivalent to a Class I or II predicate through the 510(k) process.

PMA is the most involved process. To reasonably assure that a device is safe and effective, PMA requires valid scientific evidence that the probable benefits to health from the intended use of a device outweigh the probable risks, and that the device will significantly help a large portion of the target population. Sources of valid scientific evidence may include well controlled investigations, partially controlled studies, historical controls, well documented case histories by qualified experts, and robust human experience.

Independence is an important concept for PMAs, meaning that each PMA should establish the safety and effectiveness of the device under review, and that data about one device cannot be used to support another. Examples of PMAs include digital mammography, minimally invasive and non-invasive glucose testing devices, implanted defibrillators, and implantable middle ear devices.

Summary Comparison of 510(k) and PMA

510(k) Submissions		PMA Submissions
•	primarily for Class II devices	•	primarily for Class III devices
•	a Class I or II pre-amendment or legally marketed device (predicate) exists	•	a Class I or II pre-amendment or legally marketed device (predicate) does not exist
•	third party review option is available for devices not requiring clinical data	•	device is life supporting and/or has potential risk to patient
•	documented proof of Substantial Equivalence to a predicate is required	•	documented safety and effectiveness data for the device is required

Humanitarian Device Exemption (HDE)

An HDE is a device that is intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals in the United States per year. HDEs are exempt from requirements to demonstrate effectiveness. Still, they must pose no unreasonable risks, or at least the probable benefits should outweigh the risks. And the device must be used at a facility with an Institutional Review Board.

HDEs provide a powerful incentive for device manufacturers to develop devices that help diagnose or treat patients with rare conditions. Otherwise, a company’s research and development costs would likely exceed the market returns for serving such small patient populations.

Examples of HDEs include a fetal bladder stent, iris replacement, radioactive microspheres for cancer treatment, and semi-constructed finger joints.

Post-Approval Studies

The FDA can impose requirements at the time of approval of a PMA or HDE, or by regulation afterwards. One requirement may be the need for post-approval studies. The CDRH Post-Approval Studies Program helps ensure that well designed post-approval studies are conducted effectively and efficiently and in the least burdensome manner. Post-approval studies should not be used to evaluate unresolved premarket issues that are important to the initial establishment of device safety and effectiveness.

With post-approval studies, FDA can evaluate device performance and potential problems when the device is used more widely than in clinical trials and over a longer period of time. This allows FDA to build in accountability and gather essential post market information, including:

•	longer-term performance of the device (for example, effects of re-treatments and product changes)
•	community performance (clinicians and patients)
•	effectiveness of training programs
•	sub-group performance
•	outcomes of concern – real and potential

Manufacturing

The Company does not intend to manufacture in house for at least three years, with the exception of prototype and small batch production of tests for clinical trials and in-house testing. The Company is required to use manufacturers who operate under Good Manufacturing Practices (“GMP”).

A GMP is a production and testing practice that helps to ensure a quality product. Many countries have legislated that pharmaceutical and medical device companies must follow GMP procedures, and have created their own GMP guidelines that correspond with their legislation. Basic concepts of all of these guidelines remain more or less similar to the ultimate goals of safeguarding the health of the patient as well as producing good quality medicine, medical devices or active pharmaceutical products. In the U.S. a drug may be deemed adulterated if it has passed all of the specifications tests but is found to be manufactured in a condition which violates current good manufacturing practice guidelines. Therefore, complying with GMP is a mandatory aspect in pharmaceutical manufacturing.

Although there are a number of them, all guidelines follow a few basic principles:

a.	Manufacturing processes are clearly defined and controlled. All critical processes are validated to ensure consistency and compliance with specifications.
b.	Manufacturing processes are controlled, and any changes to the process are evaluated. Changes that have an impact on the quality of the drug are validated as necessary.
c.	Instructions and procedures are written in clear and unambiguous language. (Good Documentation Practices)
d.	Operators are trained to carry out and document procedures.
e.

Records are made, manually or by instruments, during manufacture that demonstrate that all the steps required by the defined procedures and instructions were in fact taken and that the quantity and quality of the drug was as expected. Deviations are investigated and documented.

f.	Records of manufacture (including distribution) that enable the complete history of a batch to be traced are retained in a comprehensible and accessible form.
g.	The distribution of the drugs minimizes any risk to their quality.
h.	A system is available for recalling any batch of drug from sale or supply.
i.	Complaints about marketed drugs are examined, the causes of quality defects are investigated, and appropriate measures are taken with respect to the defective drugs and to prevent recurrence.
j.

GMP guidelines are not prescriptive instructions on how to manufacture products. They are a series of general principles that must be observed during manufacturing. When a company is setting up its quality program and manufacturing process, there may be many ways it can fulfill GMP requirements. It is the company’s responsibility to determine the most effective and efficient quality process.

Food & Drug Administration (“FDA”) and International Regulatory recognition of GMP [1]

GMPs are enforced in the United States by the US FDA, under Section 501(B) of the 1938 Food, Drug, and Cosmetic Act (21 USCS § 351). The regulations use the phrase “current good manufacturing practices” (“cGMP”) to describe these guidelines. Courts may theoretically hold that a drug product is adulterated even if there is no specific regulatory requirement that was violated as long as the process was not performed according to industry standards. As of June 2010, a different set of cGMP requirements apply to all manufacturers of dietary supplements.

The World Health Organization (“WHO”) version of GMP is used by pharmaceutical regulators and the pharmaceutical industry in over one hundred countries worldwide, primarily in the developing world. The European Union’s GMP enforces similar requirements to the WHO GMP, as does the Food and Drug Administration’s version in the US. Similar GMPs are used in other countries, with Australia, Canada, Japan, Singapore, Philippines and others having highly developed/sophisticated GMP requirements. In the United Kingdom, the Medicines Act (1968) covers most aspects of GMP in what is commonly referred to as “The Orange Guide”, which is named so because of the color of its cover; it is officially known as Rules and Guidance for Pharmaceutical Manufacturers and Distributors.

Since the 1999 publication of GMPs for Active Pharmaceutical Ingredients, by the International Conference on Harmonization (ICH), GMPs now apply in those countries and trade groupings that are signatories to ICH (the EU, Japan and the U.S.), and applies in other countries (e.g., Australia, Canada, Singapore) which adopt ICH guidelines for the manufacture and testing of active raw materials.

[1] Source: “Guideline Versions”, Good Manufacturing Practices, Wikipedia, 2012.

Distribution

As the Company is still in the development stages and has not yet commenced commercial operations, it has yet to develop methods of distribution for its products beyond the business plan stage.

In order to commercially sell the Company’s VT-1000 Desktop Analyzer, the Company must have it manufactured under GMP. The Company can and will provide demonstrations of its VT-1000 Desktop Analyzer capabilities to potential customers.

The Company will need to secure additional capitalization before it can acquire additional antibody markers, produce additional Target System cartridges or produce its VT-1000 Desktop Analyzer under GMP.

Principal Suppliers

Corder Engineering, LLC: Located in Chesterton, Indiana, Corder Engineering provides the Company with engineering services related to the Company’s medical testing equipment, and manufactured the Company’s evaluation units, including software, hardware and instrumentation.

Meyers Stevens Group, Inc.: Located in Montebello, California, Meyers Stevens Group manufactures and supplies the Company’s diagnostic assays related to the Company’s medical testing equipment.

The Company relies upon these suppliers to provide all of its test cartridges and materials used in association with the development of its products. If these suppliers were to cease providing test cartridges and materials to the Company, the Company’s ability to develop its products may be adversely affected.

Facilities

In addition to its corporate headquarters, the Company maintains operations at 1327 Ocean Avenue Suite B, Santa Monica, California 90401.

Employees

As of December 31, 2012, the Company had no employees, in addition to its directors and executive officers.

The Company currently has no employees, in addition to its directors and executive officers.

Research and Development

The Company has incurred $0 and $75,194 during 2012 and 2011, respectively, in expenditures relating to the research and development of its proprietary medical diagnostic equipment, including costs for consultants, costs to develop and manufacture prototype units, and assays, costs to conduct clinical trials, and costs incurred to develop new products.

Reports to Security Holders

The Company is not required to deliver an annual report to its stockholders, but will voluntarily send an annual report, together with the Company’s annual audited financial statements upon request. The Company is required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. The Company’s Securities and Exchange Commission filings are available to the public over the Internet at the SEC’s website at www.sec.gov.

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal executive offices are located at 2 Canal Park 5th Floor Cambridge, MA 02141, with operations at 1327 Ocean Avenue, Suite B, Santa Monica, CA 90401. The Company currently rents the Canal Park space for approximately $300 a month, and sub-leases the Ocean Avenue space for $1,000 per month. Currently, this space is sufficient to meet the Company’s needs. However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

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

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2012	$0.05	$0.05
September 30, 2012	$0.05	$0.05
June 30, 2012	$0.05	$0.05
March 31, 2012	$0.06	$0.06
December 31, 2011	$0.09	$0.06
September 30, 2011	$0.06	$0.06
June 30, 2011	$0.15	$0.15
March 31, 2011	$0.22	$0.22

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

On March 8, 2013, the Company was notified that the Securities and Exchange Commission (“SEC”) had suspended the trading of the Company’s securities for 10 days, until March 21, 2013. This temporary suspension of trading arose out of concerns that the Company had incorrectly stated within its public filings and press releases that certain components related to the Company’s Target Antigen Detection System (“Target System”) are patented, when these patents have expired.

The Company, after discussions with the SEC and with the Company’s counsel, has addressed any questions raised regarding the accuracy of assertions in the Company’s public filings. The Company has clarified the status of the patents in question, and the way in which the Company refers to its Target System components. The Company has also clarified that it currently has filed four Patent Applications with the USPTO, which are deemed “patent pending”, and the Company has disclosed that there are no guarantees that the patents will be granted. For additional information on the Company’s patent applications, please refer to the section entitled “Intellectual Property” contained within this Annual Report.

Pursuant to Rule 15c2-11 under the Exchange Act, at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 with FINRA. If any party has any questions as to whether or not the Company has complied with the rule, they should contact the staff in the Division of Trading and Markets, Office of Interpretation and Guidance, at (202) 551-5777.

The Company is required to file its Annual Report with the SEC for the purposes of satisfying its financial reporting requirements. However, in addition to the Company's reporting obligations, the Company must have a FINRA Member Market Maker file a 15c211 with FINRA in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets. These actions do not impact or otherwise affect the Company's results of operations or disclosures as set out in this Annual Report. The Company believes that this Annual Report fully complies with the requirements of the Securities Exchange Act of 1934, as amended and, in accordance with generally accepted accounting principles, that it fairly presents, in all material respects, the financial condition and results of operations of the Company as at the relevant dates. The Company anticipates the filing of a new Form 15c2-11 within the next 10 days.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for its common stock. Many brokers may be unwilling to engage in transactions in its common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Record Holders

The Company’s common shares are issued in registered form. Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121 (Telephone 801-274-1088, Facsimile 801-274-1099) is the registrar and transfer agent for the Company’s common shares.

As of December 31, 2012, pursuant to Action Stock Transfer Corp., the shareholders' list of the Company’s common shares showed 51 registered shareholders and 151,063,898 shares outstanding. The total number of shares outstanding stated in the Action Stock Transfer Corp. list of 151,063,898, which includes all common shares that have been recorded by the Company.

As of December 31, 2012, an aggregate of 835,803 shares of the Company’s preferred stock were issued and outstanding and are held by 4 shareholders. All preferred shares are convertible into the Company’s common stock at a conversion ratio of 20 shares of common stock and 20 warrants for each preferred share held (see Warrants).

Re-Purchase of Equity Securities

None.

Dividends

The Company has not declared any dividends on its common stock since the Company’s inception. There is no restriction in the Company’s Articles of Incorporation and Bylaws that will limit its ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Dividends are payable semi-annually on the Company’s preferred stock at a rate of 7% per annum. Dividends may be paid in kind, at the option of the Company, to the extent that if the Company is not legally permitted to distribute cash dividends, it shall pay dividends in the form of preferred shares equal to the amount of the dividend. No dividends have been declared on the Company’s preferred stock.

Equity Compensation Plan Information

On June 30, 2010, the board of directors of the Company adopted the 2010 Employee Stock Option Plan (the “2010 Plan”). Under the 2010 Plan, 2,800,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2010 plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2010 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options.

On October 1, 2010, the Company, under the 2010 Plan, granted the CEO of the Company qualified stock options to purchase 1,375,000 shares of the Company’s common stock at $0.10 per share for a period of 10 years. The options, which vested quarterly over a period of 18 months, were valued at $137,500, and have been fully expensed. On November 30, 2010, the Company, under the 2010 Plan, granted two officers of the Company qualified stock options to purchase 300,000 shares of the Company’s common stock at $0.25 per share for a period of 5 years. The options, which vested quarterly over a period of 18 months, were valued at $75,000, and have been fully expensed. On January 11, 2011, the Company, under the 2010 Plan, granted two consultants qualified stock options to purchase 225,000 shares of the Company’s common stock at $0.25 per share for a period of 5 years. The options, which vest quarterly over a period of 18 months, were valued at $56,250, and have been fully expensed. On February 28, 2011, the Company, under the 2010 Plan, granted the former Chief Financial Officer of the Company qualified stock options to purchase 50,000 shares of the Company’s common stock at $0.25 per share for a period of 5 years. The options, which vest quarterly over a period of 18 months, were valued at $12,500, and have been fully expensed, but were subsequently cancelled due to the holder’s death in October 2012. In connection with the total options granted, $281,250 was recorded as deferred compensation and amortized over a 12 to18 month period.

On March 26, 2011, the Company adopted and approved the 2011 Equity Incentive Plan (“the 2011 Plan”), wherein twenty million (20,000,000) restricted shares of common stock were reserved for issuance. The 2011 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. The 2011 Plan is currently administered by the Company’s board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. Under the 2011 Plan, no options have been granted.

As of December 31, 2012, the Company has granted options to purchase a total of 1,900,000 shares. In connection with the options granted, a total of $281,250 was recorded as deferred compensation.

Warrants

Prior to the Parallax Merger, and in connection with the issuance of 230,000 shares of preferred stock, warrants were issued to purchase 4,600,000 shares of common stock. Of these warrants, 4,000,000 were issued at an exercise price of $1.00 per share, and 600,000 were issued at an exercise price of $1.50 per share. The number of shares of common stock underlying the warrants and the exercise price were subject to adjustment upon certain events.

As part of the Merger Agreement, the warrants were adjusted at an exchange ratio of 3.633926 warrants for each warrant. As a result, the 4,600,000 warrants were converted to 16,716,061 warrants. In addition, the $1.00 exercise price was adjusted to $0.27518 per share, and the $1.50 exercise price was adjusted to $0.41278 per share:

As of December 31, 2012, the Company had 16,716,061 warrants issued and outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the year ended December 31, 2012.

Recent Sales of Unregistered Securities

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. (“Endeavor Holdings”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax Diagnostics, Inc, a Nevada corporation (“Parallax”) and the shareholders of Parallax (the “Parallax Shareholders”), whereby Endeavor Holdings acquired 24,870,000 shares of common stock (100%) of Parallax (the “Parallax Stock”) from the Parallax Shareholders. In exchange for the Parallax Stock, the Company issued 90,375,750 shares of its common stock to the Parallax Shareholders. The 90,375,750 shares, issued at par value $.001, represent approximately 60% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012. On October 27, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Registrant took place. The complete text to the Merger Agreement is incorporated by reference to Exhibit 2.1 of the Company’s Current Report filed on Form 8-K November 15, 2012.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2011 and December 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The Company was incorporated in the State of Nevada on July 6, 2005, and began its development activities in the field of online website design and commerce. In September 2007, it merged with Endeavor Uranium, Inc. and began activities in the mineral exploration field, with mineral properties in the northwestern United States. Furthering the Company’s development, on December 23, 2008, the Company entered into a Joint Venture Agreement with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells, and changed its operating name to Endeavor Power Corporation. The Company’s development activities in oil and gas exploration continued until November, 2010.

In November 2010, management assessed a potential business opportunity and determined that in an effort to create value for its Shareholders, the Company should change its business direction. On November 8, 2010, the Company discontinued its operations in its working interests in oil and gas exploration and changed its operating focus to the development of E-Waste processing services aimed at industrial and government clients. The Company’s new direction sought to limit the impact of discarded “E-Waste” on the environment, as discarded computers and electronic equipment pose environmental hazards. However, in accordance with a change in management effective September 27, 2011, the Company’s business operations changed, and its activities in the e-waste were discontinued.

The Company began developing activities in managerial services, and pursued potential funding opportunities for the Company. It also retained consultants to perform due diligence on certain mining properties located in Venezuela, Brazil, Bolivia, Guyana and several other South American countries. Management, however, determined that the outcome of such due diligence did not provide the Company a viable opportunity, and that it did not provide sufficient economic benefit for the Company. Management therefore ceased its due diligence, and continued its operations in managerial services whilst pursuing other viable business opportunities to increase shareholder value.

During 2012, the Company’s management entered discussions and assessed a potential business opportunity with Parallax Diagnostics, Inc., a Nevada corporation (“Parallax’), whose principal business is in the bio-medical sector. More specifically, Parallax is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease. Parallax, in its development stage, holds the right, title, and interest to certain FDA 510(k) approved tests in perpetuity. In addition, Parallax acquired the exclusive license to a suite of medical devices, tests and utility processes in perpetuity.

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax and the shareholders of Parallax. As a result of the transactions effected by the Merger Agreement, (i) Parallax merged with and into Endeavor Holdings whereupon Endeavor Holdings continued as the surviving entity and the corporate existence of Parallax ceased; (ii) the former business of Parallax is now the Company’s primary business, (iii) the Company’s existing business in managerial services will continue as ancillary operations, and (iv) there is a change of control whereby the former shareholders of Parallax now own a controlling 60% ownership interest in the Company on a fully diluted basis. On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), a wholly owned subsidiary of Endeavor Power Corporation.

About Parallax
Parallax was incorporated in the state of Delaware on December 30, 2008 under the name Roth Kline, Inc. (“Roth Kline”). In September 2010, Roth Kline acquired the exclusive rights to certain FDA 510(k) approved tests from Montecito BioSciences, Ltd., a Nevada corporation (“Montecito”), in perpetuity, in exchange for royalties and equity (the “Assignment”). In addition, Roth Kline acquired the exclusive license to Montecito’s Patent Pending Applications for a suite of proprietary medical devices, tests and utility processes from Montecito in perpetuity, in exchange for royalties and equity (the ‘License”). The Assignment and License agreements were modified in September 2011, to increase the royalty percentages due to Montecito (the “Modifications”). On December 29, 2010, Roth Kline changed its name to Parallax Diagnostics, Inc. On January 11, 2011 (the “Closing Date”), Parallax entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with ABC Acquisition Corp. (“ABC”) a fully reporting Nevada corporation. On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, (i) ABC acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of its common stock. Parallax merged with and into ABC whereupon ABC continued as the surviving entity and the corporate existence of Parallax ceased (the “ABC Merger”). Subsequent to the Closing Date, ABC changed its name to Parallax Diagnostics, Inc.
38

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At December 31, 2012 the Company has not yet commenced its principal operations, which is in the bio-medical and diagnostics sector.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 and 2011, which are included herein. The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

As a result of the Share Exchange, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESI, and ESI is the legal subsidiary/accounting parent of the Company. The Share Exchange has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the historical and cumulative financial information are a continuation of the financial information of the legal subsidiary, ESI. For cumulative purposes, the date of inception is that of ESI, December 30, 2008.

	For the year ended December 31,		Cumulative From December 30, 2008 (inception) to December 31, 2012
	2012	2011
Revenue	$-	$-	$-
Cost of Sales	-	-	-
Gross profit (loss)	-	-	-
General and administrative expenses	482,568	409,457	1,066,126
Operating (loss)	(482,568)	(409,457)	(1,066,126)
Depreciation and amortization	(18,550)	(11,946)	(30,496)
Amortization of deferred compensation	(42,370)	(238,880)	(281,250)
Interest expense	(11,180)	-	(11,180)
Net (loss)	$(554,668)	$(660,283)	$(1,389,052)

General and Administrative Expenses

During the year ended December 31, 2012, the Company incurred operating expenses related to continuing operations in the amount of $482,568, compared with $409,457 during the year ended December 31, 2011. The increase in operating expenses in the amount of $73,111 is attributable to:

•

an increase in legal, accounting and consulting services of $28,503, due to a decrease in legal costs of $26,082 resulting from legal costs incurred in 2011 related to mergers and product development that were not incurred in 2012; a decrease in accounting fees of $41,250 resulting from a change in accounting department staffing; an increase in management fees of $150,000 due to a new consulting agreement entered into in January 2012; a decrease in consulting fees of $54,165 due to certain consulting fees incurred in 2011, that were not repeated in the current year;

•

an increase in management salaries and fees, and related taxes and benefits of $14,213, due to an increase of $13,847 in salaries resulting from a contractual increase in the base salary for the Company’s CEO; and an increase in related taxes and benefits of $366;

39

•

an increase in travel, meals and entertainment of $7,624 resulting from an increase of $5,043 in travel expenses and an increase of $2,581 in meals and entertainment, due to additional expenses incurred in 2012 related to investor relations and seeking funding; and

•

an increase in office supplies and miscellaneous expenses of $22,771, due to an increase in filing fees of $16,962 due to additional SEC filings made in 2012 that were not made in 2011; an increase in escrow account fees due to funding received in escrow in 2012 resulting in an escrow fee of $3,500 that was not incurred in 2011; and an increase in general office expenses of $2,309.

	For the year ended
General and Administrative Expenses	December 31,
	2012	2011	Variances
Legal, accounting, and management services	$191,505	$163,002	$28,503
Salaries, taxes and benefits	236,724	222,511	14,213
Travel, meals and entertainment	22,360	14,738	7,624
Office supplies and miscellaneous expenses	31,979	9,208	22,771
Total general and administrative expenses	$482,568	$409,457	$73,111

Net Loss

During the year ended December 31, 2012, the Company incurred a net loss of $554,668 compared with a net loss of $660,283 for the year ended December 31, 2011. The decrease in net loss of $105,615 is attributable to a decrease in stock option amortization of $196,510 resulting from stock options fully amortized in 2012, compared to a full year of amortization in 2011; an increase in general and administrative expenses of $73,111; an increase in depreciation expense of $6,604 and an increase in interest expense of $11,180.

Liquidity and Capital Resources

Working Capital
	At December 31,		Increase
	2012	2011	(Decrease)
Current Assets	$9,397	$136,066	$(126,669)
Current Liabilities	713,987	374,677	339,310
Working Capital (Deficit)	$(704,590)	$(238,611)	$(465,979)

As at December 31, 2012, the Company had cash in the amount of $9,397 compared to $136,066 as of December 31, 2011.

The Company had a working capital deficit of $704,590 as of December 31, 2012, compared to a working capital deficit of $238,611 at December 31, 2011. The increase in working capital deficit of $465,979 is primarily attributable to a decrease in cash of $126,669; additional debt acquired as a result of the merger of $290,044; a decrease in accounts payable and accrued expenses of $676; a decrease in notes payable of $144,000 due to the assignment of short-term debt to long-term related party loans; and an increase in related party payable of $193,942.

During the year ended December 31, 2012, the Company received $100,000 in proceeds from the issuance of 10,000 shares of preferred stock at $10 per share. No other proceeds were received from the issuance of the Company’s common stock or other equity instruments.

40

Cash Flows	For the year ended December 31,		Increase (Decrease)

	2012	2011

Net Cash Provided by (used in) Operating Activities	$(238,983)	$(228,816)	$(10,167)
Net Cash Provided by (used in) Investing Activities	(2,186)	(51,393)	49,207
Net Cash Provided by Financing Activities	114,500	416,275	(301,775)

Increase (Decrease) in Cash	$(126,669)	$136,066	$(262,735)

Cash Flows from Operating Activities

During the year ended December 31, 2012, the Company used $238,983 of cash flow for operating activities, compared with $228,816 for the year ended December 31, 2011. The decrease in cash used for operating activities of $10,167 is primarily attributable to a reduction in the net loss from operations of $105,615, an increase in depreciation of $6,604, an increase in stock compensation of $5,000, a decrease in stock option amortization of $196,510, a decrease in accounts payable and accrued expenses of $30,370 and an increase in related party payables of $99,494.

Cash Flows from Investing Activities

During the years ended December 31, 2012 the Company used $2,186 of cash flow for investing activities, compared with $51,393 for the year ended December 31, 2011. The decrease in cash used for investing activities of $49,207 is attributable to the reduction in the purchase of equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2012, the Company was provided with $114,500 of cash flow from financing activities compared with $416,275 during the year ended December 31, 2011. The decrease in cash flows provided from financing activities of $301,775 is attributable to an increase in related party loans of $500, a reduction in repayments of related party loans of $1,450, a reduction in the proceeds from the sale of preferred stock of $300,000, a reduction of $3,600 in cash received related to mergers and acquisitions, and the reduction in subscriptions received of $125.

Future Financings

The Company will require additional financing in order to proceed with its plan of operations, including approximately $2,000,000 over the next 12 months to pay for its ongoing expenses. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that any party will advance additional funds to the Company in order to enable the Company to sustain its plan of operations or to repay its liabilities. There can be no assurance that raising the desired amount of financing will enable the Company successfully to complete its plan of operations.

On January 10, 2013, the Company entered into a consulting agreement with Capital Group Communications, Inc. (“CGC”) for certain financial advisory services (the “CGC Agreement”). The term of the CGC Agreement is for a period of twelve months, and contains consideration for such advisory services in the form of 1,500,000 shares of the Company’s restricted common stock (the “CGC shares”) at a par value of $0.001 per share. The Company has retained the services of CGC to develop investor recognition and awareness of the Company in the public capital marketsand to represent the Company in investors' communications and public relations and to consult with management concerning such Company activities.

41

The Company anticipates continuing to rely on equity sales of its common stock in order to continue to fund its business operations. Issuances of additional shares will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund its planned business activities.

Personnel

As of December 31, 2012, the Company had no employees in addition to its executive officers and directors. Currently, the Company has no employees in addition to its executive officers and directors.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide tabular disclosure obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities as a going concern in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at December 31, 2012, the Company had a working capital deficit of $704,590, and an accumulated deficit of $1,389,052. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated audited financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its consolidated financial statements.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and
42

adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”). All significant inter-company accounts and transactions have been eliminated.

In November 2012, the Company acquired 100% of ESI’s common stock in exchange for, among other things, approximately 60% of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESI, and ESI is the legal subsidiary/accounting parent of the Company. The Share Exchange has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the consolidated financial statements’ historical and cumulative data are a continuation of the financial statements of the legal subsidiary, ESI. For cumulative purposes, the date of inception is that of ESI, December 30, 2008.

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

43

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

Impairment Testing-Intangibles: Issued in July 2012, ASU 2012-02 reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment, and improves consistency in impairment testing guidance among long-lived asset categories. The amendments will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

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

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following consolidated audited financial statements are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firms	F-1-F-2

Consolidated Balance Sheets as at December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from inception (December 30, 2008) to December 31, 2012	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from inception (December 30, 2008) to December 31, 2012.	F -5

Consolidated Statement of Cash Flows for the years ended December 31, 2012 and 2011, and from inception (December 30, 2008) to December 31, 2012	F-6

Notes to the Consolidated Financial Statements for the years ended December 31, 2012 and 2011.	F-7

44

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Endeavor Power Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Endeavor Power Corp. (A Development Stage Company) as of December 31, 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2012 and since inception on December 30, 2008 through December 31, 2012. Endeavor Power Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from December 30, 2008 (date of inception) to December 31, 2011 were audited by other auditors whose report dated March 27, 2012 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Power Corp (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2012 and 2011 and since inception on December 30, 2008 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared with a restatement of the 2011 numbers. As discussed in Note 13 to the consolidated financial statements, the Company has restated the December 31, 2011 consolidated financial statements. Management’s reasons for this change and the effects of this change are also described in Note 13.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 16, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
PARALLAX DIAGNOSTICS INC.

We have audited the accompanying balance sheets of PARALLAX DIAGNOSTICS, INC. (the “Company”) as of December 31, 2011 and 2010, the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the cash flows for period beginning December 30, 2008 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARALLAX DIAGNOSTICS INC. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the period aforementioned in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA
March 27, 2012

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$9,397	$136,066

Total current assets	9,397	136,066

Property and equipment, net	26,417	41,114

Intangible assets, net	21,250	22,916

TOTAL ASSETS	$57,064	$200,096

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$116,760	$64,316
Notes and loans payable	84,075	144,000
Related party payables	513,152	152,361

Total current liabilities	713,987	360,677

Related party loans	172,500	14,000

Total liabilities	886,487	374,677

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $.001 par, 10,000,000 shares authorized, 835,803, and 230,000 issued and outstanding at December 31, 2012 and 2011, respectively	836	22
Common Stock, 250,000,000 shares authorized, $.001 par, 151,063,898 and 28,145,000 issued and outstanding at December 31, 2012 and 2011, respectively	151,064	2,815
Additional paid in capital-preferred	499,164	399,978
Additional paid in capital-common	(91,435)	256,988
Accumulated deficit	(1,389,052)	(834,384)

Total stockholders’ (deficit)	(829,423)	(174,581)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$57,064	$200,096

The accompanying notes are an integral part of these financial statements

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended		Cumulative from December 30, 2008 (inception) to December 31, 2012

	December 31, 2012	December 31, 2011

Revenue	$-	$-	$-
Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	482,568	409,457	1,066,126

Operating (loss)	(482,568)	(409,457)	(1,066,126)

Other expenses
Depreciation and amortization	18,550	11,946	30,496
Amortization of deferred compensation	42,370	238,880	281,250
Interest expense	11,180	-	11,180

Total other expenses	72,100	250,826	322,926

Net (loss)	$(554,668)	$(660,283)	$(1,389,052)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	107,722,568	106,842,194

The accompanying notes are an integral part of these financial statements

ENDEAVOR POWER CORPORATION
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
PERIOD FROM DECEMBER 30, 2008 (INCEPTION) TO DECEMBER 31, 2012

									(DEFICIT) ACCUMULATED DURING THE EXPLORATION STAGE

	PREFERRED STOCK		COMMON STOCK		PAID IN CAPITAL		SUBSCRIPTIONS RECEIVABLE	DEFERRED COMP

	SHARES	AMOUNT	SHARES	AMOUNT	PREFERRED	COMMON				TOTAL

Balance, December 30, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Issuance of common stock to founders, December 2008			1,500	-		50	(50)		-	-

Net loss									(411)	(411)

Balance, December 31, 2008	-	-	1,500	-	-	50	(50)	-	(411)	(411)

Subscriptions received							50		-	50

Net loss									(132,050)	(132,050)

Balance, December 31, 2009	-	-	1,500	-	-	50	-	-	(132,461)	(132,411)

Surrender of stock to treasury			(1,500)	-					-	-

Issuance of common stock pursuant to Assignment Agreement, September, 2010			750	-		12,500			-	12,500

Issuance of common stock pursuant to License Agreement, September, 2010			750	-		12,500			-	12,500

Stock Split - @ 19,999			29,998,500	3,000		(3,000)			-	-

Recapitalization upon merger, December 2010				-		29,222			-	29,222

Issuance of common stock to officer for cash			125,000	13		112	(125)		-	-

Net loss	-			-					(41,640)	(41,640)

Balance, December 31, 2010	-	-	30,125,000	3,013	-	51,384	(125)	-	(174,101)	(119,829)

Recapitalization upon merger, January 2011			(2,000,000)	(200)		(53,274)			-	(53,474)

Issuance of stock options						281,250		(182,985)		98,265

Amortization of stock options								140,615		140,615

Issuance of preferred stock	220,000	22			399,978		(50,000)			350,000

Subscriptions received							50,125			50,000

Issuance of common stock as settlement of debt			20,000	2		19,998				20,000

Net loss									(660,283)	(660,283)

Balance, December 31, 2011	220,000	22	28,145,000	2,815	399,978	299,358	-	(42,370)	(834,384)	(174,581)

Amortization of stock options								42,370		42,370

Issuance of preferred stock	10,000	1			99,999					100,000

Issuance of common stock for services			75,000	8		4,992				5,000

Cancellation of common stock			(3,350,000)	(335)		335				-

Cancellation of related party debt						42,500		-		42,500

Recapitalization upon merger	605,803	813	126,193,898	148,576	(813)	(438,620)				(290,044)

Net loss									(554,668)	(554,668)

Balance, December 31, 2012	835,803	$836	151,063,898	$151,064	$499,164	$(91,435)	$-	$-	$(1,389,052)	$(829,423)

The accompanying notes are an integral part of these financial statements

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from December 30, 2008 (Inception) to December 31, 2012
	For the year ended

	December 31, 2012	December 31, 2011

Cash Flows from operations:
Net (loss)	$(554,668)	$(660,283)	$(1,389,052)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	16,883	10,279	27,162
Amortization expense	1,667	1,667	3,751
Stock compensation	5,000	-	5,000
Stock options / amortization of stock options	42,370	238,880	281,250
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(1,677)	28,693	199,877
Increase in related party payables	251,442	151,948	404,213

Net cash (used in) operating activities	(238,983)	(228,816)	(467,799)

Cash flows from investing activities:
Purchase of equipment	(2,186)	(51,393)	(53,579)

Net cash (used in) investing activities	(2,186)	(51,393)	(53,579)

Cash flows from financing activities:
Proceeds from related party loans	14,500	14,000	28,500
Repayment of related party loans	-	(1,450)	(1,450)
Proceeds from notes payable	-	-	-
Proceeds from issuance of preferred shares	100,000	400,000	500,000
Cash received upon merger	-	3,600	3,600
Subscription payment		125	125

Net cash provided by financing activities	114,500	416,275	530,775

Net increase (decrease) in cash	(126,669)	136,066	9,397

Cash - beginning of period	136,066	-	-

Cash - end of period	$9,397	$136,066	$9,397

NON-CASH ACTIVITIES
Recapitalization of equity upon merger	$290,044	$(53,474)	$265,792

Conversion of accounts payable to notes payable	$-	$-	$144,000

Conversion of debt into common stock	$-	$20,000	$20,000

Cancellation of related party debt	$43,500	$-	$43,500

Subscriptions receivable	$-	$-	$(125)

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ENDEAVOR POWER CORPORATION
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The accompanying audited consolidated financial statements of Endeavor Power Corporation have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At September 30, 2012, the Company has not yet commenced any operations. All activity from July 6, 2005 (date of inception) through December 31, 2012 relates to the Company’s formation and ongoing development.

Endeavor Power Corporation (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc., with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website. On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States. Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction. On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma. Effectively, on December 23, 2008, the Company changed its operating name to Endeavor Power Corporation.

In November 2010, management assessed a potential business opportunity and determined that in an effort to create value for its Shareholders, the Company should change its business direction. On November 8, 2010, the Company discontinued its operations in its working interests in oil and gas exploration and changed its operating focus to the development of E-Waste processing services aimed at industrial and government clients. The Company’s new direction sought to limit the impact of discarded “E-Waste” on the environment, as discarded computers and electronic equipment pose environmental hazards.

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

In accordance with a change in management effective September 27, 2011, the Company’s business operations changed. The Company intended to provide managerial services, and pursue potential funding opportunities for the Company. It also retained consultants to perform due diligence on certain mining properties located in Venezuela, Brazil, Bolivia, Guyana and several other South American countries. Management, however, determined that the outcome of such due diligence did not provide the Company a viable opportunity, and it did not provide sufficient economic benefit for the Company. Management has therefore ceased its due diligence and exploration of mining property opportunities, and pursued other viable business opportunities to increase shareholder market value, in addition to its ongoing operations in managerial services.

During 2012, the Company’s management entered discussions and assessed a potential business opportunity with Parallax Diagnostics, Inc., a Nevada corporation (“Parallax’), whose principal line of business is in the bio-medical sector. More specifically, Parallax is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.

On August 15, 2012, the Company entered into a non-binding Letter of Intent (“LOI”) with Parallax, that outlined the terms and conditions for a proposed merger of the companies as understood by their respective boards. The terms of the LOI included, but were not limited to, an exchange of common stock, and a replacement of management.

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. (“Endeavor Holdings”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax and the shareholders of Parallax (the “Parallax Shareholders”), whereby Endeavor Holdings acquired 100% (one hundred percent), or 24,870,000 shares, of Parallax common stock (the “Parallax Stock”) from the Parallax Shareholders (the “Parallax Merger”). In exchange for the Parallax Stock, the Company issued 90,375,750 shares of its common stock to the Parallax Shareholders. The 90,375,750 shares, issued at par value $.0001, represent approximately 60% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012. On October 27, 2012, the Common Stock Purchase Agreement was finalized, and a change in control took place.

As a result of the transactions effected by the Merger Agreement, (i) Parallax merged with and into Endeavor Holdings whereupon Endeavor Holdings continued as the surviving entity and the corporate existence of Parallax ceased; (ii) the former business of Parallax is now the Company’s primary business, (iii) the Company’s existing business activities will continue as ancillary operations, and (iv) there is a change of control whereby the former shareholders of Parallax now own a controlling 60% ownership interest in the Company on a fully diluted basis.

As a further condition of the Merger Agreement, the then-current officer and director of the Company, Mr. Gardner Williams, resigned from all positions, and Mr. J. Michael Redmond was appointed to serve as Chief Executive Officer and President of the Company, and also as a Director on the Board of Directors. Additionally, Ms. Calli Bucci was appointed to serve as the Company’s Treasurer and Chief Financial Officer, Mr. Kyle W. Withrow was appointed to serve as the Company’s Corporate Secretary, Dr. Roger Morris was appointed to serve as the Company’s Chief Science Officer, and Mr. Mike Contarino was appointed to serve as the Company’s Vice President. Mr. Edward W. Withrow III was appointed to serve as Executive Chairman of the Board of Directors, and Mr. Redmond, Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

About Parallax
Parallax was incorporated in the state of Delaware on December 30, 2008 under the name Roth Kline, Inc. (“Roth Kline”). In September 2010, Roth Kline acquired the right, title, and interest to certain FDA 510(k) cleared tests from Montecito BioSciences, Ltd., a Nevada corporation (“Montecito”), in perpetuity (the “Assignment”) in exchange for cash compensation in the form of royalties, and common stock. In addition, Roth Kline acquired the exclusive license to a suite of medical devices, tests and utility processes from Montecito in perpetuity (the ‘License”) in exchange for cash compensation in the form of royalties, and common stock. The Assignment and License agreements were modified in September 2011 to mitigate the payment terms, and increase the royalty percentages due to Montecito. On December 29, 2010, Roth Kline changed its name to Parallax Diagnostics, Inc. On January 11, 2011 (the “Closing Date”), Parallax entered into and closed a share exchange agreement (the “Share Exchange Agreement”) with ABC Acquisition Corp. (“ABC”) a Nevada corporation. On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement, (i) ABC acquired 100% of the issued and outstanding shares of common stock of Parallax in exchange for the issuance of 21,000,000 shares of its common stock. Parallax merged with and into ABC whereupon ABC continued as the surviving entity and the corporate existence of Parallax ceased (the “ABC Merger”). Subsequent to the Closing Date, ABC changed its name to Parallax Diagnostics, Inc.

On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), and is a wholly owned subsidiary of Endeavor Power Corporation.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at December 31, 2012, the Company had a working capital deficit of $704,590, and an accumulated deficit of $1,389,052. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE: The following notes and any further reference made to “the Company”, “we”, “us”, “our” and “Endeavor” shall mean Endeavor Power Corporation and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”). All significant inter-company accounts and transactions have been eliminated. In November 2012, the Company acquired 100% of ESI’s common stock in exchange for, among other things, approximately 60% of the Company’s common stock (the “Share Exchange”).

As a result of the Share Exchange, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESI, and ESI is the legal subsidiary/accounting parent of the Company. The Share Exchange has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the consolidated financial statements’ historical and cumulative data are a continuation of the financial statements of the legal subsidiary, ESI. For cumulative purposes, the date of inception is that of ESI, December 30, 2008.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2012, the Company had no cash equivalents.

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

Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

Property and Equipment
Property and equipment is comprised of office equipment and medical testing and prototype equipment, recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets
The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

Due to the Company’s recurring losses, its patents were evaluated for impairment and it was determined that future cash flows were sufficient for recoverability of the asset.

Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

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

Impairment Testing-Intangibles: Issued in July 2012, ASU 2012-02 reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment, and improves consistency in impairment testing guidance among long-lived asset categories. The amendments will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

Recently Issued Accounting Standards Updates:
There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2012	December 31, 2011

Office equipment	$8,385	$6,199
Medical devices and instruments	45,194	45,194

Sub-total	53,579	51,393
Accumulated depreciation	(27,162)	(10,279)

Property and equipment, net	$26,417	$41,114

Depreciation expense for the years ended December 31, 2012 and 2011 was $16,883 and $10,279, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2012	December 31, 2011

Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500

Sub-total	25,000	25,000
Accumulated amortization	(3,750)	(2,084)

Intangible assets, net	$21,250	$22,916

Amortization expense for the years ended December 31, 2012 and 2011 was $1,667 and $1,667, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party. Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. The Company has recorded $2,213 in accrued interest as of December 31, 2012.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. The Company has recorded $12,359 in accrued interest as of December 31, 2012.

On December 1, 2011, the Company issued a Convertible Promissory Note in the principal amount of $20,000 to Grant Park Global, LLC, an Illinois limited liability company (“Grant Park”), pursuant to a Confidential Settlement Agreement. The Grant Park note bore interest at a rate of 7% per annum, and was due and payable upon demand within 12 months. On December 9, 2011, pursuant to a Stock Purchase Agreement, the Grant Park note was converted into 20,000 shares of the Company’s common stock for $20 cash, and the note is paid in full.

NOTE 6. RELATED PARTY TRANSACTIONS

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of December 31, 2012, $150,000 has been recorded as accrued compensation.

As at December 31, 2012 and 2011, respectively, related parties are due a total of $513,152 and $152,361, consisting of $389,961 and $143,019 in accrued compensation, and $123,191 and $9,342 in cash advances to the Company for operating expenses. The amounts owing are unsecured, non-interest bearing, and due upon demand.

	December 31, 2012	December 31, 2011

Accrued compensation
J. Michael Redmond	$185,961	$99,519
Huntington Chase Financial Group, Ltd.	150,000	-
MJ Management, LLC	16,500	-
Tom Mackay	26,250	-
Gardner Williams	11,250	-
Norman Kunin	-	43,500

Total accrued compensation	389,961	143,019

Cash advances
Edward W. Withrow, III	7,842	9,342
Tom Mackay	11,900	-
Regal Capital Development	103,449	-

Total cash advances	123,191	9,342

Total related party payable	$513,152	$152,361

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement. On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share. As of December 31, 2012, $10,080 has been recorded as accrued interest.

On December 31, 2012, the Company issued a Convertible Note Payable in the amount of $28,500 to a related party for cash loans made to the Company of $14,000 during 2011 and $14,500 during 2012. The note bears interest at a rate of 7% per annum, is due upon demand, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.

As at December 31, 2012 and 2011, the principal balance owed for related party notes payable is $172,500 and $14,000, respectively, and a total of $10,080 and $0, respectively, of interest has been accrued.

	December 31, 2012	December 31, 2011

Related party notes payable
The Kasper Group, Ltd.	$144,000	$-
Huntington Chase Financial Group, Ltd.	28,500	14,000

Total related party notes payable	$172,500	$14,000

On June 17, 2011 and September 30, 2011, respectively, the Company issued 100,000 and 10,000 shares of its preferred stock to Hamburg Investment Company, LLC, whose principal is Jorn Gorlach, a director of the Company. On June 17, 2011, the Company issued 100,000 shares of its preferred stock to Huntington Chase Financial Group, Ltd., whose principal is Edward W. Withrow III, the executive chairman of the Company. On December 6, 2011, the Company issued 10,000 shares of its preferred stock to David Engert, a director of the Company. See Note 8 for details on related party preferred stock issuances.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In September 2010, the Company, through its wholly owned subsidiary, Endeavor Sciences, Inc. (“ESI”), acquired the exclusive rights, title, and interest in perpetuity (the “Rights”) to certain FDA 510(k) cleared tests held by Montecito BioSciences, Ltd., a Nevada corporation (“Montecito”), a related party, in the area of infectious diseases (the “Assignment Agreement”). Pursuant to the Assignment Agreement, in exchange for these Rights, Montecito received 50% of issued and outstanding shares of ESI’s common stock, a $750,000 assignment fee (the “Assignment Fee”), and a royalty of 4% of all gross revenues earned from the Rights. The Assignment Fee is payable once the Company reaches certain funding goals. In addition, in September 2010, the Company acquired the exclusive license in perpetuity (the “License”) to certain Patent Applications initiated by Montecito for a suite of medical devices, tests and utility processes (the ‘License Agreement”). Pursuant to the License Agreement, and in exchange for this License, Montecito received 50% of issued and outstanding shares of ESI’s common stock, a $750,000 license fee (the “License Fee”), and a royalty of 3½% of all gross revenues earned from the License. The License Fee is payable once the Company reaches certain funding goals. In September, 2011, the Assignment Agreement and License Agreement were modified (the “Modifications”) to i) mitigate the payment terms of the Assignment Fee and the License Fee (the “Fees”), and ii) increase the royalty rates by 1% respectively, until such time as the royalties paid exceed an aggregate sum of $1,500,000, at which point the royalty rates will revert back to their original rates. The 1% royalty earned under this increase shall be applied towards the respective Fees until such time as the Fees are paid in full. As a result of the Assignment Agreement, License Agreement, and Modifications, the Company has a contingent liability of $1,500,000 payable to Montecito.

On November 15, 2010, the Company entered into a Consulting Agreement with Michael Contarino for certain advisory services. The consulting agreement was for a term of nineteen month, and included compensation in the form of 150,000 stock options, vesting quarterly over a period of eighteen months, and which are exercisable at a strike price of $0.25 for a period of five years, until November 15, 2015. As of December 31, 2012, the options, valued at $37,500, were fully vested, and were expensed over a period of 18 months. The consulting agreement expired May 15, 2012. Mr. Contarino was appointed the Company’s Vice President as of November 1, 2012, for which compensation will be negotiated at a later date.

On November 15, 2010, the Company entered into a Consulting Agreement with Roger Morris for certain advisory services. The consulting agreement was for a term of nineteen months, and included compensation in the form of 150,000 stock options, vesting quarterly over a period of eighteen months, and which are exercisable at a strike price of $0.25 for a period of five years, until November 15, 2015. The options, valued at $37,500, are fully vested, and were expensed over a period of 18 months. As additional compensation under the Consulting Agreement, consulting fees totaling $30,000 were paid for services rendered. The consulting agreement expired May 15, 2012. Mr. Morris was appointed the Company’s Chief Science Officer as of November 1, 2012, for which compensation will be negotiated at a later date.

On January 10, 2011, the Company entered into a Consulting Agreement with Dr. David Stark, an officer of the Company, for certain advisory services. The consulting agreement was for a term of eighteen months, and included compensation in the form of 75,000 stock options, vesting quarterly over a period of eighteen months, and which are exercisable at a strike price of $0.25 for a period of five years, until January 10, 2016. As of December 31, 2012, the options, valued at $18,750, were fully vested, and were expensed over a period of 18 months. The consulting agreement expired June 10, 2012. Dr. Stark will continue to provide consulting services to the Company in the future.

On January 28, 2011, the Company entered into a Consulting Agreement with Ricky Richardson, for certain advisory services. The consulting agreement was for a term of eighteen months, and included compensation in the form of 75,000 stock options, vesting quarterly over a period of eighteen months, and which are exercisable at a strike price of $0.25 for a period of five years, until January 10, 2016. As of December 31, 2012, the options, valued at $18,750, were fully vested, and were expensed over a period of 18 months. The consulting agreement expired June 10, 2012.

On July 1, 2011, the Company entered into a Development and Supply Agreement with Corder Engineering, LLC for certain engineering services as well as the development and manufacturing of ten (10) evaluation units, including software, hardware and instrumentation, related to the Company’s medical testing equipment (the “Corder Agreement”). The Corder Agreement is for an estimated term of twelve weeks, or until delivery of the evaluation units, and includes compensation in the amount of $35,000, which is payable upon certain stages of production over the twelve week term. As of December 31, 2012, payments totaling $22,500 have been made, and $12,500 has been accrued.

On July 1, 2011, the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. for the manufacturing of diagnostic assays related to the Company’s medical testing equipment (the “Meyer Agreement”). The Meyer Agreement is for an estimated term of eight weeks, or until delivery of the assays, and includes compensation in the amount of $10,194, which is payable in two installments over the eight week term. As of December 31, 2012, payments totaling $8,980 have been made, and $1,214 has been accrued.

On July 11, 2012, the Company entered into a Consulting Agreement with Greg Suess (“Suess”) for advisory services provided to the Company. As compensation for services rendered, valued at $5,000, Suess was issued 75,000 shares of the Company’s common stock.

NOTE 8. PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

On June 17, 2011, pursuant to a Convertible Preferred Purchase Agreement, the Company issued 100,000 shares of its preferred stock at $1 per share to Hamburg Investment Company, LLC, whose principal is Jorn Gorlach, a director of the Company, for cash in the amount of $100,000. As a result, $99,990 was recorded as paid in capital.

On June 17, 2011, pursuant to a Convertible Preferred Purchase Agreement, the Company issued 100,000 shares of its preferred stock at $1 per share to Huntington Chase Financial Group, LLC, whose principal is Edward W. Withrow III, the executive chairman of the Company, for cash in the amount of $100,000. As a result, $99,990 was recorded as paid in capital.

On September 30, 2011, pursuant to a Convertible Preferred Purchase Agreement, the Company issued 10,000 shares of its preferred stock at $10 per share to Hamburg Investment Company, LLC, whose principal is Jorn Gorlach, a director of the Company, for cash in the amount of $100,000. As a result, $99,999 was recorded as paid in capital.

On December 6, 2011, pursuant to a Convertible Preferred Purchase Agreement, the Company issued 10,000 shares of its preferred stock at $10 per share to David Engert, a director of the Company, for cash in the amount of $100,000. As a result, $99,999 was recorded as paid in capital.

On May 3, 2012, pursuant to a Convertible Preferred Purchase Agreement, the Company issued 10,000 shares of its preferred stock at $10 per share to a non-related party, for cash in the amount of $100,000. As a result, $99,999 was recorded as paid in capital.

All preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held, and were issued with 100% warrant coverage (Note 12). The number of shares of common stock underlying the warrants and the exercise price were subject to adjustment upon certain events.

On November 1, 2012, in connection with the Merger Agreement, the Company converted all its formerly outstanding preferred shares at an exchange ratio of 3.633926 shares for each share held. As a result, the issued and outstanding preferred stock increased by 605,803 shares, from 230,000 shares to 835,803 shares.

As of December 31, 2012, the Company has 835,803 shares of preferred stock issued and outstanding.

NOTE 9. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

On December 30, 2008, the Company issued 1,500 shares of its common stock to its founder for $50 cash. These shares were subsequently transferred to Montecito BioSciences, Inc., in exchange for the assignment and license of certain intangible properties (see Note 7).

In September 2010, the company effectuated a stock split whereby 19,999 shares of the Company’s common stock were issued for each share held. As a result, an additional 29,998,500 shares were issued to it sole shareholders.

On November 15, 2010, the Company issued 125,000 shares of its common stock to its Chief Executive Officer for $125 cash.

On January 7, 2011, as part of the transactions effectuated by the Share Exchange with ABC 1502 Acquisition Corporation, the Company’s common stock was recapitalized, resulting in a reduction in total shares held of 2,000,000 at par $.001, and a reduction in paid in capital of $53,274.

On December 8, 2011, in connection with the settlement of debt to Grant Park Global LLC in the amount of $20,000, the Company issued 20,000 shares of its common stock for cash in the amount $20. As a result, $19,980 was recorded as paid in capital.

On July 11, 2012, the Company issued 75,000 shares of its common stock in exchange for services valued at $5,000. As a result, $4,992 was recorded as paid in capital.

In November 2012, as part of the Merger Agreement, 3,350,000 shares of common stock were cancelled and returned to treasury. As a result, $335 was recorded as paid in capital.

On November 1, 2012, in connection with the Merger Agreement, the Company converted all its formerly outstanding shares at an exchange ratio of 3.633926 shares for each share held. As a result, the issued and outstanding common stock increased by 126,193,898 shares, from 24,870,000 shares to 151,063,898 shares, and paid in capital was reduced by $438,621.

As of December 31, 2012 and 2011, respectively, the Company has 151,063,898 and 28,145,000 common shares issued and outstanding.

NOTE 10. WARRANTS AND OPTIONS

As of December 31, 2012, the Company had 16,716,061 warrants and 1,900,000 options issued and outstanding.

Prior to the Parallax Merger, and in connection with the issuance of 230,000 shares of preferred stock (Note 10), warrants were issued to purchase 4,600,000 shares of common stock. Of these warrants, 4,000,000 were issued at an exercise price of $1.00 per share, and 600,000 were issued at an exercise price of $1.50 per share. The number of shares of common stock underlying the warrants and the exercise price were subject to adjustment upon certain events.

As part of the Merger Agreement, the warrants were adjusted at an exchange ratio of 3.633926 warrants for each warrant. As a result, the 4,600,000 warrants were converted to 16,716,061 warrants. In addition, the $1.00 exercise price was adjusted to $0.27518 per share, and the $1.50 exercise price was adjusted to $0.41278 per share:

Warrants-Post Merger
Exercise Price	Number of Common Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price

$0.27518	14,535,706	0.45	$4,000,000	$0.27518
$0.41278	726,785	0.75	300,000	$0.41278
$0.41278	726,785	0.92	300,000	$0.41278
$0.41278	726,785	1.33	300,000	$0.41278

	16,716,061		$4,900,000	$0.41278

Warrant Activity	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	15,989,276	$0.41278
Issued	726,785	$0.41278
Exercised	-	-
Expired / Cancelled	-	-

Outstanding at December 31, 2012	16,716,061	$0.41278

On June 30, 2010, the Company adopted the 2010 Stock Option Plan (“2010 Plan”), wherein 2,800,000 shares of common stock were reserved for issuance. The 2010 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company granted options to purchase a total of 1,950,000 shares, of which 50,000 were cancelled due to the death of the holder, resulting in a total of 1,900.000 options granted. In connection with these options granted, a total of $281,250 was recorded as deferred compensation and amortized over a 12-18 month period.

Options-Post Merger
Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price

$0.10	1,375,000	7.75	$137,500	$0.10
$0.25	225,000	3.00	56,250	$0.25
$0.25	225,000	2.83	56,250	$0.25

	1,900,000		$250,000	$0.20

Options Activity	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	1,950,000	$0.20
Issued	-
Exercised	-
Expired / Cancelled	(50,000)	$0.25

Outstanding at December 31, 2012	1,900,000	$0.20

NOTE 11. MERGERS AND ACQUISITIONS

Effective November 1, 2012, and in connection with the Parallax Merger, the Company acquired 100% of Parallax Diagnostics, Inc. common stock in exchange for approximately 60% of the Company’s common stock. The transaction was accounted for as a reverse acquisition, and the results of operations of the legal acquirer are included in the financial statement as of November 6, 2012, the effective date of the merger as filed with the Nevada Secretary of State. Management has determined that the fair value of the net assets approximated book value on the date of the merger, and therefore no adjustment has been made to the book value of the existing assets and liabilities, whose carryover value is as follows:

Assets	$-

Liabilities:
Accounts payable and accrued expenses	$53,120
Related party payables	37,500
Related party loans	115,349
Notes payable	84,075

Total liabilities	$290,044

NOTE 12. INCOME TAXES

The components of the net deferred tax asset at December 31, 2012 and 2011, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2012	December 31, 2011

Income (loss) before taxes	$(552,155)	$(659,052)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$188,600	$224,500
Non-deductible expenses	(800)	(400)
Change in valuation allowance	(187,800)	(224,100)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011

Net operating loss carried forward	$471,000	$387,600

Valuation allowance	(471,000)	(387,600)

Net deferred income tax asset	$–	$–

As at December 31, 2012, the Company had approximately $1,385,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 13. RESTATEMENTS

The financial statements for the year ended December 31, 2011, have been restated to correct errors with respect to the accounting for certain intangible property transactions, certain accruals made in error, certain notes payable erroneously recorded as debt conversions to common stock, and the accounting for the 2011 merger between the Company and ABC 1502 Acquisition Corp. The effect of the restatement resulted in a decrease in intangible assets of $1,475,000, a decrease in accumulated amortization of $127,426, a decrease accounts payable and accrued expenses of $40,099, an increase in notes and loans payable of $144,000, a decrease in deferred revenue of $1,500,000, and a decrease in the net loss for the year of $142,940. The Company also restated the 2011 accumulated deficit to account for the restatement of equity resulting from the 2011 merger with ABC 1502 Acquisition Corp. The cumulative results of operations at the beginning of 2012 have been adjusted for the effects of this restatement on prior years.

•	Intangible property transactions
•

It was discovered that amounts reported as intangible assets were incorrectly valued at the cost of retaining the rights to these intangibles, where the transaction involved entities under common control and, pursuant to ASC 805-50-30-5l, these intangibles should have been valued at their carrying value of $25,000, for an overstated value of $1,475,000. In addition, the amortization related to the intangibles was overstated by $123,343 for 2011 and $4,083 in 2010. Further, amounts were reported as deferred revenue for the fees payable under the assignment and license agreements for the acquisition of these intangibles, when the fees should have been treated as contingent liabilities. As a result, deferred revenue was overstated by $1,500,000, and additional paid in capital was understated by $1,500,000.

Accrued expenses

It was discovered that there were certain expenses accrued in error, resulting in an overstatement of accounts payable and accrued expenses of $40,099, and an overstatement of outside services of $40,000 and an overstatement of interest expense of $98, and rounding of $1.

•	Notes Payable
•

It was discovered that certain notes payable of $144,000 was erroneously recorded as converted into common stock, when the conversion never took place. It was also discovered that certain note payable of $20,000 was converted into common stock, and the conversion was erroneously not recorded. This resulted in an understatement of notes payable of $124,000 and an overstatement of equity of $124,000.

ABC 1502 Acquisition Corp. Merger

It was discovered that the share exchange between the Company and ABC Acquisition Corp. (“ABC”) should have been accounted for as a reverse merger, but was recorded as a merger. Due to this error, ABC’s accumulated deficit of $27,752 was carried forward at the date of the transaction, instead of the Company’s accumulated deficit of $174,101, resulting in an understatement of accumulated deficit of $146,349.

Significant awareness was raised about the importance of the internal controls related to these activities, and a number of corrective actions were taken to strengthen processes and controls to preclude future errors of this nature. Also, the Company will annually test the controls related to these activities to ensure they are in place and operating effectively.

Restatement of the Consolidated Balance Sheet
	December 31, 2011

	As Previously Reported	As Restated	Increase (Decrease)

Intangible assets, net	$1,370,490	$22,916	$(1,347,574)
Total assets	1,547,670	200,096	(1,374,574)
Accounts payable and accrued expenses	104,415	64,316	(40,099)
Notes payable	20,000	144,000	124,000
Deferred revenue	1,500,000	-	(1,500,000)
Total liabilities	1,790,776	374,677	(1,416,099)
Accumulated deficit	(830,975)	(834,384)	(3,409)

Restatement of the Consolidated Income Statement
	December 31, 2011

	As Previously Reported	As Restated	Increase (Decrease)

General and administrative expenses	$428,956	$409,457	$(19,499)
Amortization of intangibles	125,010	1,667	(123,343)
Interest expense	98	-	(98)
Net loss	(803,223)	(660,283)	(142,940)
Cumulative net loss	(830,975)	(834,384)	(3,409)
Net loss per common share	(0.03)	(0.01)	0.02

NOTE 14. SUBSEQUENT EVENTS

On January 10, 2013, the Company entered into a consulting agreement with Capital Group Communications, Inc. (the “CGC Agreement”) for certain advisory services. The term of the CGC Agreement is for a period of twelve months, and contains consideration for such advisory services in the form of 1,500,000 shares of the Company’s restricted common stock (the “CGC shares”), valued at $90,000, which will be expensed over the term of the Agreement.

On March 8, 2013, the Company was notified that the Securities and Exchange Commission (“SEC”) had suspended the trading of the Company’s securities for 10 days, until March 21, 2013. This temporary suspension of trading arose out of concerns that the Company had incorrectly stated within its public filings and press releases that certain components related to the Company’s Target Antigen Detection System (“Target System”) are patented, when these patents have expired.

The Company, after discussions with the SEC and with the Company’s counsel, has addressed any questions raised regarding the accuracy of assertions in the Company’s public filings. The Company has clarified the status of the patents in question, and the way in which the Company refers to its Target System components. The

Company has also clarified that it currently has filed four patent applications with the USPTO, which are deemed “patent pending”, and the Company has disclosed that there can be no assurance that the patents will be granted.

The Company is entitled to file its Annual Report with the SEC for the purposes of satisfying its financial reporting requirements. However, in addition to the Company’s reporting obligations, the Company must have a FINRA Member Market Maker file a 15c211 with FINRA in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets. These actions do not impact or otherwise affect the Company’s results of operations or disclosures as set out in this Annual Report. The Company believes that this Annual Report fully complies with the requirements of the Securities Exchange Act of 1934, as amended and, in accordance with generally accepted accounting principles, that it fairly presents, in all material respects, the financial condition and results of operations of the Company as at the relevant dates.

On April 4, 2013, the Company received a Notice to Convert from one of its preferred shareholders, requesting that 1/3 (one-third) of his preferred stock holdings be converted into common shares. As a result, 242,660 shares of the Company’s restricted common stock were issued at a conversion ratio of 20 common shares for each preferred share held.

*     *     *     *     *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 10, 2013, the Board of Directors of Endeavor Power Corp. (the “Company”) dismissed Stan J.H. Lee, CPA (the “Former Accountant”), the Company’s former independent registered public accounting firm. On February 11, 2013, the Board of Directors of the Company selected Seale & Beers, CPA’s (the “New Accountant”) to serve as the Company’s auditor for the fiscal year ended December 31, 2012.

During the period of the Former Accountant’s engagement with the Company and through February 10, 2013, there have been no disagreements with the Former Accountant (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their report on financial statements for any period.

During the period of the Former Accountant’s engagement and through February 10, 2013, there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

During the period of the Former Accountant’s engagement and through February 10, 2013, neither the Registrant nor anyone on its behalf has consulted with the New Accountant regarding either:

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

The Company has provided Former Accountant a copy of the foregoing disclosures.

On February 11, 2013, with the prior approval of its Board of Directors, the Registrant engaged the New Accountant as its independent registered public accounting firm.

The Company has not consulted with the New Accountant regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements during the two most recent fiscal years through present.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2012, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2012:

Name	Position(s) Held	Age	Date first Elected or Appointed

J. Michael Redmond	President, Chief Executive Officer, Director	52	November 1, 2012
Calli Bucci	Chief Financial Officer	48	November 1, 2012
Kyle Withrow	Corporate Secretary	37	November 1, 2012
Edward W. Withrow III	Executive Chairman	48	November 1, 2012
Dr. Jorn Gorlach	Director	51	November 1, 2012
Anand Kumar	Director	70	November 1, 2012
David Engert	Director	60	November 1, 2012
E. William Withrow Jr.	Director	75	November 1, 2012

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

On July 23, 2012, Mr. Mackay resigned from all positions with the Company.

On July 23, 2012, Mr. Gardner Williams was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and sole Director of the Board of Directors.

On November 1, 2012, Mr. Williams resigned from all positions with the Company.

On November 1, 2012, Mr. J. Michael Redmond was appointed the Company’s President, Chief Executive Officer and member of the Board of Directors.

On November 1, 2012, Ms. Calli Bucci was appointed the Company’s Chief Financial Officer, and Mr. Kyle Withrow was appointed Corporate Secretary.

On November 1, 2012, Mr. Edward W. Withrow III was appointed Executive Chairman, and Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

Background and Business Experience

J. Michael Redmond – President, Chief Executive Officer, Director

Mr. J. Michael Redmond, age 52, has over twenty-five years of experience in the medical device and biotech markets. In May of 2009, Mr. Redmond founded JMR, Inc. and has served as its President since that time. JMR, Inc. provides business development and marketing services to diagnostic and biotech companies. As President, Mr. Redmond is responsible for developing and implementing the business plan of the company.

From May 2007 to June 2009, Mr. Redmond served as the Vice President of Marketing and Business Development for DxTech, Inc., a startup company focused on a disruptive model for point of care diagnostic testing. As the Vice President of Marketing and Business Development, Mr. Redmond was responsible for creating and implementing the company’s business plan, raising capital and forming strategic alliances with industry partners.

From 1996 to 2007, Mr. Redmond worked in various titles and capacities for Bioject, Inc. (“Bioject”), an early stage drug delivery company. From 1996 to 1997, Mr. Redmond served as Bioject’s Vice President of Sales and Marketing. From 1998 to 2002, Mr. Redmond served as Bioject’s Vice President of Business Development, and from 2003 to 2007, Mr. Redmond served as Bioject’s Senior Vice President of Business Development, Sales and Marketing. In these positions, Mr. Redmond’s responsibilities included negotiating corporate partnerships with major pharmaceutical and biotech companies, launching new products, securing distribution channels, P&L responsibility and raising capital.

From 1989 to 1996, Mr. Redmond was employed with KMC Systems, a private label developer and manufacturer of medical devices and instruments. At KMC Systems, Mr. Redmond served as the Director of Sales and Marketing and the Director of Business Development, Sales and Marketing. Mr. Redmond was responsible for developing new business in the U.S. and Europe as well as negotiating long-term product development and production contracts. Additionally, from 1983 to 1989, Mr. Redmond was employed with Abbott Laboratories in the diagnostic division. While at Abbott Laboratories, Mr. Redmond served as Product Manager, Account Executive, and Diagnostics Systems Sales Specialist.

Mr. Redmond earned a Bachelor of Arts degree from Denison University in 1983. He lives with his family in Windham, New Hampshire.

Mr. Redmond is qualified to be the Company’s President, CEO, and Director because of his extensive experience in a multitude of different capacities in the medical device and biotech markets.

Calli Bucci, Chief Financial Officer

Ms. Bucci has over 25 years experience in the field of finance and business management. Prior to holding the position of Chief Financial Officer, Ms. Bucci was Controller of the Company since January 2010, and was responsible for general ledger, quarterly certified reviews, annual audits, preparation for SEC filings, customer billing and invoicing, multi-state payroll, licenses and consolidated corporate income taxes.

Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes.

In addition to her public accounting background, Ms. Bucci held the position of Manager/Senior Accountant at Gelfand Rennert & Feldman, a division of PriceWaterhouseCoopers, where she was responsible for all financial transactions for high net worth clientele, was liaison for annual audits, general ledger reviews and annual tax preparation.

Ms. Bucci held the position of Director of Accounting and Contract Administration at Intercontinental Releasing Corporation (IRC), a Los Angeles based Motion Picture Distribution Company. Ms. Bucci was responsible for all functions within the company’s accounting department, from financial statements and forecasting, to annual audits and corporate taxes. During her tenure with IRC, Ms. Bucci also designed and implemented a custom computerized availabilities system for the film rights of over 35 film properties distributed to foreign territories throughout the world. She was also responsible for the administration and facilitation of all client contracts, dealing heavily in foreign currencies and international import regulations.

Ms. Bucci attended the University of California at Berkley, majoring in Accounting. She lives with her family in Santa Monica, California.

Ms. Bucci is qualified to be the Company’s Chief Financial Officer because of her extensive experience in a multitude of different capacities in accounting and finance.

Kyle W. Withrow, Secretary

Mr. Withrow, age 37, currently serves as Corporate Secretary, and has 10 years experience working with public companies. Mr. Withrow began his career working in the public markets dealing with Marketing and Branding for a point-of-care diagnostics company. He has also assisted in overseeing the public filings for three separate bulletin board companies.

Mr. Withrow used his knowledge first in the opening and operating of boutique restaurants and night clubs throughout the West Coast of the US. Working hands on with both large and small Marketing and Branding companies. He has held a position with both Parallax Diagnostics, Inc. and Montecito Bio Sciences, Ltd. since their inception. His responsibilities have included marketing and development, as well as management of aspects of the day to day operations, from assisting in mergers documentation to public filings for the companies.

After traveling extensively thru the US, Europe and Asia, Mr. Withrow attended San Diego State University and holds a degree in Bachelors of Sciences with an emphasis in Psychology. He lives with his family in Austin, Texas.

Mr. Withrow is qualified to be the Company’s Secretary because of his knowledge of and prior experience working in corporate business and in public markets.

Edward W. Withrow III, Executive Chairman

Mr. Edward W. Withrow III, age 48, currently serves as a director for ABC Acquisition Corp 1502. In addition to serving as a director for ABC Acquisition Corp 1502, Mr. Withrow III currently serves as the Chairman of the Board for Ecologic Transportation, Inc., a company founded by Mr. Withrow III and dedicated to providing environmentally friendly transportation services. Mr. Withrow III also currently serves as the President and CEO of Montecito Bio Sciences, Ltd., a bio-medical diagnostics company. As President and CEO, Mr. Withrow III is responsible for creating and implementing the company’s business plan, raising capital and forming strategic alliances with industry partners.

From 2002 to 2005, Mr. Withrow III served as the CEO for Addison-Davis Diagnostics, Inc. Addison Davis Diagnostics, Inc. offers point-of-care screening tests to the global health care market. As CEO, Mr. Withrow III was responsible for corporate governance, strategic planning, capitalization, and business development. From 2002 to 2004, Mr. Withrow III served as the CEO for Reward Enterprises, Inc., a diversified financial services company specializing in subprime consumer lending. As CEO, Mr. Withrow III was responsible for developing and implementing the overall business plan of the company.

Mr. Withrow III graduated from Alameda High School in Alameda California in 1982 and attended Santa Barbara City College from 1982 to 1985 where he majored in Business. He lives with his family in Malibu, California.

Mr. Withrow III is qualified to be the Company’s Executive Chairman because of his knowledge of and prior experience working in the diagnostics products market.

Dr. Jorn Gorlach, Director

Dr. Jorn Gorlach, age 51, has over twenty years of experience in the bio-medical field. In 2001, Dr. Gorlach co-founded AAvantgarde, a management consulting firm focused on the development and support of start-up companies. Since the inception of AAvantgarde in 2001, Dr. Gorlach has also served as one of its directors. As a co-founder and director of AAvantgarde, Dr. Gorlach is responsible for management consulting, licensing, and general operations. Since 2006, Dr. Gorlach has also served as a co-founder and director of Montecito Bio Sciences, Ltd., a diagnostics and testing company with proprietary technology for point of care diagnostics, testing, and data communication. Dr. Gorlach, in his role as co-founder and director, is responsible for developing and implementing the business plan of the company.

In 2002, Dr. Gorlach co-founded AAvantgarde Laboratories AG and has served as its CEO since that time. AAvantgarde Laboratories AG is a research, development, and licensing company of biotechnology products, particularly in the field of diagnostics, biological prognostics, and diseases. As CEO, Dr. Gorlach is responsible for developing the company’s business plan, developing outlines for product concept, research, and development, and leading financing activities and investor relations. In 2001, Dr. Gorlach co-founded Arcanum Discovery, Inc., a proteomics and drug discovery company focusing on novel drug target identifiers and validation. Additionally, from 2001 to 2002, Dr. Gorlach served as head of business development and finances for Arcanum Discovery, Inc. where he developed the company’s product concept, research and development, and business plan as well as managed financing activities and investor relations. In 2001, Dr. Gorlach co-founded Ercole Biotech, Inc., a research stage biopharmaceutical company involved in the creation of oligonucleotide drugs. Since its inception until 2003, Dr. Gorlach served as a director of the company where he was responsible for developing business strategy, financial planning, and contract negotiation strategy.

In 1997, Dr. Gorlach co-founded Paradigm Genetics, Inc., a bio-technology research company. From 1997 to 1999, Dr. Gorlach served as the company’s Director of Research where he was responsible for developing concepts regarding novel functional genomics platform, focusing on high throughput, industrialization, systematization, and biology/IT integration. From 1999 to 2000, Dr. Gorlach served as the Director of Project Management for Paradigm Genetics, Inc. As Director of Project Management, Dr. Gorlach managed customer projects and research progress. From 2000 to 2001, Dr. Gorlach served as the company’s vice president of business development. As a member of the company’s executive team, Dr. Gorlach was responsible for new projects and the development of plans in future key business fields. Beginning in 2001 and continuing through 2002, Dr. Gorlach served as a consultant for Paradigm Genetics, Inc., where he supported the company’s agricultural project initiatives and customer negotiations.

From 1996 to 1997, Dr. Gorlach served as the Group Leader of Combinatorial Biochemistry for Novartis, Inc., a healthcare and scientific research company. As Group Leader of Combinatorial Biochemistry, Dr. Gorlach led team efforts in developing pharmaceutically active macrolide and cloning multiple polyketides genes.

From 1994 to 1996, Dr. Gorlach was a research scientist for Ciba-Geigy, Inc., a chemical company. As a research scientist, Dr. Gorlach focused on acquired immunity and chemical regulation in wheat.

From 1991 to 1994, Dr. Gorlach was a research fellow for the Swiss Federal Institute in Zurich, Switzerland. As a research fellow, Dr. Gorlach focused his attention on gene regulation of amino acid biosynthetic pathways.

Dr. Gorlach has a Bachelor of Science Degree in Chemistry and Biology as well as a Bachelor of Science Degree in Biochemistry from the University of Hannover. In 1991, Dr. Gorlach obtained a Master in Science from the University of Hannover in Biochemistry. In 1994, Dr. Gorlach received a Ph.D. in Molecular Biology from ETH Zurich, and in 2000, received a MBA from the Kenan-Flagler Business School at the University of North Carolina-Chapel Hill.

Dr. Gorlach is qualified to be a director of the Company because of his extensive experience in business development, project management, strategic planning, and business management in a multitude of different capacities in the bio-technology field.

Anand Kumar, Director

Mr. Kumar, age 70, has over twenty-five years of experience in international business development. In 1999, Mr. Kumar founded Global Telesolutions, a company responsible for creating partnerships and in-country relationships for various companies in Asia and the Indian subcontinent. From 1999 to 2010, Mr. Kumar served as the CEO for Global Telesolutions where, among other things, he developed presence and business in the Middle East and Indian, built global network partnerships for telecommunications and traffic, and oversaw international staff for operations.

From 1995 to 1999, Mr. Kumar served as the Executive Vice President for Facilicom International, a leading international telecommunications carrier. As Executive Vice President, Mr. Kumar developed multi-country business and network presence for operations, negotiated with vendors, regulators, and partners, and oversaw Europe and Asia managers and assisted in multi-national sales closings.

From 1986 to 1993, Mr. Kumar served as the President for Washington International Teleport. As President, Mr. Kumar built the first direct international earth station after U.S. de-regulation, obtained new national and international video and data clients, and created the satellite, fiber hybrid network video concept. From 1981 to 1986, Mr. Kumar served as the President of Communications Strategies Group, a company that delivers comprehensive public relations and strategic communications services to organizations. As President, Mr. Kumar investigated technology business opportunities for international clients and ran special training sessions in various areas of telecommunications practice.

Mr. Kumar earned a B.S.E.E. from Jadavpur University and a M.S.E.E. and PhD candidacy degree from the University of Connecticut.

Mr. Kumar is qualified to be a director of the Company because of his extensive experience in international operations and strategic business development.

David Engert

Mr. Engert, age 60, has served as the President and Chief Executive Officer of NightHawk Radiology Holdings, Inc. since November 2008 and as a member of its board of directors since April 30, 2008. Mr. Engert also sits on the Board of Directors of Healthation, Inc., a healthcare information technology company. Mr. Engert was the founder and owner of ES3, a strategic consulting and investment company since 2007. From 2002 to 2006, Mr. Engert served as the president, chief executive officer and director of Quality Care Solutions, Inc., one of the nation’s leading providers of advanced healthcare payer enterprise application solutions, which was acquired by Trizetto, Inc. in January 2007. Prior to 2002, Mr. Engert held a number of senior level management positions in the healthcare industry over the previous 10 years, including senior vice president & general manager at McKesson Corporation’s Managed Care Division.

Mr. Engert is qualified to be a director of the Company because of his extensive experience in healthcare technology and strategic business development.

E. William Withrow Jr., Director

Mr. Withrow Jr., age 75, has nearly twenty years of experience in the financial investment industry, twenty-four years of experience in the logistics field, and twenty years of experience in civic leadership. From 1997 to 2002, Mr. Withrow Jr. served as a financial consultant for Wells Fargo, a provider of personal banking and investing services. From 1993 to 1997, Mr. Withrow Jr. served as a financial consultant for Merrill Lynch, a financial management and advisory company. From 1987 to 1989, Mr. Withrow Jr. served as a sales manager for Paine Webber, a stock brokerage and asset management firm, and from 1983 to 1987, Mr. Withrow Jr. served as a financial consultant for Drexel Burnham Lambert, an investment banking firm. As a financial consultant and sales manager for the aforementioned financial institutions, Mr. Withrow Jr. examined financial statements, evaluated investment opportunities, provided advice to clients about possible investment opportunities and provided advice to stockbrokers and other individuals attempting to sell securities.

Additionally, Mr. Withrow Jr. served twenty-four years on active duty in the U.S. Navy as a professional logistician, retiring with the rank of Captain.

Mr. Withrow Jr. has been very active in civic leadership for the past 20 years serving in a number of elected and appointed positions, including Mayor of Alameda, California. Mr. Withrow Jr. is currently serving as the regionally elected President of the Governing Board of The Peralta Colleges, an institution consisting of 2,000 faculty and staff and approximately 30,000 students.

Mr. Withrow Jr. received a Bachelor of Business in Finance and Accounting from the University of Colorado in 1959, and in 1972, received a Master in Business Administration from Harvard University.

Mr. Withrow Jr. is qualified to be a director of the Company because of his extensive experience in financial consulting and strategic business development.

Gardner Williams – Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Director

Mr. Williams was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Director on July 23, 2012. He resigned from all positions on November 1, 2012. He is succeeded by Mr. J. Michael Redmond.

Tom Mackay – Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Director

Mr. Mackay was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, on September 27, 2011. He resigned from all positions on July 23, 2012. He is succeeded by Mr. Gardner Williams.

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

Identification of Significant Employees

Dr. Roger Morris, Chief Science Officer

Dr. Roger Morris, age 60, has experience providing over all guidance for technology development, intellectual property and scientific communications strategies. Dr. Morris has twenty years management and technical experience in developing clinical diagnostic systems with Baxter Healthcare Corporation, bioMerieux and most recently XL TechGroup. During this time he has developed and launched a number of successful automated diagnostic system products.

Dr. Morris received his B.Sc. and PhD in biochemistry from the University of Salford, UK and did his Post Doctorate work at Cornell and has published over 20 scientific articles and received 14 patents.

Mike Contarino, Vice President

Mr. Mike Contarino, age 57, has extensive experience developing, integrating and driving complex programs to meet corporate goals. Additionally, Mr. Contarino has directed Regulatory Affairs, Quality Assurance and Manufacturing. As a technical and operations professional, Mr. Contarino brings over 30 years successful leadership in product development, commercialization of complex medical/diagnostic instrumentation, and operations management.

Mr. Contarino was employed by Tecan-Boston, a subsidiary of Tecan AG, where he held the positions of Vice President of R&D, and led all aspects of its novel, automated micro fluidic system platform for Drug Discovery, including overall site management, R&D and Operations.

Previously, Mr. Contarino held the position of Vice President of Systems Development for Instrumentation Laboratory (IL), a global leader in medical diagnostic systems. Mr. Contarino accelerated product development cycles by introducing design control processes and procedures in R&D. At IL, Mr. Contarino was a member of the Executive Committee and Scientific Advisory Boards for homeostasis and critical care, was technical lead of the Merger & Acquisition (M&A) team, and had responsibility for R&D sites in the US, Italy and Spain.

Prior to IL, Mr. Contarino was the Director of Engineering at KMC Systems Inc. a recognized leader in systems development of diagnostic platforms. Mr. Contarino successfully commercialized immunoassay, clinical chemistry and robotic pipetting systems.

Mr. Contarino earned his Mechanical Engineering degree from the University of Lowell, completed the Management Development Program at Boston University and is a Member of the Society of Automotive Engineers (SAE).

Dr. David Stark, Consultant

Dr. Stark has 18 years experience from the toxicology labs to the investigator site and has been essential to all aspects clinical and device research. Dr. Stark is the President and CEO of Stark-SMO, a Site Management Organization whose services go far beyond that of an ordinary SMO. Due to his extensive and broad experiences in the inner workings of the research and regulatory aspects of clinical trials, Dr. Stark brings a unique vision to the industry and the Company as a motivated designer of superior approaches to research challenges. Most importantly, Dr. Stark is highly qualified to manage the development opportunities of the Company.

Formerly the Director of the National Institute of Clinical Research (NICR), he has been responsible for the design, organization and implementation of clinical trials for pharmaceutical and device companies. He has a broad background in designing, conducting, and monitoring clinical trials of new pharmaceuticals and devices. He is one of the few that has worked in the manufacturing validation of pharmaceuticals, the clinical field, and the regulatory (IRB) arenas, and therefore possesses a big-picture understanding of pharmaceutical development.

Through Dr. Stark’s diverse and devoted networking within the industry, Stark-SMO has assembled a wide network of more than 5000 physicians throughout the United States, which extends to the international community. Currently, he is negotiating a unique DMF partnership with drug manufacturers in China.

In addition to his significant accomplishments on the industry side of clinical drug and device development, Dr. Stark has experience with the FDA (major focus on IND’s NDA’s and 510K applications). Prior to his employment at NICR, Dr. Stark was the President and Chief Executive Officer of Powder Ice, Inc a medical products company. Additionally, Dr. Stark is a California state licensed Qualified Medical Examiner and Certified Clinical Research Associate.

The Company does not expect any other individuals to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships among its directors or executive officers, with the exception of the following:

Mr. E. William Withrow Jr. is the father of Mr. Edward W. Withrow III and Mr. Kyle Withrow. Mr. Edward W. Withrow III and Mr. Kyle Withrow are brothers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2012, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2012, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to its executive officers during the years ending December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Michael Redmond President, CEO, Director	2012	$130,770	Nil	$330	Nil	Nil	Nil	$86,442[1]	$217,542
	2011	$103,846	Nil	Nil	Nil	Nil	Nil	$99,519[1]	$203,365
Calli Bucci CFO, Treasurer	2012	Nil	Nil	$382	Nil	Nil	Nil	$16,500[1]	$16,882
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Edward W. Withrow III Executive Chairman	2012	Nil	Nil	$18,343	Nil	Nil	Nil	$150,000[1]	$168,343
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gardner Williams Former President, CEO, CFO, Treasurer, Secretary and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	$11,250[1]	$11,250
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Tom Mackay Former President, CEO, CFO, Treasurer, Secretary and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	$26,250[1]	$26,250
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Alfonso Knoll Former President, CEO, CFO, Treasurer, Secretary and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	$1,800,000	Nil	Nil	Nil	Nil	$1,800,000

[1]	Compensation earned, but accrued and deferred until the Company reaches certain funding goals.

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

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. Mr. Redmond shall have such authority, and the Company’s board of directors may reasonably assign responsibility to him. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options of the Company’s common stock under the Company’s 2010 Employee Stock Option Plan. The options vest on a quarterly basis over a three year period at an exercise price of ten cents ($0.10) per share. The foregoing summary of the Employment Agreement is not complete and is qualified in its entirety by reference to the complete text, which is included as Exhibit 10.23 to the Company’s Current Report filed November 15, 2012 on Form 8-K.

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

There are no agreements or understandings for any executive officer to resign at the request of another person. None of the Company’s executive officers acts or will act on behalf of or at the direction of any other person.

Equity Compensation Plan

On October 1, 2010, the board of directors of the Company adopted the 2010 Employee Stock Option Plan (the “2010 Plan”). Under the 2010 Plan, 2,800,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2010 plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2010 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As of December 31, 2012, the Company has granted options to purchase a total of 1,950,000 shares, of which 50,000 were cancelled in October 2012. In connection with the options granted, a total of $281,250 was recorded as deferred compensation, and was amortized over a 12-18 month vesting period.

On March 26, 2011, the Company adopted and approved the 2011 Equity Incentive Plan (“the 2011 Plan”), wherein 20,000,000 restricted shares of common stock were reserved for issuance. The 2011 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. The 2011 Plan is currently administered by the Company’s board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. Under the 2011 Plan, no options have been granted.

Stock Options/SAR Grants

The Company granted the following stock options to directors and officers through the 2010 ESOP during the year ended December 31, 2012 or December 31, 2011:

On February 1, 2011, Norman Kunin, the Company’s former Chief Financial Officer, was granted an option to purchase 50,000 shares of the Company’s common stock at a price of $0.25 per share. These options were subsequently cancelled due to Mr. Kunin’s death in October 2012.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the year ended December 31, 2012 or December 31, 2011 by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

Options Awarded
	Number of	Number of
	Options	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
J Michael Redmond	1,375,000	-	$0.10	10/31/2020
Dr Roger Morris	150,000	-	$0.25	11/15/2015
Michael Contarino	150,000	-	$0.25	11/15/2015
Dr. David Stark	75,000	-	$0.25	01/10/2016
Ricky Richardson	150,000	-	$0.25	01/28/2016
	1,900,000

On October 31, 2010, the Company, under its 2010 Plan, granted qualified stock options to its Chief Executive Officer to purchase 1,375,000 shares of the Company’s common stock for five years at $0.10 per share, which vest quarterly over a period of twelve months. As of the date of this filing, the options are fully vested, and were expensed by the Company over the vesting period of 12 months, at an aggregate value of $137,500.

On November 15, 2010, the Company, under its 2010 Plan, granted qualified stock options to two of its consultants to purchase 300,000 shares of the Company’s common stock for five years at $0.25 per share, which vest quarterly over a period of eighteen months. As of the date of this filing, the options are fully vested, and were expensed by the Company over the vesting period of 18 months, at an aggregate value of $75,000.

On January 10, 2011, the Company, under its 2010 Plan, granted qualified stock options to one of its consultants to purchase 75,000 shares of the Company’s common stock at a price of $0.25 per share, which vest quarterly over a period of eighteen months. As of the date of this filing, the options are fully vested, and were expensed by the Company over the vesting period of 18 months, at an aggregate value of $18,750.

On January 28, 2011, the Company, under its 2010 Plan, granted qualified stock options to one if its consultants to purchase 150,000 shares of the Company’s common stock at a price of $0.25 per share, which vest quarterly over a period of eighteen months. As of the date of this filing, the options are fully vested, and were expensed by the Company over the vesting period of 18 months, at an aggregate value of $37,500.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has no formal plan for compensating its directors for their service in their capacity as directors. However, certain directors and officers of the Company have received stock options to purchase common shares under the Company’s 2010 Plan, and may receive additional stock options at the discretion of the Company’s board of directors. The Company has not paid any other cash compensation or director’s fees for services rendered as a director since the Company’s inception to the date of this filing.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2012, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2013, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Montecito BioSciences, Ltd. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	38,156,227	[2]	25.26%
Jorn & Jennifer Gorlach 3194 Quarry Road Manchester, NJ 08759	10,683,743	[3]	7.07%
AvanteGarde LLC 3194 Quarry Road Manchester, NJ 08759	4,960,310	[3]	3.28%
Withrow Sinclair & Co. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,721,900	[4]	3.79%
Edward W. Withrow III 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	7,631,245	[2] [4] [5]	5.05%
Katsuka Sandoval 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	5,000,000	[5]	3.31%
J. Michael Redmond 10 Canterbury Road Windham, NH 03087	454,241		0.30%
The Kasper Group 2722 Mirasol Loop Round Rock, TX 78681	3,306,873	[6]	2.19%
Kyle Withrow, Custodian 2722 Mirasol Loop Round Rock, TX 78681	381,562	[6]	0.25%
Calli Bucci 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	381,562		0.25%
Total	76,334,257		50.53%

[1]	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]	5% shareholder Montecito BioSciences Ltd. controlled by Edward W. Withrow III, the Company’s Executive Chairman

[3]	5% shareholder Avantegarde LLC controlled by to Dr. Jorn Gorlach, a director of the Company.

[4]	5% shareholder Withrow Sinclair & Co. controlled by to Edward W. Withrow III, the Company’s Executive Chairman

[5]	5% shareholder Katsuka Sandoval by marriage to Edward W. Withrow III

[6]	The Kasper Group Ltd. controlled by Kyle Withrow, the Company’s Corporate Secretary

Directors and Officers as a Group (5 shareholders)	22,495,820	14.89%
More than 5% ownership (4 shareholders)	53,838,437	35.64%
Total	76,334,257	53.21%

Changes in Control

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. (“Endeavor Holdings”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax Diagnostics, Inc, a Nevada corporation (“Parallax”) and the shareholders of Parallax (the “Parallax Shareholders”), whereby Endeavor Holdings acquired 24,870,000 shares of common stock (100%) of Parallax (the “Parallax Stock”) from the Parallax Shareholders. In exchange for the Parallax Stock, the Company issued 90,375,750 shares of its common stock to the Parallax Shareholders. The 90,375,750 shares, issued at par value $.001, represent approximately 60% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012. On October 27, 2012, the Common Stock Purchase Agreement was finalized, and a change in control of the Registrant took place.

As a result of the transactions effected by the Merger Agreement, (i) Parallax merged with and into Endeavor Holdings whereupon Endeavor Holdings continued as the surviving entity and the corporate existence of Parallax ceased; (ii) the former business of Parallax is now the Company’s primary business, (iii) the Company’s existing business activities will continue as ancillary operations, and (iv) there is a change of control whereby the former shareholders of Parallax now own a controlling 60% ownership interest in the Company on a fully diluted basis.

As a further condition of the Merger Agreement, the current officer and director of the Company, Mr. Gardner Williams, resigned from all positions, and Mr. J. Michael Redmond was appointed to serve as Chief Executive Officer and President of the Company, and also as a Director on the Board of Directors. Additionally, Ms. Calli Bucci was appointed to serve as the Company’s Treasurer and Chief Financial Officer, Mr. Kyle W. Withrow was appointed to serve as the Company’s Corporate Secretary, Dr. Roger Morris was appointed to serve as the Company’s Chief Science Officer, and Mr. Mike Contarino was appointed to serve as the Company’s Vice President. Mr. Edward W. Withrow III was appointed to serve as Executive Chairman of the Board of Directors, and Mr. Redmond, Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), and is now a wholly owned subsidiary of Endeavor Power Corporation.

The Company is unaware of any contract or other arrangement or provisions of its Articles or Bylaws the operation of which may at a subsequent date result in a change of control of the Company. There are not any provisions in its Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of its company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2012, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. (“Endeavor Holdings”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax Diagnostics, Inc. and the shareholders of Parallax (the “Parallax Shareholders”), whereby Endeavor Holdings acquired 100% (one hundred percent), or 24,870,000 shares, of Parallax common stock (the “Parallax Stock”) from the Parallax Shareholders (the “Parallax Merger”). In exchange for the Parallax Stock, the Company issued 90,375,750 shares of its common stock to the Parallax Shareholders. The 90,375,750 shares, issued at par value $.0001, represent approximately 60% of the Company’s total issued and outstanding shares. The Common Stock Purchase Agreement, and subsequent transaction closing, was completed on October 22, 2012. On October 27, 2012, the Common Stock Purchase Agreement was finalized, and a change in control took place. As a result of the transactions effected by the Merger Agreement, (i) Parallax merged with and into Endeavor Holdings whereupon Endeavor Holdings continued as the surviving entity and the corporate existence of Parallax ceased; (ii) the former business of Parallax is now the Company’s primary business, (iii) the Company’s existing business activities will continue as ancillary operations, and (iv) there is a change of control whereby the former shareholders of Parallax now own a controlling 60% ownership interest in the Company on a fully diluted basis.

Montecito BioSciences, Ltd. (“Montecito”) is a beneficial ownership shareholder of the Company. The President of Montecito BioSciences Ltd. is Edward W. Withrow III, the Company’s Executive Chairman. Calli Bucci, the Company’s Chief Financial Officer, was the Chief Financial Officer of Parallax, and is the Corporate Secretary of Montecito.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of December 31, 2012, $150,000 has been recorded as accrued compensation.

As at December 31, 2012 and 2011, respectively, related parties are due a total of $514,652 and $152,361, consisting of $389,961 and $143,019 in accrued compensation, and $123,191 and $9,342 in cash advances to the Company for operating expenses.  The amounts owing are unsecured, non-interest bearing, and due upon demand.

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement. On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share. As of December 31, 2012, $10,080 has been recorded as accrued interest.

On December 31, 2012, the Company issued a Convertible Note Payable in the amount of $28,500 to a related party for cash loans made to the Company of $14,000 during 2011 and $14,500 during 2012. The note bears interest at a rate of 7% per annum, is due upon demand, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.

As at December 31, 2012 and 2011, the principal balance owed for related party notes payable is $172,500 and $14,000, respectively, and a total of $10,080 and $0, respectively, of interest has been accrued.

On June 17, 2011 and September 30, 2011, respectively, the Company issued 100,000 and 10,000 shares of its preferred stock to Hamburg Investment Company, LLC, whose principal is Jorn Gorlach, a director of the Company. On June 17, 2011, the Company issued 100,000 shares of its preferred stock to Huntington Chase Financial Group, Ltd., whose principal is Edward W. Withrow III, the executive chairman of the Company. On December 6, 2011, the Company issued 10,000 shares of its preferred stock to David Engert, a director of the Company. All preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held, and were issued with 100% warrant coverage (Note 12). The number of shares of common stock underlying the warrants and the exercise price were subject to adjustment upon certain events. On November 1, 2012, in connection with the Merger Agreement, the Company converted all its formerly outstanding preferred shares at an exchange ratio of 3.633926 shares for each share held. As a result, the issued and outstanding preferred stock held by related parties increased by from 220,000 shares to 799,464 shares

Director Independence

For purposes of determining director independence, the Company have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, Alfonso Knoll is not an independent director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012 $	December 31, 2011 $

Audit Fees	9,000	12,000

Audit Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	9,000	12,000

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.

(4)	Instruments Defining the Rights of Security Holders

4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.

(10)	Material Contracts

10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.

10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010.	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the

Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.

(14)	Code of Ethics

14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.

(16)	Letter Re Change in Certifying Accountant

16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.

(23)	Consent Letters

23.1*	Letter from Seale and Beers, CPAs dated April 16, 2013	Filed herewith.
23.2*	Letter from Stan J.H. Lee dated April 15, 2013	Filed herewith.

(99)	Other Documents

99.1	Confidential Private Placement Memorandum fir Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2*	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

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

ENDEAVOR POWER CORP.

Dated: April 16, 2013	/s/ J. Michael Redmond

J. Michael Redmond
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 16, 2013	/s/ Calli Bucci

Calli Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	/s/ J. Michael Redmond

J. Michael Redmond
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 16, 2013	/s/ Calli Bucci

Calli Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 16, 2013	/s/ Edward W. Withrow III

Edward W. Withrow III
Executive Chairman

Dated: April 16, 2013	/s/ Dr. Jorn Gorlach

Dr. Jorn Gorlach
Director

Dated: April 16, 2013	/s/ Anand Kumar

Anand Kumar
Director

Dated: April 16, 2013	/s/ David Engert

David Engert
Director

Dated: April 16, 2013	/s/ E. William Withrow Jr.

E. William Withrow Jr.
Director

