Form 10-Q
period 2013-03-31
Endeavor Power Corp
filed 2013-05-15
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 333-166487

ENDEAVOR POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	72-1619357
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Canal Park, 5th Floor, Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

617-209-7999
(Registrant’s telephone number, including area code)

N/A
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

152,563,898 common shares issued and outstanding as of May 13, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012, on Form 10-K, as filed with the Securities and Exchange Commission on April 16, 2013.

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$646	$9,397
Prepaid expenses	69,920	—
Total current assets	70,566	9,397

Property and equipment, net	23,776	26,417

Intangible assets, net	20,834	21,250

TOTAL ASSETS	$115,176	$57,064

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$116,631	$116,760
Notes and loans payable	84,075	84,075
Related party payables	613,537	513,152
Total current liabilities	814,243	713,987

Related party loans	181,700	172,500

Total liabilities	995,943	886,487

STOCKHOLDERS' (DEFICIT)
Preferred Stock: 10,000,000 shares authorized, $.001 par, 835,803 issued and outstanding at March 31, 2013 and and December 31, 2012	836	836
Common Stock: 250,000,000 shares authorized, $.001 par, 152,563,898 and 151,063,898 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	152,564	151,064
Additional paid in capital-preferred	499,164	499,164
Additional paid in capital-common	(2,935)	(91,435)
Accumulated deficit	(1,530,396)	(1,389,052)
Total stockholders' (deficit)	$(880,767)	$(829,423)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$115,176	$57,064

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			December 30, 2008
	For the three months ended		(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—

General and administrative expenses	114,784	123,684	1,180,493

Operating (loss)	(114,784)	(123,684)	(1,180,493)

Other (income) expenses
Insurance claim refund	(1,695)	—	(1,695)
Depreciation and amortization	3,057	5,868	33,970
Amortization of deferred compensation	20,080	23,964	301,330
Interest expense	5,118	—	16,298
Total other (income) expenses	26,560	29,832	349,903

Net (loss)	$(141,344)	$(153,516)	$(1,530,396)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	109,339,888	106,492,198

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			December 30, 2008
	For the three months ended		(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash flows from operations:
Net (loss)	$(141,344)	$(153,516)	$(1,530,396)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	2,641	5,451	29,803
Amortization expense	416	417	4,167
Stock compensation	90,000	—	95,000
Stock options / amortization of stock options	—	23,964	281,250
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(69,920)	—	(69,920)
Increase (decrease) in accounts payable and accrued expenses	(129)	(2,321)	199,748
Increase in related party payables	100,385	38,942	504,598
Net cash (used in) operating activities	(17,951)	(87,063)	(485,750)

Cash flows from investing activities:
Cash (used in) the purchase of equipment	—	(2,186)	(53,579)
Net cash (used in) investing activities	—	(2,186)	(53,579)

Cash flows from financing activities:
Proceeds from related party loans	9,200	—	37,700
Repayment of related party loans	—	—	(1,450)
Proceeds from issuance of preferred shares	—	—	500,000
Cash received upon merger	—	—	3,600
Subscription payment	—	—	125
Net cash provided by financing activities	9,200	—	539,975

Net increase (decrease) in cash	(8,751)	(89,249)	646

Cash - beginning of period	9,397	136,066	—

Cash - end of period	$646	$46,818	$646

NON-CASH ACTIVITIES
Recapitalization of equity upon merger	$—	$—	$265,793
Conversion of accounts payable to notes payable	$—	$—	$144,000
Conversion of debt into common stock	$—	$—	$20,000
Cancellation of related party debt	$—	$—	$42,500
Subscriptions receivable	$—	$—	$(125)

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The accompanying interim consolidated financial statements of Endeavor Power Corporation have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012, as the interim disclosures generally do not repeat those in the annual statements.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At March 31, 2013, the Company has not yet commenced operations. All activity from December 30, 2008 (date of inception) through March 31, 2013, relates to the Company’s formation and ongoing development.

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

As a further condition of the Merger Agreement, the then-current officer and director of the Company, Mr. Gardner Williams, resigned from all positions, and Mr. J. Michael Redmond was appointed to serve as Chief Executive Officer and President of the Company, and also as a Director on the Board of Directors. Additionally, Ms. Calli Bucci was appointed to serve as the Company’s Treasurer, Chief Financial Officer, Dr. Roger Morris was appointed to serve as the Company’s Chief Science Officer, and Mr. Mike Contarino was appointed to serve as the Company’s Vice President. Mr. Edward W. Withrow III was appointed to serve as Executive Chairman of the Board of Directors, and Mr. Redmond, Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

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

On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), and is a wholly owned subsidiary of Endeavor Power Corporation.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at March 31, 2013, the Company had a working capital deficit of $743,677, and an accumulated deficit of $1,530,396. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2013, the Company had no cash equivalents.

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

Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. As at March 31, 2013, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

Property and Equipment
Property and equipment is comprised of office equipment and medical testing and prototype equipment, recorded at cost and depreciated using the double declining balance method over the estimated useful lives of five to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

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

Recently Adopted Accounting Standards:
The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has recently adopted the following new accounting standards:

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

NOTE 3. PREPAID EXPENSES

Prepaid expenses consist of consulting fees paid in advance of services rendered. The consulting fees were paid in the form of 1,500,000 shares of the Company’s restricted common stock, valued at $90,000, pursuant to the consulting agreement dated January 10, 2013. As of March 31, 2013, $20,080 has been expensed as stock compensation, and $69,920 remains as a prepaid expense, to be amortized over the next 9 months.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2013	December 31, 2012
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(29,803)	(27,162)
Property and equipment, net	$23,776	$26,417

Depreciation expense for the three months ended March 31, 2013 and the year ended December 31, 2012 was $2,641 and $16,883, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2013	December 31, 2012
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(4,166)	(3,750)
Intangible assets, net	$20,834	$21,250

Amortization expense for the three months ended March 31, 2013 and the year ended December 31, 2012 was $416 and $1,668, respectively.

NOTE 6. NOTES AND LOANS PAYABLE

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party. Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. The Company has recorded $2,412 in accrued interest as of March 31, 2013.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. The Company has recorded $14,300 in accrued interest as of March 31, 2013.

NOTE 7. RELATED PARTY TRANSACTIONS

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $.10 per share. As of March 31, 2013 and December 31, 2012, respectively, $241,346 and $185,961 has been recorded as accrued compensation.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of March 31, 2013, and December 31, 2012, respectively, $187,500 and $150,000 has been recorded as accrued compensation.

As at March 31, 2013 and December 31, 2012, respectively, related parties are due a total of $613,537 and $513,152, consisting of $490,346 and $389,961 in accrued compensation, and $123,191 and $123,191 in cash advances to the Company for operating expenses. The amounts owing are unsecured, non-interest bearing, and due upon demand.

	March 31, 2013	December 31, 2012
Accrued compensation
J. Michael Redmond	$241,346	$185,961
Huntington Chase Financial Group, Ltd.	187,500	150,000
MJ Management, LLC	24,000	16,500
Tom Mackay	26,250	26,250
Gardner Williams	11,250	11,250
Total accrued compensation	490,346	389,961

Cash advances
Edward W. Withrow, III	7,842	7,842
Tom Mackay	11,900	11,900
Regal Capital Development	103,449	103,449
Total cash advances	123,191	123,191
Total related party payable	$613,537	$513,152

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement. On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share. As of March 31, 2013, interest in the amount of $12,565 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

On December 31, 2012, the Company issued a Convertible Note Payable in the amount of $28,500 to a related party for cash loans made to the Company of $14,000 during 2011 and $14,500 during 2012. The note bears interest at a rate of 7% per annum, is due upon demand, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share. On March 31, 2013, the note was modified to increase the principal balance by $9,200 for additional cash loans made to the Company during the current period. As of March 31, 2013, interest in the amount of $491 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

As at March 31, 2013 and December 31, 2012, the principal balance owed for related party notes payable is $181,700 and $172,500, respectively, and a total of $13,565 and $10,080, respectively, of interest has been accrued.

	March 31, 2013	December 31, 2012
Related party notes payable
The Kasper Group, Ltd.	$144,000	$144,000
Huntington Chase Financial Group, Ltd.	37,700	28,500
Total related party notes payable	$181,700	$172,500

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

On July 1, 2011, the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. for the manufacturing of diagnostic assays related to the Company’s medical testing equipment (the “Meyer Agreement”). The Meyer Agreement is for an estimated term of eight weeks, or until delivery of the assays, and includes compensation in the amount of $10,194, which is payable in two installments over the eight week term. As of March 31, 2013, payments totaling $8,980 have been made, and $1,214 has been accrued.

On January 10, 2013, the Company entered into a consulting agreement with Capital Group Communications, Inc. (the “CGC Agreement”) for certain advisory services. The term of the CGC Agreement is for a period of twelve months, and contains consideration for such advisory services in the form of 1,500,000 shares of the Company’s restricted common stock (the “CGC shares”). The CGC shares, valued at $90,000, are non-returnable, and will be expensed over the term of the Agreement. As of March 31, 2013, $20,080 has been expensed, and $69,920 remains as a prepaid expense, to be expensed over the next 9 months.

NOTE 9. PREFERRED STOCK

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

All preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held, and were issued with 100% warrant coverage (Note 11). The number of shares of common stock underlying the warrants and the exercise price were subject to adjustment upon certain events.

On November 1, 2012, in connection with the Merger Agreement, the Company converted all its formerly outstanding preferred shares at an exchange ratio of 3.633926 shares for each share held. As a result, the issued and outstanding preferred stock increased by 605,803 shares, from 230,000 shares to 835,803 shares.

As of March 31, 2013 and December 31, 2012, the Company has 835,803 shares of preferred stock issued and outstanding.

NOTE 10. COMMON STOCK

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

On January 10, 2013, in connection with the Consulting Agreement with Capital Group Communications, 1,500,000 shares of the Company’s restricted common stock were issued in exchange for services valued at $90,000. As a result, $88,500 was recorded as paid in capital.

As of March 31, 2013 and December 31, 2012, respectively, the Company has 152,563,898 and 151,063,898 common shares issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of March 31, 2013, the Company had 16,716,061 warrants and 1,900,000 options issued and outstanding.

Prior to the Parallax Merger, and in connection with the issuance of 230,000 shares of preferred stock (Note 9), warrants were issued to purchase 4,600,000 shares of common stock. Of these warrants, 4,000,000 were issued at an exercise price of $1.00 per share, and 600,000 were issued at an exercise price of $1.50 per share. The number of shares of common stock underlying the warrants and the exercise price were subject to adjustment upon certain events.

As part of the Merger Agreement, the warrants were adjusted at an exchange ratio of 3.633926 warrants for each warrant. As a result, the 4,600,000 warrants were converted to 16,716,061 warrants. In addition, the $1.00 exercise price was adjusted to $0.27518 per share, and the $1.50 exercise price was adjusted to $0.41278 per share:

Warrants
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.27518	14,535,706	0.20	$4,000,000	$0.27518
$0.41278	726,785	0.50	300,000	$0.41278
$0.41278	726,785	0.67	300,000	$0.41278
$0.41278	726,785	1.08	300,000	$0.41278
	16,716,061		$4,900,000	$0.41278

Warrant Activity
	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	16,716,061	$0.41278
Issued	—	—
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at March 31, 2013	16,716,061	$0.41278

On June 30, 2010, the Company adopted the 2010 Stock Option Plan (“2010 Plan”), wherein 2,800,000 shares of common stock were reserved for issuance. The 2010 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company granted options to purchase a total of 1,900.000 shares. In connection with these options granted, a total of $281,250 was recorded as deferred compensation and was amortized over a 12-18 month period.

Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	1,375,000	7.50	$137,500	$0.10
$0.25	225,000	2.75	56,250	$0.25
$0.25	225,000	2.58	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,900,000	$0.20
Issued	—
Exercised	—
Expired / Cancelled	—
Outstanding at March 31, 2013	1,900,000	$0.20

NOTE 12. INCOME TAXES

The components of the net deferred tax asset at March 31, 2013 and December 31, 2012, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	March 31, 2013	December 31, 2012

Income (loss) before taxes	$(141,344)	$(552,155)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$48,100	$188,600
Non-deductible expenses	—	(800)
Change in valuation allowance	(48,100)	(187,800)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012

Net operating loss carried forward	$519,100	$471,000

Valuation allowance	(519,100)	(471,000)

Net deferred income tax asset	$–	$–

As at March 31, 2013, the Company had approximately $1,527,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 13. SUBSEQUENT EVENTS

On April 4, 2013, the Company received a Notice to Convert from one of its preferred shareholders, requesting that 1/3 (one-third) of his preferred stock holdings be converted into common shares. As a result, 242,660 shares of the Company’s restricted common stock were issued at a conversion ratio of 20 common shares for each preferred share held.

On May 10, 2013, the Company filed its new form 15c211 with a FINRA Member Market Maker, in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets, pursuant to Rule 15c2-11 under the Exchange Act, which states that at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 and obtaining FINRA approval to commence trading.

*  *  *  *  *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause the Company or the Company’s industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s financial statements and the related notes that appear elsewhere in this quarterly report.

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

Corporate History and Overview

The Company was incorporated in the State of Nevada on July 6, 2005, and began its development activities in the field of online website design and commerce. In September 2007, it merged with Endeavor Uranium, Inc. and began activities in the mineral exploration field, with mineral properties in the northwestern United States. Furthering the Company’s development, on December 23, 2008, the Company entered into a Joint Venture Agreement with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells, and changed its operating name to Endeavor Power Corporation. The Company’s development activities in oil and gas exploration continued until November 2010.

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

The Company began developing activities in managerial services, and pursued potential funding opportunities for the Company. It also retained consultants to perform due diligence on certain mining properties located in Venezuela, Brazil, Bolivia, Guyana and several other South American countries. Management, however, determined that the outcome of such due diligence did not provide the Company a viable opportunity and that it did not provide sufficient economic benefit for the Company. Management therefore ceased its due diligence, and continued its operations in managerial services whilst pursuing other viable business opportunities to increase shareholder value.

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  At March 31, 2013 the Company has not yet commenced its principal operations, which is in the bio-medical and diagnostics sector.

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

On May 10, 2013, the Company filed its new form 15c211 with a FINRA Member Market Maker, in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets, pursuant to Rule 15c2-11 under the Exchange Act, which states that at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 and obtaining FINRA approval to commence trading.

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended March 31, 2013, which are included herein.

Balance Sheet

As at March 31, 2013, the Company had total assets of $115,176, compared with total assets of $57,064 as at December 31, 2012. The increase in total assets of $58,112 is attributable to a decrease in cash of $8,751, an increase in prepaid expenses of $69,920, $2,641 of depreciation related to equipment, and $416 of amortization related to the intangible assets..

As at March 31, 2013, the Company had total liabilities of $995,943, compared with $886,487 as at December 31, 2012. The increase in total liabilities of $109,456 is attributable to a decrease of $129 of accounts payable and accrued expenses, an increase of $100,385 in related party payables, and an increase of $9,200 in related party loans.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis. All significant inter-company accounts and transactions have been eliminated.

As a result of the Share Exchange that took place November 1, 2012, a change in control occurred whereby the Company is the legal parent/accounting subsidiary of ESI, and ESI is the legal subsidiary/accounting parent of the Company. The Share Exchange has therefore been identified and recorded as a reverse acquisition and, pursuant to ASC 805-40-45-1, the historical and cumulative financial information are a continuation of the financial information of the legal subsidiary, ESI. For cumulative purposes, the date of inception is that of ESI, December 30, 2008.

			Cumulative from December 30, 2008 (inception) to March 31, 2013
	Three months ended
	March 31,
	2013	2012
Revenue	$—	$—	$—
Cost of Sales	—	—	—
Gross profit (loss)	—	—	—
General and administrative expenses	114,784	123,684	1,180,493
Operating (loss)	(114,784)	(123,684)	(1,180,493)
Insurance claim reimbursement	1,695	—	1,695
Depreciation and amortization	(3,057)	(5,868)	(33,970)
Amortization of stock compensation	(20,080)	(23,964)	(301,330)
Interest expense	(5,118)	—	(16,298)
Net (loss)	$(141,344)	$(153,516)	$(1,530,396)

Revenue

For the three months ended March 31, 2013 and 2012, no revenue was generated.

Cost of sales

For the three months ended March 31, 2013 and 2012, no costs of sales were incurred.

As of March 31, 2013, the Company’s primary operations have not commenced.

Operating Expenses

During the three months ended March 31, 2013, the Company incurred operating expenses totaling $114,784, compared with $123,684 for the three months ended March 31, 2012. The decrease in operating expenses of $8,900 is attributable to:

●	a decrease in legal, accounting and management fees of $11,999 due to an increase in legal fees of $751; an increase in accounting fees of $2,250; and a decrease in management fees of $15,000 resulting from a consulting agreement that expired in the previous year;
●	an increase in salaries and related taxes and benefits of $8,194, due to an increase in officer salaries of $7,788 and related taxes of $3,635, resulting in an increase in annual base pay; and a decrease in employee benefits of $3,230 due to certain benefits suspended until funding goals are met;
●	a decrease in travel and entertainment of $4,770; due to no travel expenses incurred in the current period, compared to $4,770 for the same period last year; and
●	a decrease in office supplies and miscellaneous expenses of $324.

	Three months ended March 31,
	2013	2012	Variance
Legal, accounting, and management fees	$49,250	$61,249	$(11,999)
Salaries, benefits and related taxes	63,051	54,857	8,194
Travel and entertainment	—	4,770	(4,770)
Office supplies and miscellaneous	2,484	2,808	(324)
Total General & Administrative Expenses	$114,784	$123,684	$(8,900)

Net Loss

During the three months ended March 31, 2013, the Company incurred a net loss of $141,344 compared with a net loss of $153,516 for the three months ended March 31, 2012. The decrease in net loss of $12,172 is primarily attributable to a decrease in general and administrative expenses of $8,900, an increase in miscellaneous income of $1,695, a decrease in depreciation and amortization of $2,811, a decrease in amortization of stock compensation of $3,884, and an increase in interest expense of $5,118.

Liquidity and Capital Resources

As at March 31, 2013, the Company had a cash balance of $646 and a working capital deficit of $743,677 compared with a cash balance of $9,397 and a working capital deficit of $704,590 at December 31, 2012. The increase in working capital deficit of $39,087 is attributable to a decrease in cash of $8,751, an increase in prepaid expenses of $69,920, a decrease in accounts payable and accrued expenses of $129, and an increase in related party payable of $100,385.

Working Capital	At March 31,	At December, 31	Increase
	2013	2012	(Decrease)
Current Assets	$70,566	$9,397	$61,169
Current Liabilities	814,243	713,987	100,256
Working Capital (Deficit)	$(743,677)	$(704,590)	$(39,087)

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, the Company’s auditors stated in their report on the Company’s interim consolidated financial statements that they have substantial doubt that the Company will be able to continue as a going concern without further financing.

During the three months ended March 31, 2013, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

Cash Flows	For the three months ended
	March 31,		Increase
	2013	2012	(decrease)
Net Cash (Used in) Operating Activities	$(17,951)	$(87,063)	$69,112
Net Cash Provided by (used in) Investing Activities	—	(2,186)	2,186
Net Cash Provided by Financing Activities	9,200	—	9,200
Increase (Decrease) in Cash	$(8,751)	$(89,249)	$80,498

Cash Flows from Operating Activities

During the three months ended March 31, 2013, the Company used $17,951 of cash flow for operating activities compared with $87.063 for the three months ended March 31, 2012. The increase in cash used for operating activities of $69,112 is attributable a decrease in net (loss) of $12,172, a decrease in depreciation expense of $2,810, an increase in stock compensation of $90,000, a decrease in stock option amortization of $23,964, an increase in prepaid expense of $69,920, an increase in accounts payable and accrued expenses of $2,192, and an increase in related party payables of $61,443.

Cash Flows from Investing Activities

During the three months ended March 31, 2013, the Company used $0 of cash flow for investing activities, compared with $2,186 for the same period in 2012. The decrease in cash used for investing activities is due to equipment purchased in the prior year of $2,186, compared to none purchased in the current period.

Cash Flows from Financing Activities

During the three months ended March 31, 2013, the Company was provided with $9.200 of cash flow from financing activities, compared with $0 during the same period last year. The increase in cash flows provided from financing activities is attributable to $9,200 in related party cash loans received in the current period, compared to none received in the same period last year.

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

Going Concern

The unaudited interim consolidated financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the unaudited consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Recently Issued Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has recently adopted the following new accounting standards:

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

As of March 31, 2013, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Audit Committee

The Company’s Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by the Company’s Board of Directors. The Company intends to establish an audit committee during the year 2013. When established, the audit committee's primary function will be to provide advice with respect to the Company’s financial matters and to assist the Company’s Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Company’s Board of Directors.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no material existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2013, there were no unregistered sales of the Company’s securities.

On January 10, 2013, in connection with the Consulting Agreement with Capital Group Communications, 1,500,000 shares of the Company’s restricted common stock were issued in exchange for services valued at $90,000.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.

(4)	Instruments Defining the Rights of Security Holders

4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.

(10)	Material Contracts

10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010.	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.

10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31*	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed herewith*

(14)	Code of Ethics

14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.

(16)	Letter Re Change in Certifying Accountant

16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.

(23)	Consent Letters

23.1	Letter from Stan J.H. Lee dated October 31, 2012	Filed with the SEC on November 5, 2012 as part of the Company’s Annual Report on Form 10-K.
23.2	Letter from Stan J.H. Lee dated April 15, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
23.3	Letter from Seale & Beers, CPA’s dated May 13, 2013	Filed herewith*

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

(99)	Other Documents

99.1	Confidential Private Placement Memorandum fir Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.

(100)	XBRL Related Documents

101.INS**	XBRL Instance Document	Filed herewith.

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Filed herewith.
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

ENDEAVOR POWER CORPORATION

Dated: May 15, 2013	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2013	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)