Form 10-Q
period 2013-06-30
Endeavor Power Corp
filed 2013-08-14
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

152,806,558 common shares issued and outstanding as of August 14, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012, on Form 10-K, as filed with the Securities and Exchange Commission on April 16, 2013.

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$356	$9,397
Prepaid expenses	47,420	––
Total current assets	47,776	9,397

Property and equipment, net	21,135	26,417

Intangible assets, net	20,418	21,250

TOTAL ASSETS	$89,329	$57,064

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$129,084	$116,760
Notes and loans payable	84,075	84,075
Related party payables	714,787	513,152
Total current liabilities	927,946	713,987

Long-term related party loans	188,700	172,500

Total liabilities	1,116,646	886,487

STOCKHOLDERS' (DEFICIT)
Preferred Stock: 10,000,000 shares authorized, $.001 par, 823,691 and 835,803 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	824	836
Common Stock: 250,000,000 shares authorized, $.001 par, 152,806,558 and 151,063,898 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	152,807	151,064
Additional paid in capital-preferred	465,843	499,164
Additional paid in capital-common	30,155	(91,435)
Accumulated deficit	(1,676,946)	(1,389,052)
Total stockholders' (deficit)	(1,027,317)	(829,423)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$89,329	$57,064

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative from
					December 30, 2008
	For the three months ended		For the six months ended		(inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$––	$––	$––	$––	$––
Cost of sales	––	––	––	––	––
Gross profit	––	––	––	––	––

General and administrative expenses	115,710	129,104	230,494	252,788	1,296,203

Operating (loss)	(115,710)	(129,104)	(230,494)	(252,788)	(1,296,203)

Other income (expenses)
Insurance claim refund	––	––	1,695	––	1,695
Depreciation and amortization	(3,057)	(3,626)	(6,114)	(9,494)	(37,027)
Amortization of deferred compensation	(22,500)	(15,628)	(42,580)	(39,592)	(323,830)
Interest expense	(5,283)	(2,513)	(10,401)	(4,998)	(21,581)
Total other income (expenses)	(30,840)	(21,767)	(57,400)	(54,084)	(380,743)

Net (loss)	$(146,550)	$(150,871)	$(287,894)	$(306,872)	$(1,676,946)

Net (loss) per common share –– basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.002)

Weighted average common shares outstanding –– basic and diluted	152,806,558	102,276,859	144,256,954	102,276,859

The accompanying notes are an integral part of these consolidated financial statements

4

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative from
			December 30, 2008
	For the six months ended		(inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

Cash flows from operations:
Net (loss)	$(287,894)	$(306,872)	$(1,676,946)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	5,282	8,660	32,444
Amortization expense	832	834	4,583
Stock compensation	90,000	––	95,000
Stock options / amortization of stock options	––	39,592	281,250
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(47,420)	––	(47,420)
Increase (decrease) in accounts payable and accrued expenses	12,325	12,044	212,202
Increase in related party payables	201,634	85,538	605,847
Net cash (used in) operating activities	(25,241)	(160,204)	(493,040)

Cash flows from investing activities:
Cash (used in) the purchase of equipment	––	(4,370)	(53,579)
Net cash (used in) investing activities	––	(4,370)	(53,579)

Cash flows from financing activities:
Proceeds from related party loans	16,200	––	44,700
Repayment of related party loans	––	––	(1,450)
Proceeds from issuance of preferred shares	––	100.000	500,000
Cash received upon merger	––	––	3,600
Subscription payment	––	––	125
Net cash provided by financing activities	16,200	100,000	546,975

Net increase (decrease) in cash	(9,041)	(64,574)	356

Cash - beginning of period	9,397	136,066	––

Cash - end of period	$356	$71,492	$356

NON–CASH ACTIVITIES
Recapitalization of equity upon merger	$––	$––	$265,793
Conversion of accounts payable to notes payable	$––	$(144,000)	$––
Conversion of debt into common stock	$––	$––	$20,000
Conversion of preferred stock into common stock	$33,330	$––	$33,330
Assignment of note payable to related party note	$––	$144,000	$144,000
Cancellation of related party debt	$––	$––	$42,500
Subscriptions receivable	$––	$––	$(125)

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORPORATION

(Successor to Parallax Diagnostics, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At June 30, 2013, the Company has not yet commenced operations.  All activity from December 30, 2008 (date of inception) through June 30, 2013, relates to the Company’s formation and ongoing development.

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

On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), and is a wholly owned subsidiary of Endeavor Power Corporation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at June 30, 2013, the Company had a working capital deficit of $880,170, and an accumulated deficit of $1,676,946. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Endeavor" shall mean Endeavor Power Corporation and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2013, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at June 30, 2013, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

Adopted:

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Not Yet Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 may have on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company is evaluating the effect, if any, the adoption of ASU No. 2013-07 may have on its consolidated financial statements.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PREPAID EXPENSES

Prepaid expenses consist of consulting fees paid in advance of services rendered.  The consulting fees were paid in the form of 1,500,000 shares of the Company’s restricted common stock, valued at $90,000, pursuant to the consulting agreement dated January 10, 2013.  As of June 30, 2013, $42,580 has been expensed as stock compensation, and $47,420 remains as a prepaid expense, to be amortized over the next 6 months.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(32,444)	(27,162)
Property and equipment, net	$21,135	$26,417

Depreciation expense for the six months ended June 30, 2013 and June 30, 2012 was $5,282 and $8,660, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	June 30, 2013	December 31, 2012
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(4,582)	(3,750)
Intangible assets, net	$20,418	$21,250

Amortization expense for the six months ended June 30, 2013 and June 30, 2012 was $832 and $834, respectively.

NOTE 6. NOTES AND LOANS PAYABLE

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. The Company has recorded $2,611 in accrued interest as of June 30, 2013.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. The Company has recorded $15,920 in accrued interest as of June 30, 2013.

NOTE 7. RELATED PARTY TRANSACTIONS

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share. As of June 30, 2013 and December 31, 2012, respectively, $297,596 and $185,961 has been recorded as accrued compensation.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of June 30, 2013, and December 31, 2012, respectively, $225,000 and $150,000 has been recorded as accrued compensation.

As at June 30, 2013 and December 31, 2012, respectively, related parties are due a total of $714,787 and $513,152, consisting of $591,596 and $389,961 in accrued compensation, and $123,191 and $123,191 in cash advances to the Company for operating expenses.  The amounts owing are unsecured, non-interest bearing, and due upon demand.

Related party payable consists of the following:

	June 30, 2013	December 31, 2012
Accrued compensation
J. Michael Redmond	$297,596	$185,961
Huntington Chase Financial Group, Ltd.	225,000	150,000
MJ Management, LLC	31,500	16,500
Tom Mackay	26,250	26,250
Gardner Williams	11,250	11,250
Total accrued compensation	591,596	389,961

Cash advances
Edward W. Withrow, III	7,842	7,842
Tom Mackay	11,900	11,900
Regal Capital Development	103,449	103,449
Total cash advances	123,191	123,191
Total related party payable	$714,787	$513,152

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement.  On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  As of June 30, 2013, interest in the amount of $15,079 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

On December 31, 2012, the Company issued a Convertible Note Payable in the amount of $28,500 to a related party for cash loans made to the Company of $14,000 during 2011 and $14,500 during 2012.  The note bears interest at a rate of 7% per annum, is due December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  The note has been modified to increase the principal balance by $16,200 for additional cash loans made to the Company through June 30, 2013, for a total principal balance owing of $44,700.  As of June 30, 2013, interest in the amount of $1,442 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

As at June 30, 2013 and December 31, 2012, the principal balance owed for long-term related party notes payable is $188,700 and $172,500, respectively, and a total of $16,520 and $10,080, respectively, of interest has been accrued.

	June 30, 2013	December 31, 2012
Long-term related party notes payable
The Kasper Group, Ltd.	$144,000	$144,000
Huntington Chase Financial Group, Ltd.	44,700	28,500
Total long-term related party notes payable	$188,700	$172,500

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

On July 1, 2011, the Company entered into a Development and Supply Agreement with Corder Engineering, LLC for certain engineering services as well as the development and manufacturing of ten (10) evaluation units, including software, hardware and instrumentation, related to the Company’s medical testing equipment (the “Corder Agreement”).  The Corder Agreement is for an estimated term of twelve weeks, or until delivery of the evaluation units, and includes compensation in the amount of $35,000, which is payable upon certain stages of production over the twelve week term. As of June 30, 2013, payments totaling $22,500 have been made, and $12,500 has been accrued.

On July 1, 2011, the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. for the manufacturing of diagnostic assays related to the Company’s medical testing equipment (the “Meyer Agreement”). The Meyer Agreement is for an estimated term of eight weeks, or until delivery of the assays, and includes compensation in the amount of $10,194, which is payable in two installments over the eight week term. As of June 30, 2013, payments totaling $8,980 have been made, and $1,214 has been accrued.

On January 10, 2013, the Company entered into a consulting agreement with Capital Group Communications, Inc. (the “CGC Agreement”) for certain advisory services.  The term of the CGC Agreement is for a period of twelve months, and contains consideration for such advisory services in the form of 1,500,000 shares of the Company’s restricted common stock (the “CGC shares”).  The CGC shares, valued at $90,000, are non-returnable, and will be expensed over the term of the Agreement.  As of June 30, 2013, $42,580 has been expensed, and $47,420 remains as a prepaid expense, to be expensed over the next 9 months.

NOTE 9. CONVERTIBLE PREFERRED STOCK

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

On April 4, 2013, the Company received a Notice to Convert from one of its preferred shareholders, requesting that 1/3 (one-third) of his 36,339 shares of preferred stock holdings be converted into common shares.  As a result, 12,112 shares of preferred stock were converted into 242,660 shares of the Company’s restricted common stock were issued at a conversion ratio of 20 common shares for each preferred share held, and preferred paid in capital was reduced by $33,321.

As of June 30, 2013 and December 31, 2012, the Company had 823,691 and 835,803 shares of preferred stock issued and outstanding, respectively.

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

On April 1, 2013, in connection with a Notice to Convert, 12,112 shares of preferred stock were converted into common stock at a rate of 20 common shares to 1 preferred share. As a result, 242,660 restricted shares of common stock were issued, and $33,090 was recorded as paid in capital.

As of June 30, 2013 and December 31, 2012, respectively, the Company has 152,806,558 and 151,063,898 common shares issued and outstanding, respectively.

NOTE 11. WARRANTS AND OPTIONS

As of June 30, 2013, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

On April 1, 2013, in connection with a Notice to Convert, 12,112 shares of preferred stock were converted into common stock. As a result, the 242,660 underlying warrants were cancelled.

On June 17, 2013, 14,535,706 warrants underlying 726,786 shares of preferred stock, which were to expire on June 17, 2013, were extended for a period of 2 years.  The warrants now expire on June 17, 2015.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.27518	14,535,706	2.00	$4,000,000	$0.27518
$0.41278	726,785	0.25	300,000	$0.41278
$0.41278	726,785	0.42	300,000	$0.41278
$0.41278	484,125	0.83	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2012	16,716,061	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	(242,660)	$0.27518
Outstanding at June 30, 2013	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	1,375,000	7.25	$137,500	$0.10
$0.25	225,000	2.50	56,250	$0.25
$0.25	225,000	2.33	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2012	1,900,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at June 30, 2013	1,900,000	$0.20

NOTE 12. INCOME TAXES

The components of the cumulative net deferred tax asset at June 30, 2013 and December 31, 2012, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	June 30, 2013	December 31, 2012

Income (loss) before taxes	$(287,894)	$(1,389,052)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$97,900	$472,300
Non–deductible expenses	––	(1,300)
Change in valuation allowance	(97,900)	(471,000)

Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012

Net operating loss carried forward	$568,900	$471,000

Valuation allowance	(568,900)	(471,000)

Net deferred income tax asset	$––	$––

As at June 30, 2013, the Company had approximately $1,673,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 13. SUBSEQUENT EVENTS

On May 10, 2013, the Company filed its new form 15c211 with a FINRA Member Market Maker, in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets, pursuant to Rule 15c2-11 under the Exchange Act, which states that at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 and obtaining FINRA approval to commence trading.  As of the June 30, 2013, FINRA is still in the process of reviewing the Company’s due diligence.

On July 22, 2013, the Company entered into a binding Letter of Intent (“LOI”) for the purchase of a privately held California corporation, whose primary operations are in the pharmaceutical industry.  The Company has initiated its due diligence process, and the terms of the LOI will be disclosed upon completion.

.

*    *    *    *    *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause the Company or the Company’s industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in the Company’s capital stock.

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.   At June 30, 2013 the Company has not yet commenced its principal operations, which is in the bio-medical and diagnostics sector.

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

On May 10, 2013, the Company filed its new form 15c211 with a FINRA Member Market Maker, in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets, pursuant to Rule 15c2-11 under the Exchange Act, which states that at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 and obtaining FINRA approval to commence trading.  As of the date of filing, FINRA is still in the process of reviewing the Company’s due diligence\

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended June 30, 2013, which are included herein.

Balance Sheet

As at June 30, 2013, the Company had total assets of $89,329, compared with total assets of $57,064 as at December 31, 2012. The increase in total assets of $32,265 is attributable to a decrease in cash of $9.041, an increase in prepaid expenses of $47,420, $5,282 of depreciation related to equipment, and $832 of amortization related to the intangible assets..

As at June 30, 2013, the Company had total liabilities of $1,116,646, compared with $886,487 as at December 31, 2012. The increase in total liabilities of $230,159 is attributable to an increase of $12,324 of accounts payable and accrued expenses, an increase of $201,635 in related party payables, and an increase of $16,200 in related party loans.

Results of Operations

Three months and six months ended June 30, 2013 compared to three months and six months ended June 30, 2012

The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

					Cumulative from
	Three months ended		Six months ended		December 30, 2008
	June 30,		June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013
Revenue	$––	$––	$––	$––	$––
Cost of Sales	––	––	––	––	––
Gross profit (loss)	––	––	––	––	––
General and administrative expenses	115,710	129,104	230,494	252,788	1,296,203
Operating (loss)	(115,710)	(129,104)	(230,494)	(252,788)	(1,296,203)
Insurance claim reimbursement	––	––	1,695	––	1,695
Depreciation and amortization	(3,057)	(3,626)	(6,114)	(9,494)	(37,027)
Amortization of stock compensation	(22,500)	(15,628)	(42,580)	(39,592)	(323,830)
Interest expense	(5,283)	(2,513)	(10,401)	(4,998)	(21,581)
Net (loss)	$(146,550)	$(150,871)	$(287,894)	$(306,872)	$(1,676,946)

Revenue

For the three months ended June 30, 2013 and 2012, no revenue was generated.

For the six months ended June 30, 2013 and 2012, no revenue was generated.

As of June 30, 2013, the Company has not yet commenced its primary operations, which are in the field of medical diagnostics equipment.

Cost of sales

For the three months ended June 30, 2013 and 2012, no costs of sales were incurred.

For the six months ended June 30, 2013 and 2012, no costs of sales were incurred.

Operating Expenses

	Three months ended		Six months ended
	June 30,		June 30,		Variances
	2013	2012	2013	2012	3-month	6-month
Legal, accounting, and management fees	$49,110	$48,255	$98,360	$109,504	$855	$(11,144)
Salaries, benefits and related taxes	60,553	61,045	123,604	115,902	(492)	7,702
Travel and entertainment	––	10,872	––	15,642	(10,872)	(15,642)
Office supplies and miscellaneous	6,047	8,932	8,530	11,740	(2,885)	(3,210)
Total General & Administrative Expenses	115,710	129,104	230,494	252,788	(13,394)	(22,294)

During the three months ended June 30, 2013, the Company incurred operating expenses totaling $115,710, compared with $129,104 for the three months ended June 30, 2012. The decrease in operating expenses of $13,394 is attributable to:

•

an increase in legal, accounting and management fees of $855 due to an increase in legal fees of $2,559; an increase in accounting fees of $8,296; and a decrease in management fees of $10,000 resulting from a consulting agreement that expired in the previous year;

•

a decrease in salaries and related taxes and benefits of $492, due to a decrease in related  taxes of $492.

•

a decrease in travel and entertainment of $10,872; due to no travel expenses incurred in the current period, compared to $10,872 incurred for the same period last year; and

•

a decrease in office supplies and miscellaneous expenses of $2,885, due to a decrease in escrow fees, resulting from a one-time escrow fee in the previous year of $3,500, not incurred in the current year; an increase in publicity and promotion of $2,560 resulting from press releases distributed in the current period, compared to none in the same period last year; a decrease in filing fees of $939 due to a change in service provider; and a decrease in other miscellaneous office expenses of $1,006.

During the six months ended June 30, 2013, the Company incurred operating expenses totaling $230,494, compared with $252,788 for the six months ended June 30, 2012. The decrease in operating expenses of $22,294 is attributable to:

•

a decrease in legal, accounting and management fees of $11,144 due to an increase in legal fees of $3,310; an increase in accounting fees of $10,546; and a decrease in management fees of $25,000 resulting from a consulting agreement that expired in the previous year;

•

an increase in salaries and related taxes and benefits of $7,702, due to an increase in officer salaries of $7,788  and related taxes of $3,143, resulting in an increase in annual base pay; and a decrease in employee benefits of $3,230 due to certain benefits suspended until funding goals are met;.

•

a decrease in travel and entertainment of $15,642; due to no travel expenses incurred in the current period, compared to $15,642 incurred for the same period last year; and

•

a decrease in office supplies and miscellaneous expenses of $3,210, resulting from a one-time escrow fee incurred in the previous year of $3,500, not incurred in the current year; and an increase in other miscellaneous office expenses of $290.

Net Loss

During the three months ended June 30, 2013, the Company incurred a net loss of $146,550 compared with a net loss of $150,871 for the three months ended June 30, 2012. The decrease in net loss of $4,321 is primarily attributable to a decrease in general and administrative expenses of $13,394, a decrease in depreciation and amortization of $569, an increase in amortization of stock compensation of $6,872, and an increase in interest expense of $2,770.

During the six months ended June 30, 2013, the Company incurred a net loss of $287,894 compared with a net loss of $306,872 for the six months ended June 30, 2012. The decrease in net loss of $18,798 is primarily attributable to a decrease in general and administrative expenses of $22,294, an increase in miscellaneous income of $1,695, a decrease in depreciation and amortization of $3,380, an increase in amortization of stock compensation of $2,988, and an increase in interest expense of $5,403.

Liquidity and Capital Resources

As at June 30, 2013, the Company had a cash balance of $356 and a working capital deficit of $880,170 compared with a cash balance of $9,397 and a working capital deficit of $704,590 at December 31, 2012. The increase in working capital deficit of $175,580 is attributable to a decrease in cash of $9,041, an increase in prepaid expenses of $47,420, an increase in accounts payable and accrued expenses of $12,324, and an increase in related party payable of $201,635.

Working Capital	At June 30,	At December, 31	Increase
	2013	2012	(Decrease)
Current Assets	$47,776	$9,397	$38,379
Current Liabilities	927,946	713,987	213,959
Working Capital (Deficit)	$(880,170)	$(704,590)	$(175,580)

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, the Company’s auditors stated in their report on the Company’s interim consolidated financial statements that they have substantial doubt that the Company will be able to continue as a going concern without further financing.

During the six months ended June 30, 2013, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

Cash Flows	For the six months ended
	June 30,		Increase
	2013	2012	(Decrease)
Net Cash (Used in) Operating Activities	$(25,241)	$(160,204)	$134,963
Net Cash (Used in) Investing Activities	––	(4,370)	4,370
Net Cash Provided by Financing Activities	16,200	100,000	(83,800)
Increase (Decrease) in Cash	$(9,041)	$(64,574)	$55,533

Cash Flows from Operating Activities

During the six months ended June 30, 2013, the Company used $25,241 of cash flow for operating activities compared with $160,204 for the six months ended June 30, 2012. The decrease in cash used for operating activities of $134,963 is attributable a decrease in net (loss) of $18,978, a decrease in depreciation and amortization expense of $3,380, an increase in stock compensation of $90,000, a decrease in stock option amortization of $39,592, an increase in prepaid expense of $47,420, an increase in accounts payable and accrued expenses of $281, and an increase in related party payables of $116,096.

Cash Flows from Investing Activities

During the six months ended June 30, 2013, the Company used $0 of cash flow for investing activities, compared with $4,370 for the same period in 2012. The decrease in cash used for investing activities is due to equipment purchased in the prior year of $4,370, compared to none purchased in the current period.

Cash Flows from Financing Activities

During the six months ended June 30, 2013, the Company was provided with $16,200 of cash flow from financing activities, compared with $100,000 during the same period last year. The increase in cash flows provided from financing activities of $83,800 is attributable to $16,200 in related party cash loans received in the current period, compared to none received in the same period last year;, and the proceeds of $100,000 for the issuance of preferred stock received in the prior year, compared to no issuance in the current period.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at June 30, 2013, the Company had a working capital deficit of $880,170, and an accumulated deficit of $1,676,946. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Adopted:

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Not Yet Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 may have on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company is evaluating the effect, if any, the adoption of ASU No. 2013-07 may have on its consolidated financial statements.

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

As of June 30, 2013, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of June 30, 2013, there were no unregistered sales of the Company’s securities.

On January 10, 2013, in connection with the Consulting Agreement with Capital Group Communications, 1,500,000 shares of the Company’s restricted common stock were issued in exchange for services valued at $90,000.

On April 4, 2013, in connection with the conversion of 12,112 shares of the Company’s outstanding preferred stock, 242,660 shares of the Company’s restricted common stock were issued at a conversion rate of 20 shares of common stock to 1 share of preferred stock, valued at $33,330.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010.	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010.	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010.	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Stan J.H. Lee dated October 31, 2012	Filed with the SEC on November 5, 2012 as part of the Company’s Annual Report on Form 10-K.
23.2	Letter from Stan J.H. Lee dated April 15, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
23.3	Letter from Seale & Beers, CPAs dated May 15, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of J. Michael Redmond	Filed herewith.
31.2*	Section 302 Certification of Calli Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of J. Michael Redmond	Filed herewith.
32.2*	Section 906 Certification of Calli Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum fir Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR POWER CORPORATION

Dated: August 14, 2013	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2013	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)