Form 10-Q
period 2013-09-30
Endeavor Power Corp
filed 2013-11-19
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 333-166487

ENDEAVOR POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	72-1619357
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Boston Place, Suite 2600, Boston, MA 02108	02141
(Address of principal executive offices)	(Zip Code)

617-209-7999

 (Registrant’s telephone number, including area code)

2 Canal Park, 5th Floor, Cambridge, MA

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

151,306,558 common shares issued and outstanding as of November 14, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012, on Form 10-K, as filed with the Securities and Exchange Commission on April 16, 2013.

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,399	$9,397
Total current assets	1,399	9,397

Property and equipment, net	18,494	26,417
Intangible assets, net	20,002	21,250

TOTAL ASSETS	$39,895	$57,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$138,059	$116,760
Notes and loans payable	84,075	84,075
Related party payables	818,278	513,152
Total current liabilities	1,040,412	713,987

Long-term related party loans	190,100	172,500

Total liabilities	1,230,512	886,487

STOCKHOLDERS' DEFICIT
Preferred Stock: 10,000,000 shares authorized, $.001 par, 823,691 and 835,803 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	824	836
Common Stock: 250,000,000 shares authorized, $.001 par, 151,306,558 and 151,063,898 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	151,307	151,064
Additional paid in capital-preferred	465,843	499,164
Additional paid in capital-common	(58,345)	(91,435)
Accumulated deficit	(1,750,246)	(1,389,052)
Total stockholders' deficit	(1,190,617)	(829,423)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,895	$57,064

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative from
					December 30, 2008
	For the three months ended		For the nine months ended		(inception) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$––	$––	$––	$––	$––
Cost of sales	––	––	––	––	––
Gross profit	––	––	––	––	––

General and administrative expenses	107,864	119,583	338,358	372,371	1,404,067

Operating (loss)	(107,864)	(119,583)	(338,358)	(372,371)	(1,404,067)

Other income (expenses)
Insurance claim refund	––	––	1,695	––	1,695
Depreciation and amortization	(3,057)	(4,745)	(9,171)	(14,239)	(40,084)
Amortization of deferred compensation	42,580	(2,778)	––	(42,370)	(281,250)
Interest expense	(4,959)	(2,541)	(15,360)	(7,539)	(26,540)
Total other income (expenses)	34,564	(10,064)	(22,836)	(64,148)	(346,179)

Net (loss)	$(73,300)	$(129,647)	$(361,194)	$(436,519)	$(1,750,246)

Net (loss) per common share – basic and diluted	$(0.000)	$(0.001)	$(0.002)	$(0.004)

Weighted average common shares outstanding – basic and diluted	151,306,558	102,516,816	146,632,645	102,357,429

The accompanying notes are an integral part of these consolidated financial statements

ENDEAVOR POWER CORP.
(Successor to Parallax Diagnostics, Inc.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative from
			December 30, 2008
	For the nine months ended		(inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flows from operations:
Net (loss)	$(361,194)	$(436,519)	$(1,750,246)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	7,923	12,989	35,085
Amortization expense	1,248	1,250	4,999
Stock compensation	––	5,000	5,000
Stock options / amortization of stock options	––	42,370	281,250
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	21,299	22,371	222,676
Increase in related party payables	305,126	148,519	709,339
Net cash (used in) operating activities	(25,598)	(204,020)	(491,897)

Cash flows from investing activities:
Cash (used in) the purchase of equipment	––	(4,370)	(53,579)
Net cash (used in) investing activities	––	(4,370)	(53,579)

Cash flows from financing activities:
Proceeds from related party loans	17,600	––	46,100
Repayment of related party loans	––	(1,500)	(2,950)
Proceeds from issuance of preferred shares	––	100,000	500,000
Cash received upon merger	––	––	3,600
Subscription payment	––	––	125
Net cash provided by financing activities	17,600	98,500	546,875

Net (decrease) in cash	(7,998)	(109,890)	1,399

Cash - beginning of period	9,397	136,066	––

Cash - end of period	$1,399	$26,176	$1,399

NON–CASH ACTIVITIES
Recapitalization of equity upon merger	$––	$––	$265,793
Conversion of accounts payable to notes payable	$––	$(144,000)	$––
Conversion of debt into common stock	$––	$––	$20,000
Conversion of preferred stock into common stock	$33,333	$––	$33,333
Assignment of note payable to related party note	$––	$144,000	$144,000
Cancellation of related party debt	$––	$––	$42,500
Subscriptions receivable	$––	$––	$(125)

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

. ENDEAVOR POWER CORPORATION

(Successor to Parallax Diagnostics, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At September 30, 2013, the Company has not yet commenced operations.  All activity from December 30, 2008 (date of inception) through September 30, 2013, relates to the Company’s formation and ongoing development.

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

As a further condition of the Merger Agreement, the then-current officer and director of the Company, Mr. Gardner Williams, resigned from all positions, and Mr. J. Michael Redmond was appointed to serve as Chief Executive Officer and President of the Company, and also as a Director on the Board of Directors.  Additionally, Ms. Calli Bucci was appointed to serve as the Company’s Treasurer and Chief Financial Officer, Dr. Roger Morris was appointed to serve as the Company’s Chief Science Officer, and Mr. Mike Contarino was appointed to serve as the Company’s Vice President.  Mr. Edward W. Withrow III was appointed to serve as Executive Chairman of the Board of Directors, and Mr. Redmond, Dr. Jorn Gorlach, Mr. Anand Kumar, Mr. David Engert and Mr. E. William Withrow Jr. were appointed to serve as Directors.

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

On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), and is a wholly owned subsidiary of Endeavor Power Corporation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at September 30, 2013, the Company had a working capital deficit of $1,039,013, and an accumulated deficit of $1,750,246. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2013, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at September 30, 2013, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

Property and Equipment

Property and equipment is comprised of office equipment and medical testing and prototype equipment, recorded at cost and depreciated using the double declining balance method over the estimated useful lives of 5 to 7 years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

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

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company is evaluating the effect, if any, adoption of ASU No. 2013-11 will have on its consolidated financial statements.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(35,085)	(27,162)
Property and equipment, net	$18,494	$26,417

Depreciation expense for the nine months ended September 30, 2013 and September 30, 2012 was $7,923 and $12,989, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	September 30, 2013	December 31, 2012
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(4,998)	(3,334)
Intangible assets, net	$20,002	$21,250

Amortization expense for the six months ended September 30, 2013 and September 30, 2012 was $1,248 and $1,250, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. The Company has recorded $2,813 in accrued interest as of September 30, 2013.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. The Company has recorded $17,559 in accrued interest as of September 30, 2013.

NOTE 6. RELATED PARTY TRANSACTIONS

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share. As of September 30, 2013 and December 31, 2012, respectively, $354,712 and $185,961 has been recorded as accrued compensation.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of September 30, 2013 and December 31, 2012, respectively, $262,500 and $150,000 has been recorded as accrued compensation.

As at September 30, 2013 and December 31, 2012, respectively, related parties are due a total of $818,278 and $513,152, consisting of $693,712 and $389,961 in accrued compensation, and $124,566 and $123,191 in cash advances to the Company for operating expenses.  The amounts owing are unsecured, non-interest bearing, and due upon demand.

Related party payable consists of the following:

	September 30, 2013	December 31, 2012
Accrued compensation
J. Michael Redmond	$354,712	$185,961
Huntington Chase Financial Group, Ltd.	262,500	150,000
MJ Management, LLC	31,500	16,500
Tom Mackay	26,250	26,250
Gardner Williams	11,250	11,250
Total accrued compensation	693,712	389,961

Cash advances
Edward W. Withrow, III	9,217	7,842
Tom Mackay	11,900	11,900
Regal Capital Development	103,449	103,449
Total cash advances	124,566	123,191
Total related party payable	$818,278	$513,152

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement.  On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  As of September 30, 2013, interest in the amount of $17,619 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

On December 31, 2012, the Company issued a Convertible Note Payable in the amount of $28,500 to a related party for cash loans made to the Company of $14,000 during 2011 and $14,500 during 2012.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  The note has been modified to increase the principal balance by $17,600 for additional cash loans made to the Company through September 30, 2013, for a total principal balance owing of $46,100.  As of September 30, 2013, interest in the amount of $2,020 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

As at September 30, 2013 and December 31, 2012, the principal balance owed for related party notes payable is $190,100 and $172,500, respectively, and a total of $19,639 and $10,080, respectively, of interest has been accrued.

	September 30, 2013	December 31, 2012
Long-term related party notes payable
The Kasper Group, Ltd.	$144,000	$144,000
Huntington Chase Financial Group, Ltd.	46,100	28,500
Total related party notes payable	$190,100	$172,500

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

On July 1, 2011, the Company entered into a Development and Supply Agreement with Corder Engineering, LLC for certain engineering services as well as the development and manufacturing of ten (10) evaluation units, including software, hardware and instrumentation, related to the Company’s medical testing equipment (the “Corder Agreement”).  The Corder Agreement is for an estimated term of twelve weeks, or until delivery of the evaluation units, and includes compensation in the amount of $35,000, which is payable upon certain stages of production over the twelve week term. As of September 30, 2013, payments totaling $22,500 have been made, and $12,500 has been accrued.

On July 1, 2011, the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. for the manufacturing of diagnostic assays related to the Company’s medical testing equipment (the “Meyer Agreement”). The Meyer Agreement is for an estimated term of eight weeks, or until delivery of the assays, and includes compensation in the amount of $10,194, which is payable in two installments over the eight week term. As of September 30, 2013, payments totaling $8,980 have been made, and $1,214 has been accrued.

On January 10, 2013, the Company entered into a consulting agreement with Capital Group Communications, Inc. (the “CGC Agreement”) for certain advisory services.  The term of the CGC Agreement was for a period of twelve months, and contained consideration for such advisory services in the form of 1,500,000 shares of the Company’s restricted common stock (the “CGC shares”).  The CGC Agreement was cancelled due to non-performance by CGC. As of September 30, 2013, the CGC shares, valued at $90,000, were unissued, and $42,580 previously expensed as stock compensation through June 30, 2013, was reversed in the current period. No further consideration, in the form of stock or other compensation, is payable under this Agreement.

NOTE 8. CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share. As of September 30, 2013 and December 31, 2012, the Company had 823,691 and 835,803 shares of preferred stock issued and outstanding, respectively.

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

All preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held, and were issued with 100% warrant coverage (Note 10).  The number of shares of common stock underlying the warrants and the exercise price were subject to adjustment upon certain events.

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

As of September 30, 2013 and December 31, 2012, respectively, the Company has 151,306,558 and 151,063,898 common shares issued and outstanding, respectively.

NOTE 10. WARRANTS AND OPTIONS

As of September 30, 2013, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

On April 1, 2013, in connection with a Notice to Convert, 12,112 shares of preferred stock were converted into common stock. As a result, the 242,660 underlying warrants were cancelled.

On June 17, 2013, 14,535,706 warrants underlying 726,786 shares of preferred stock, which were to expire on June 17, 2013, were extended for a period of 2 years.  The warrants now expire on June 17, 2015.

On September 30, 2013, 726,785 warrants underlying 36,339 shares of preferred stock, which were to expire on September 30, 2013, were extended for a period of 2 years.  The warrants now expire on September 30, 2015.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	1.71	$4,000,000	$0.27518
$0.41278	726,785	2.00	300,000	$0.41278
$0.41278	726,785	0.16	300,000	$0.41278
$0.41278	484,125	0.57	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	16,716,061	$0.41278
Issued	-	-
Exercised	-	-
Expired / Cancelled	(242,660)	$0.27518
Outstanding at September 30, 2013	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	7.00	$137,500	$0.10
$0.25	225,000	2.25	56,250	$0.25
$0.25	225,000	2.08	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,900,000	$0.20
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at September 30, 2013	1,900,000	$0.20

NOTE 11. INCOME TAXES

The components of the cumulative net deferred tax asset at September 30, 2013 and December 31, 2012, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	September 30, 2013	December 31, 2012

Income (loss) before taxes	$(361,194)	$(1,389,052)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$122,800	$472,300
Non-deductible expenses	-	(1,300)
Change in valuation allowance	(122,800)	(471,000)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012

Net operating loss carried forward	$595,100	$471,000

Valuation allowance	(595,100)	(471,000)

Net deferred income tax asset	$–	$–

As at September 30, 2013, the Company had approximately $1,747,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 12. SUBSEQUENT EVENTS

On July 22, 2013, the Company entered into a 60-day binding Letter of Intent (“LOI”) for the purchase of a privately held California corporation, whose primary operations are in the pharmaceutical industry.  The Company completed its due diligence on September 19, 2013, and provided formal written Notice of its intent to complete the acquisition within 90 days, or by December 31, 2013.  The terms of the LOI are confidential, and will be disclosed upon completion of the transaction.

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.   At September 30, 2013 the Company has not yet commenced its principal operations, which is in the bio-medical and diagnostics sector.

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

On May 10, 2013, the Company filed its new form 15c211 with a FINRA Member Market Maker, in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets, pursuant to Rule 15c2-11 under the Exchange Act, which states that at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 and obtaining FINRA approval to commence trading.  As of the date of filing, the suspension has been lifted and trading has resumed.

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended September 30, 2013, which are included herein.

Balance Sheet

As at September 30, 2013, the Company had total assets of $39,875, compared with total assets of $57,064 as at December 31, 2012. The decrease in total assets of $17,169 is attributable to a decrease in cash of $7,998, $7,923 of depreciation related to equipment, and $1,248 of amortization related to the intangible assets.

As at September 30, 2013, the Company had total liabilities of $1,230,512, compared with $886,487 as at December 31, 2012. The increase in total liabilities of $344,025 is attributable to an increase of $21,299 of accounts payable and accrued expenses, an increase of $305,126 in related party payables, and an increase of $17,600 in related party loans.

Results of Operations

Three months and nine months ended September 30, 2013 compared to three months and nine months ended September 30, 2012

The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

					Cumulative from
	Three months ended		Nine months ended		December 30, 2008
	September 30,		September 30,		(inception) to
	2013	2012	2013	2012	September 30, 2013
Revenue	$––	$––	$––	$––	$––
Cost of sales	––	––	––	––	––
Gross profit (loss)	––	––	––	––	––
General and administrative expenses	107,864	119,583	338,358	372,371	1,404,067
Operating (loss)	(107,864)	(119,583)	(338,358)	(372,371)	(1,404,067)
Insurance claim reimbursement	––	––	1,695	––	1,695
Depreciation and amortization	(3,057)	(4,745)	(9,171)	(14,239)	(40,084)
Amortization of stock compensation	42,580	(2,778)	––	(42,370)	(281,250)
Interest expense	(4,959)	(2,541)	(15,360)	(7,539)	(26,540)
Net (loss)	$(73,300)	$(129,647)	$(361,194)	$(436,519)	$(1,750,246)

Revenue

For the three months ended September 30, 2013 and 2012, no revenue was generated.

For the nine months ended September 30, 2013 and 2012, no revenue was generated.

As of September 30, 2013, the Company has not yet commenced its primary operations, which are in the field of medical diagnostics equipment.

Cost of sales

For the three months ended September 30, 2013 and 2012, no costs of sales were incurred.

For the nine months ended September 30, 2013 and 2012, no costs of sales were incurred.

Operating Expenses

	Three months ended		Nine months ended
	September 30,		September 30,		Variances
	2013	2012	2013	2012	3-month	9-month
Legal, accounting, and management fees	$46,750	$51,000	$145,112	$160,505	$(4,250)	$(15,393)
Salaries, benefits and related taxes	60,756	57,533	184,360	173,435	3,223	10,925
Travel and entertainment	––	6,015	––	21,655	(6,015)	(21,655)
Office supplies and miscellaneous	358	5,035	8,886	16,774	(4,677)	(7,889)
Total operating expenses	107,864	119,583	338,358	372,371	(11,719)	(34,013)

During the three months ended September 30, 2013, the Company incurred operating expenses totaling $107,864, compared with $119,583 for the three months ended September 30, 2012. The decrease in operating expenses of $11,719 is attributable to:

•

a decrease in legal, accounting and management fees of $4,250 due to a decrease in legal fees of $5,000; and an increase in audit fees of $750 due to a change in audit firms;

•

an increase in salaries and related taxes and benefits of $3,223, due to an increase in salaries of $865; and an increase in payroll taxes of $2,358;

•

a decrease in travel and entertainment of $6,015; due to travel expenses incurred in the prior period $6,015, compared to none incurred for the current period; and

•

a decrease in office supplies and miscellaneous expenses of $4,677, due to a decrease in filing fees of $1,380 due to a change in service provider; and a decrease in other miscellaneous office expenses of $3,297.

During the nine months ended September 30, 2013, the Company incurred operating expenses totaling $338,358, compared with $372,371 for the nine months ended September 30, 2012. The decrease in operating expenses of $34,013 is attributable to:

•

a decrease in legal, accounting and management fees of $15,394 due to a decrease in legal fees of $1,690; an increase in accounting fees of $9,000 due to a change in accounting staff; an increase in audit fees of $2,296 due to a change in audit firms; and a decrease in management fees of $25,000 resulting from a consulting agreement that expired in the previous year;

•

an increase in salaries and related taxes and benefits of $10,925, due to an increase in officer salaries of $8,654 resulting from an increase in annual base pay; an increase in payroll taxes of $5,501; and a decrease in employee benefits of $3,230 due to certain benefits suspended until funding goals are met;.

•

a decrease in travel and entertainment of $21,655; due to travel expenses incurred in the prior period $21,655, compared to none incurred for the current period; and

•

a decrease in office supplies and miscellaneous expenses of $7,889, resulting from a one-time escrow fee incurred in the previous period of $3,500 not incurred in the current period; a decrease in filing fees of $1,269 due to a change in service provider; an increase in publicity and promotion of $2,560 resulting from press releases published in the current period, compared to none published in the prior period; and a decrease in other miscellaneous office expenses of $5,680.

Net Loss

During the three months ended September 30, 2013, the Company incurred a net loss of $73,300 compared with a net loss of $129,647 for the three months ended September 30, 2012. The decrease in net loss of $56,347 is primarily attributable to a decrease in general and administrative expenses of $11,719, a decrease in depreciation and amortization of $1,688, a decrease in amortization of stock compensation of $45,358, and an increase in interest expense of $2,418.

During the nine months ended September 30, 2013, the Company incurred a net loss of $361,194 compared with a net loss of $436,519 for the nine months ended September 30, 2012. The decrease in net loss of $75,325 is primarily attributable to a decrease in general and administrative expenses of $34,013, an increase in miscellaneous income of $1,695, a decrease in depreciation and amortization of $5,068, a decrease in amortization of stock compensation of $42,370; and an increase in interest expense of $7,821.

Liquidity and Capital Resources

As at September 30, 2013, the Company had a cash balance of $1,399 and a working capital deficit of $1,039,013 compared with a cash balance of $9,397 and a working capital deficit of $704,590 at December 31, 2012. The increase in working capital deficit of $334,423 is attributable to a decrease in cash of $7,998,an increase in accounts payable and accrued expenses of $21,299, and an increase in related party payable of $305,126.

Working Capital	At September 30,	At December, 31	Increase
	2013	2012	(Decrease)
Current Assets	$1,399	$9,397	$(7,998)
Current Liabilities	1,040,412	713,987	326,425
Working Capital (Deficit)	$(1,039,013)	$(704,590)	$(334,423)

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, the Company’s auditors stated in their report on the Company’s interim consolidated financial statements that they have substantial doubt that the Company will be able to continue as a going concern without further financing.

During the nine months ended September 30, 2013, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

Cash Flows	For the nine months ended
	September 30,		Increase
	2013	2012	(Decrease)
Net Cash (Used in) Operating Activities	$(25,598)	$(204,020)	$178,422
Net Cash (Used in) Investing Activities	––	(4,370)	4,370
Net Cash Provided by Financing Activities	17,600	98,500	(80,900)
Increase (Decrease) in Cash	$(1,399)	$(109,890)	$101,892

Cash Flows from Operating Activities

During the nine months ended September 30, 2013, the Company used $25,598 of cash flow for operating activities compared with $204,020 for the nine months ended September 30, 2012. The decrease in cash used for operating activities of $178,422 is attributable a decrease in net loss of $75,325, a decrease in depreciation and amortization expense of $5,068, a decrease in stock compensation of $5,000, a decrease in stock option amortization of $42,370,, a decrease in accounts payable and accrued expenses of $1,072, and an increase in related party payables of $156,607.

Cash Flows from Investing Activities

During the nine months ended September 30, 2013, the Company used $0 of cash flow for investing activities, compared with $4,370 for the same period in 2012. The decrease in cash used for investing activities is due to equipment purchased in the prior year of $4,370, compared to none purchased in the current period.

Cash Flows from Financing Activities

During the nine months ended September 30, 2013, the Company was provided with $17,600 of cash flow from financing activities, compared with $98,500 during the same period last year. The increase in cash flows provided from financing activities of $80,900 is attributable to $17,600 in related party cash loans received in the current period, compared to none received in the same period last year, repayments of related party loans in the amount of $1,500 received in the prior period, compared to none received in the current period, and proceeds of $100,000 for the issuance of preferred stock received in the prior year, compared to no issuance in the current period.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at September 30, 2013, the Company had a working capital deficit of $1,039,013, and an accumulated deficit of $1,750,246. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company is evaluating the effect, if any, adoption of ASU No. 2013-11 will have on its consolidated financial statements.

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

As of September 30, 2013, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended September 30, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2013, there were no unregistered sales of the Company’s securities.

On April 4, 2013, in connection with the conversion of 12,112 shares of the Company’s outstanding preferred stock, 242,660 shares of the Company’s restricted common stock were issued at a conversion rate of 20 shares of common stock to 1 share of preferred stock, valued at $33,333.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Stan J.H. Lee dated October 31, 2012	Filed with the SEC on November 5, 2012 as part of the Company’s Annual Report on Form 10-K.
23.2	Letter from Stan J.H. Lee dated April 15, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
23.3	Letter from Seale & Beers, CPAs dated May 15, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of J. Michael Redmond	Filed herewith.
31.2*	Section 302 Certification of Calli Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of J. Michael Redmond	Filed herewith.
32.2*	Section 906 Certification of Calli Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

ENDEAVOR POWER CORPORATION

Dated: November 18, 2013	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 18, 2013	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)