Form 10-K
period 2013-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2014-04-15
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

Commission file number 000-52534

PARALLAX HEALTH SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4733512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2600, Boston, MA	02108
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(617) 209-7999

Copy of all Communications to:

Lawrence I. Washor

Washor & Associates

21800 Oxnard Street, Suite 790

Woodland Hills, CA 91367

(310) 479-2660

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.				Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2013 was $798,197, based on a closing price of $0.01 for the Common Stock on June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

126,303,018 Common Shares issued and outstanding as of March 15, 2014

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

As used in this annual report, the terms "we", "us", "our" and "Parallax" mean Parallax Health Sciences, Inc. (formerly Endeavor Power Corp.), and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at One Boston Place, Suite 2600, Boston, MA 02108, with operations at 1327 Ocean Avenue, Suite M, Santa Monica, California, 90401. The Company’s telephone numbers are (617) 209-7999 (Boston) and (310) 899-4442 (Santa Monica).

The Company’s website under construction will be at www.parallaxhealthsciences.com. The Company’s subsidiary website is at www.endeavorsciences.com.

The Company is currently a fully reporting Company with its stock traded on the OTC Bulletin Board and the OTCQB under the symbol “PRLX”.

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

On May 10, 2013, the Company filed its new form 15c211 with a FINRA Member Market Maker, in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets, pursuant to Rule 15c2-11 under the Exchange Act, which states that at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 and obtaining FINRA approval to commence trading.  On August 19, 2013, FINRA approved the resumption of trading.

Corporate History

Formation and Development

Parallax Health Sciences, Inc. (formerly Endeavor Power Corp.) (the “Company”) was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc.   On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc., with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma.  Effectively on December 23, 2008, the Company changed its operating name to Endeavor Power Corporation.

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

On November 26, 2012, Parallax Diagnostics, Inc. changed its name to Endeavor Sciences, Inc. (“ESI”), a wholly owned subsidiary of Parallax Health Sciences, Inc.

On July 22, 2013, the Company entered into a binding Letter of Intent (“LOI”) for the acquisition of a privately held California corporation, whose primary operations are in the pharmaceutical industry (the “NewCo”).   Since completion of its due diligence, the Company has been working with financial institutions to secure a combined debt-equity financing that will enable the Company to complete the acquisition.  There can, however, be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

The Company’s management and the NewCo management have completed negotiations, the terms of which are confidential and will be disclosed upon completion of the acquisition.  On March 28, 2014, the Company’s board of directors issued a board resolution authorizing the acquisition.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX).

NOTE: The following sections of this annual report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc. (formerly Endeavor Power Corp.) and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

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

The Products

Overview

The Company’s product line will include a previously FDA-cleared VT-1000 Desktop Analyzer and more than a dozen FDA 510(k) cleared diagnostic tests.

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

AIDS Immune Status: Value Proposition

The treatment of AIDS patients represents a challenge in the developed world and much more so in developing countries. The current methodology to determine the status of an HIV-positive individual involves elaborate technologies to determine the immune status of an individual as well as the presence of the HIV virus in the individual’s blood (called the “viral load”).

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

•

development of a testing system which is compatible with proven and reliable ELISA based target system technology.

•

expansion of the capabilities of  handheld device to provide a mobile testing platform.

•

increase the economy of the diagnostics platform by the development of additional utility of the device without redundant infrastructure investments (additional data acquisition of patients, additional tests for other, predominant diseases).

•

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

.

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

Safety and Accuracy by Design

For all tests, the Company’s bar code activation system will identify the test to be analyzed, allowing only those medical personal that possess that test will be aware that it is available. Without the Company’s specific Target System Test Cartridge, read by the bar code reader, the analyzer will not calibrate to that test. This precludes mistakes by the user or erroneous results by the device.

Each Test Cartridge bar code must be read to initialize the analyzer, and load the appropriate algorithm from the software table. This provides a level of security for patient related tests and eliminates errors based on operator’s mistakes.

The Company will provide a combination of innovative, fast, and inexpensive diagnostic testing products with a highly mobile data collection and transfer test reader. In this regard, the Company’s Target System is suitable for rapid, point-of-care testing in almost every environment, which includes emergency situations, remote locations within the US as well as other parts of the world, immediate response teams, personal testing in a home setting, and many more.

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

New Product Screening Criteria

The Target System Platform is broken down into three categories and their associated sub-groups. The categories are:

1.	Qualitative
2.	Quantitative
3.	Specialized

The following list represents a general representation of targeted test to be developed in the area of infectious or highly contagious diseases:

•	Trichomoniasis
•	Chlamydia
•	Gonorrhea
•	Genital herpes (herpes simplex virus of JSV)
•	Genital warts (human papilloma virus or HPV)
•	Hepatitis B
•	H. pylori
•	Human immunodeficiency virus (HIV)
•	Lyme Disease
•	Rocky Mountain Spotted Fever
•	West Nile
•	Asian Bird Flu

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

•

Track all CDC, FDA, WHO, relevant reports of medical diagnostic requirements. Provide analysis of whether the test should be Specialized, Quantitative or Qualitative.

•

Determine human capital requirements: project management, outsourcing needed political needs (if any) and social needs (affiliations with association or non-profit groups).

•

Determine the market size and utilization of device needed to address identified diagnostic needs.

•

Determine from source venders what antibodies and antigens are available to use in the Company’s device with minimal regulatory and manufacturing hurdles.

•

Perform cost analysis of device manufacture, to include: regulatory application time estimates, clinical requirements, third party and vendor involvement for regulatory support.

•

Identify and prepare pre-market distributor (government or commercial) analysis for market penetration timetable and/or government contract fulfillment.

•

Identify new partnership resources if necessary for specialty devices.

•

On all Quantitative Devices the Company will determine the Biohazard level at which it is to perform its algorithm development. For highly contagious diseases, the Company will outsource its complete process to a certified lab.

•

In the development of standard quantitative test the Company will determine through the protocol process: how many tests must be performed for an I.R.B. for both the algorithm development (quantitative controls for each test process) and the accuracy of the variable light analysis.

•

All new quantitative tests will be videotaped during algorithm development (light source verification and reflectivity of known sample), and equivalency testing (where the Company compares its device to another like kind device).

•

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

Budget constraints causing and unfavorable reimbursement scenario for tests especially for severe conditions like cancer are prime reasons for slow growth in the U.S. and Canadian markets.  However, the condition is reverse in the Latin American countries like Brazil and Mexico. There has been huge funding from the Brazilian government and the public sector, with increased efforts being taken to prevent infectious diseases in the country by conducting all the preventive tests.

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

The point-of-care market includes hospitals, clinicians, laboratories, assisted living facilities, retirement communities and geriatric facilities and the international market. The Company’s system provides the platform for the development of a series of quantitative tests for important diagnostic applications that can provide results at a patient's bedside, in a doctor's office, in the emergency room, in a clinic or in an ambulance.

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

The Target System provides the platform for the development of a series of quantitative tests for important diagnostic applications that can provide results at a patient's bedside, in a doctor's office, in the emergency room, in a clinic, in an ambulance, on the battlefield, on site agri-business locations, rural and economically disadvantaged areas.

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

•

Agreement of result with accepted "Gold Standard" tests

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

To perform a Quantitative Immunoassay, a set of "calibration standards" containing the epitope in various concentrations, are deployed in the immunoassay alongside experimental "test samples". Densitometry is performed on all data from the assay, and curve fitting used to define the relationship between epitope concentration and signal intensity. This mathematical relationship is then used to convert the signals generated by experimental samples into concentration of target X, which in the Company’s experience is highly accurate.

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

Densitometry of the data was performed and the data plotted to define the relationship between epitope amount and signal intensity (Figure 3). Mathematical fitting of the data was performed, with the best fit achieved by "one site-specific binding" analysis (GraphPad Prism) as shown in Figure 3. An excellent fit of the data was achieved using 6 calibration standard concentrations each analyzed in quadruplicate. Similar excellent fits could also be achieved by analysis of fewer standards, with indistinguishable results obtained from 3 calibration standard samples analyzed in triplicate.

Figure

Figure 3: Mathematical description of a calibration curve.

To determine the epitope concentration of an experimental sample, the mathematical description of the calibration curve is rearranged to calculate epitope concentration from raw signal intensity.  Figure 4 displays the quantitative measurement of three "test" samples. Test samples of 2pmol and 0.5 pmol were analyzed and the results obtained were 2.153± 0.127 pmol (mean ± standard error, n=4), 0.552± 0.045 pmol (mean ± standard error, n=4), confirming the accuracy of the measure (Figure 4). Samples should only be analyzed which fall within the calibration range, as errors are higher for observations beyond the confines of the calibration curve e.g. 0.125 pmol in this example.

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

Solid Phase Tests

Solid phase assays include the so-called "dipstick" or "dipstick comb" tests. As its title suggests, the detection materials are in a solid state affixed to a solid, non-porous base. The dipstick is then incubated with the patient’s specimen.

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

Until the Company secures a minimum of two million dollars ($2,000,000) of additional capital to operate for the next eighteen months the Company will remain highly vulnerable from the Company’s competition.  The Company anticipates the need for a minimum of an additional four million ($4,000,000) dollars of investment capital will be required for it to achieve its goal of developing a commercially viable rapid point of care CD4-8 immune status test and its proposed mobile SPARKS Mobile version of its FDA Approved VT 1000 Desktop Analyzer.  There can be no assurance that such amount will prove adequate to develop the Company’ products. Furthermore, the Company’s competition has significantly greater resources that it can deploy and anytime to head off competition.

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

•

Bio-Rad Laboraties Inc., Hercules, CA www.bio-rad.com

•

Arkray Inc., Kyoto, Japan www.arkray.co.jp

•

Mitsubishi,Japan www.mitsubishi.com

Top Medical Device Manufacturers

Rank	Company	Earnings	Rank	Company	Earnings
1.	Johnson and Johnson	$17.7B	16.	St. Jude Medical	$2.9B
2.	GE Healthcare	$12.1B	17.	Kodak Health Group	$2.7B
3.	Medtronic	$10.1B	18.	Hospira	$2.6B
4.	Baxter International	$9.8B	19.	Fresenius	$2.5B
4.	Cardinal Health	$9.8B	20.	Smith & Nephew	$2.4B
6.	Tyco Healthcare	$9.5B	21.	Synthes	$2.1B
7.	Siemens Medical Solutions	$9.2B	22.	Alcon	$2.0B
8.	Philips Medical Systems	$7.5B	23.	Biomet	$1.9B
9.	Boston Scientific	$6.3B	24.	C. R. Bard	$1.8B
10.	Stryker	$4.9B	24.	Terumo	$1.8B
11.	B. Braun	$3.9B	26.	Dentsply International	$1.7B
12.	Guidant Corp.	$3.6B	27.	Invacare	$1.5B
13.	3M Healthcare	$3.5B	28.	Gambro	$1.4B
14.	Zimmer Holdings	$3.3B	29.	Dräger Medical	$1.3B
15.	Becton, Dickinson & Co.	$3.0B	30.	Varian Medical	$1.2B

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

USPTO and International Patent Pending Applications:

The Company acquired exclusive rights in perpetuity to certain USPTO Patent Applications in the area of Infectious Diseases through a License Agreement with Montecito BioSciences, Ltd.  The Company is currently prosecuting its pending USPTO Patent Applications under the following application numbers:

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

[1]Patent Application US11/924,033 is being prosecuted worldwide.  EPO Application No. 07854420.2 has been filed in the following designee countries; Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Liechtenstein, Turkey and the United Kingdom.  The Company filed in Hong Kong its Hong Kong Patent Application No. 10103654.9.  The Company filed in India under a New Indian Patent Application based on the PCT Application No. PCT/US2007/082499.

The Company also filed to prosecute its Patent Pending Application in China through NPA International, Inc., and with the U.S. Office of China SINDA Intellectual Property Ltd. under the Chinese Patent Application No. 200780039901.X, and is published under the publication No. CN 1015558302A in No. 41 of Vol. 25 of Patent Gazette.

On August 23, 2013 the Company was notified that its Chinese Patent Application No. 200780039901.X “Portable Apparatus for Improved Sample Analysis” had been granted by the States Intellectual Property Office of the Peoples Republic of China. This Patent Application covers the Company’s SPARKS Mobile hand held analyzer in conjunction with the TARGET System Test Cartridge.

For further information on the exclusive license of these Patent Applications, and the complete text of the License Agreement and subsequent Modification, please refer to Exhibits 10.20 and 10.22, respectively, to the Company’s Current Report filed November 15, 2012 on Form 8-K.

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

The Company retained the services of Marathon Patent Group to perform an analysis of the Company’s intellectual property (“Patent Report”).  The Patent Report, included as Exhibit 99.2 to the Company’s Annual Report filed April 16, 2013 on Form 10-K, was issued on April 1, 2013, and was intended to inform the Company and its shareholders of the accurate and current state of the commercial patent pending coverage and where possible to identify the existence of novel and patentable inventions present in the current innovation initiative.  The Patent Report concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect the Company’s inventions and innovations.   As a result, the Company has initiated the drafting of a minimum of one (potentially two) additional USPTO and International patent applications.

There can be no assurance that the Company will be granted patents for any of the patent applications it has filed with the USPTO.

USPTO Patent Applications Abstracts

Following are the Company’s Patent Application Abstracts, which provide information on the methods and practice underlying the Company’s pending Patent Application(s):

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

Abstract to U.S. Patent Application No. 11/924,033 “Portable Apparatus for Improved Sample Analysis”

The present invention is an improved apparatus for sample analysis. The apparatus employs an assay component containing a membrane having one or a plurality of analyte-specific binding agents attached thereto, a means for absorbing liquid, and a piston means for drawing analytes through said membrane into said means for absorbing liquid. The apparatus is configured to be portable and provide a detector for detecting binding of an analyte to an analyte-specific binding agent, a plurality of data acquisition components, and a computer for integrating, analyzing and storing the detected analyte specific binding and acquired data.

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

The Company’s Previously FDA-Cleared Tests

The Company acquired the exclusive rights in perpetuity to the following FDA-approved 510(k) tests (the “Tests”) through an Assignment Agreement with Montecito BioSciences, Ltd.:

No.	Test/Device Name	510(k) Number	No.	Test/Device Name	510(k) Number
1	Rotacube (Rotavirus)	K884017	14	First Sign (Pregnancy, Hcg)	K973208
2	Rubella-Cube TM	K892051	15	Target Hcg	K914303
3	Cmv-Cube TM	K884842	16	Target Quantitative Hog One Step	K903937
4	Target Quantitative Hcg	K890131	17	V-Trend Target Rf Test	K904105
5	Target Strep A (Streptococcus Spp.)	K880460	18	Blue Dot Test for Pregnancy	K884017
6	V-Trend Target Im Test (infect mononucleosis)	K890041	19	Target Cocaine Metabolites-R Test	K910122
7	Target Reader	K885254	20	Target Cocaine Metabolites-V Test	K910123
8	Target Cardiac Ck-Mb	K890295	21	Target Cannabinoids-R Test	K910893
9	Target Cardiac Troponin 1	K972094	22	Target Cannabinoids-V Test	K910892
10	Target C-Reactive Protein Test	K892231	23	Target Amphetamines/Methamphetamines-R Test	K910739
11	Target C-Reactive Protein Test	K890423	24	Target Amphetamines/Methamphetamines-V Test	K910740
12	Target Myoglobin	K963680	25	Target Opiate-R Test	K890978
13	Target Aso Test	K910073	26	Target Opiate-V Test	K890979

For further information on the exclusive rights to these Tests, and the complete text of the Assignment Agreement and subsequent Modification, please refer to Exhibits 10.19 and 10.21, respectively, to the Company’s Current Report filed November 15, 2012 on Form 8-K.

It is expected that after successful re-introduction of the Target System and the introduction of its novel PROMISE CD4 immune status test, additional tests will be developed and protected by the Company. Generally, the Company and Montecito BioSciences, Ltd., will own improvements to the basic technology platform in exclusivity.

Trademarks

The Company will also utilize trademark applications to protect its Intellectual Property that may not be suitable for patent protection. Unlike patent applications, which in many cases must be filed in advance of a particular date, there is no specific date by which a trademark application must be filed. Instead, the time constraint is in a different direction. In the United States, an ordinary so-called "use" trademark application can only be filed after the goods or services have been in interstate commerce.

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
• set the "least burdensome provision"*
• supported dispute resolution
• established evaluation of automatic Class III designation (giving the sponsor the opportunity to request lower classification due to a minimal risk device, known as "de novo" review)
• mandated free and open participation by all interested persons
Medical Device User Fee and Modernization Act (MDUFMA) of 2002	• established a fee schedule for most types of device submissions to achieve shorter review times
• requires FDA to include pediatric experts on the panel for a product intended for pediatric use
FDA Modernization Act of 2007	• reauthorized and expanded MDUFMA

The least burdensome provision allows industry and FDA to consider the least burdensome appropriate means of evaluating a device’s effectiveness when there is a reasonable likelihood of its approval. The intent is to help expedite the availability of new device technologies without compromising scientific integrity in the decision-making process or FDA's ability to protect the public health. This provision does not lower the standard for premarket clearance.

Medical Devices: Defined

The definition has several components. A medical device:

•

diagnoses, cures, lessens, treats, or prevents disease

•

affects the function or structure of the body

•

does not achieve primary intended purposes through chemical action

FDA's Center for Devices and Radiological Health regulates companies that design, manufacture, repackage, relabeling, and/or import medical devices into the United States. The agency does not regulate the practice of medicine – how and which physicians can use a device. The only exception is FDA's regulation of mammography facilities under the Mammography Quality Standards Act.

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

Substantial Equivalence

A device is substantially equivalent (SE) if it has the same intended use and same technological characteristics as a legally marketed device, known as the predicate. A legally marketed device:

1.	was legally marketed prior to May 28, 1976 ("pre-amendments device"), for which a PMA is not required
or
2.	was reclassified from Class III to Class II or Class I,
or
3.	was found SE through the 510(k) process

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

•

primarily for Class II devices

•

a Class I or II pre-amendment or legally marketed device (predicate) exists

•

third party review option is available for devices not requiring clinical data

•

documented proof of Substantial Equivalence to a predicate is required

•

primarily for Class III devices

•

a Class I or II pre-amendment or legally marketed device (predicate) does not exist

•

device is life supporting and/or has potential risk to patient

•

documented safety and effectiveness data for the device is required

Humanitarian Device Exemption (HDE)

An HDE is a device that is intended to benefit patients by treating or diagnosing a disease or condition that affects fewer than 4,000 individuals in the United States per year. HDEs are exempt from requirements to demonstrate effectiveness. Still, they must pose no unreasonable risks, or, at least, the probable benefits should outweigh the risks. And the device must be used at a facility with an Institutional Review Board.

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

j.

GMP guidelines are not prescriptive instructions on how to manufacture products. They are a series of general principles that must be observed during manufacturing. When a company is setting up its quality program and manufacturing process, there may be many ways it can fulfill GMP requirements. It is the company's responsibility to determine the most effective and efficient quality process.

Food & Drug Administration (“FDA”) and International Regulatory recognition of GMP [1]

GMPs are enforced in the United States by the US FDA, under Section 501(B) of the 1938 Food, Drug, and Cosmetic Act (21 USCS § 351). The regulations use the phrase "current good manufacturing practices" (“cGMP") to describe these guidelines. Courts may theoretically hold that a drug product is adulterated even if there is no specific regulatory requirement that was violated as long as the process was not performed according to industry standards. As of June 2010, a different set of cGMP requirements apply to all manufacturers of dietary supplements.

The World Health Organization (“WHO”) version of GMP is used by pharmaceutical regulators and the pharmaceutical industry in over one hundred countries worldwide, primarily in the developing world. The European Union's GMP enforces similar requirements to the WHO GMP, as does the Food and Drug Administration's version in the US. Similar GMPs are used in other countries, with Australia, Canada, Japan, Singapore, Philippines and others having highly developed/sophisticated GMP requirements. In the United Kingdom, the Medicines Act (1968) covers most aspects of GMP in what is commonly referred to as "The Orange Guide", which is named so because of the color of its cover; it is officially known as Rules and Guidance for Pharmaceutical Manufacturers and Distributors.

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

Facilities

In addition to its corporate headquarters, the Company maintains operations at 1327 Ocean Avenue Suite M, Santa Monica, California 90401.

Employees

As of December 31, 2013, the Company had no employees, exclusive of its directors and executive officers.

The Company currently has no employees, exclusive of its directors and executive officers.

Research and Development

The Company has incurred no expenditures relating to the research and development of its proprietary medical diagnostic equipment during 2013 and 2012, including costs for consultants, costs to develop and manufacture prototype units, and assays, costs to conduct clinical trials, and costs incurred to develop new products.

Reports to Security Holders

The Company is not required to deliver an annual report to its stockholders, but will voluntarily send an annual report, together with the Company’s annual audited financial statements upon request. The Company is required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. The Company’s Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at www.sec.gov.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal executive offices are located at One Boston Place, Suite 2600, Boston, MA 02108, with operations at 1327 Ocean Avenue, Suite M, Santa Monica, CA 90401.  The Company currently rents the Boston space for approximately $300 a month, and sub-leases the Ocean Avenue space for $1,000 per month.  Currently, this space is sufficient to meet the Company’s needs.  However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

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

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the OTC Quotation Board “OTCQB – U.S. Registered” under the trading symbol PRLX.QB. The following table sets forth the high and low bid prices for its Common Stock per quarter as reported by the OTCQB for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2013	$0.10	$0.10
September 30, 2013	$0.08	$0.08
June 30, 2013	$0.01	$0.01
March 31, 2013	$0.10	$0.10
December 31, 2012	$0.05	$0.05
September 30, 2012	$0.05	$0.05
June 30, 2012	$0.05	$0.05
March 31, 2012	$0.06	$0.06

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

On May 10, 2013, the Company filed its new form 15c211 with a FINRA Member Market Maker, in order that the Company’s shares can resume trading on the OTCBB and OTCQB markets, pursuant to Rule 15c2-11 under the Exchange Act, which states that at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all of the provisions of the rule, including the filing of a new Form 15c2-11 and obtaining FINRA approval to commence trading.  On August 19, 2013, FINRA approved the resumption of trading.

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

As of December 31, 2013, pursuant to Action Stock Transfer Corp., the shareholders' list of the Company’s common shares showed 53 registered shareholders and 151,306,558 shares outstanding. The total number of shares outstanding stated in the Action Stock Transfer Corp. list of 151,306,558, does not include the 11,459,279 common shares recorded by the Company on December 31, 2013.

As of December 31, 2013, an aggregate of 823,691 shares of the Company’s preferred stock were issued and outstanding and are held by 4 shareholders. All preferred shares are convertible into the Company’s common stock at a conversion ratio of 20 shares of common stock and 20 warrants for each preferred share held (see Warrants).

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

On March 26, 2011, the Company adopted and approved the 2011 Equity Incentive Plan ("the 2011 Plan"), wherein twenty million (20,000,000) restricted shares of common stock were reserved for issuance. The 2011 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2011 Plan is currently administered by the Company's board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. Under the 2011 Plan, no options have been granted.

As of December 31, 2013, the Company has granted options to purchase a total of 1,900,000 shares. In connection with the options granted, a total of $281,250 was recorded as deferred compensation, which was fully expensed in prior years.

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

As part of the Merger Agreement, the warrants were adjusted at an exchange ratio of 3.633926 warrants for each warrant. As a result, the 4,600,000 warrants were converted to 16,716,061 warrants.  In addition, the $1.00 exercise price was adjusted to $0.27518 per share, and the $1.50 exercise price was adjusted to $0.41278 per share.

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

On December 6, 2013, 726,785 warrants underlying 36,339 shares of preferred stock, which were to expire on December 6, 2013, were extended for a period of 2 years.  The warrants now expire on December 6, 2015.

As of December 31, 2013, the Company had 16,473,401 warrants issued and outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the year ended December 31, 2013.

On January 7, 2014, 36,462,819 shares of the Company’s common stock were purchased from certain shareholders by its Chairman, Edward W. Withrow III.  On the same day, Mr. Withrow III cancelled the shares.  As a result of this transaction, the total issued and outstanding shares of common stock was reduced from 162,765,837 shares to 126,303,018 shares.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the current period, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

On December 31, 2013, pursuant to a Stock Purchase Agreement, the Company issued 11,459,279 shares of its common stock for cash in the amount of $1,146.  As a result, additional paid in capital was reduced by $10,313.

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

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or the Company’s industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results..

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Corporate History

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

On November 1, 2012, the Company, and its wholly owned subsidiary Endeavor Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parallax and the shareholders of Parallax.  As a result of the transactions effected by the Merger Agreement, (i) Parallax merged with and into Endeavor Holdings whereupon Endeavor Holdings continued as the surviving entity and the corporate existence of Parallax ceased; (ii) the former business of Parallax is now the Company’s primary business, (iii) the Company’s existing business in managerial services will continue as ancillary operations,  and (iv) there is a change of control whereby the former shareholders of Parallax now own a controlling 60% ownership interest in the Company on a fully diluted basis. On November 26, 2012, Parallax Diagnostic, Inc. changed its name to Endeavor Sciences, Inc. (“ESI”), a wholly owned subsidiary of Parallax Health Sciences, Inc., (formerly Endeavor Power Corp.)

On July 22, 2013, the Company entered into a binding Letter of Intent (“LOI”) for the acquisition of a privately held California corporation, whose primary operations are in the pharmaceutical industry (the “NewCo”).   Since completion of its due diligence, the Company has been working with financial institutions to secure a combined debt-equity financing that will enable the Company to complete the acquisition.  There can, however, be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

The Company’s management and the NewCo management have completed negotiations, the terms of which are confidential and will be disclosed upon completion of the acquisition.  On March 28, 2014, the Company’s board of directors issued a board resolution authorizing the acquisition.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX)

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.   At December 31, 2013, the Company has not yet commenced its principal operations, which is in the bio-medical and diagnostics sector.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2013 and 2012, which are included herein. The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

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

			Cumulative from
			December 30, 2008
	For the year ended		(inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Revenue	$–	$–	$–
Cost of Sales	$–	$–	$–
Gross profit (loss)	$–	$–	$–
General and administrative expenses	$473,403	$482,568	$1,539,112
Operating (loss)	$(473,403)	$(482,568)	$(1,539,112)
Insurance claim refund	$1,695	$–	$1,695
Depreciation and amortization	$(12,232)	$(18,550)	$(43,145)
Amortization of deferred compensation	$–	$(42,370)	$(281,250)
Interest expense	$(20,554)	$(11,180)	$(31,734)
Net (loss)	$(504,494)	$(554,668)	$(1,893,546)

Revenue

As a development stage company, the Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

As a development stage company, the Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the year ended
	December 31, 2013	December 31, 2012	Variances
Legal, accounting, and management services	$217,813	$191,505	$26,308
Salaries, taxes and benefits	246,573	236,724	9,849
Travel, meals and entertainment	–	22,360	(22,360)
Office supplies and miscellaneous expenses	9,017	31,979	(22,962)
Total general and administrative expenses	$473,403	$482,568	$(9,165)

General and administrative expenses in the amount of $473,403 for the year ended December 31, 2013, were comprised of $217,813 of legal and accounting fees, $246,573 of salaries and related taxes and benefits, and $9,017 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $482,568 for the year ended December 31, 2012, were comprised of $191,505 of legal and accounting fees, $236,724 of salaries and related taxes and benefits, $22,360 of travel, meals and entertainment $31,979 of office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2013 were $473,403 as compared to $482,568 for the year ended December 31, 2012, which resulted in a decrease in general and administrative expenses for the current period of $9,165.

Significant changes in general and administrative expenses of $9,165 for continuing operations during the years 2013 compared to 2012 were attributable to the following items

•

an increase in legal, accounting and consulting services of $26,308, due to a increase in legal costs of $20,012 resulting from a change in legal counsel; and an increase in accounting fees of $6,296 resulting from a change in accounting department staffing;

•

an increase in management salaries and fees, and related taxes and benefits of $9,849, due to an increase of $8,654 in salaries resulting from a contractual increase in the base salary for the Company’s CEO; and an increase in related taxes and benefits of $4,425;

•

a decrease in travel, meals and entertainment of $22,360 resulting from no expenses incurred in the current year versus $17,334 in travel and $5,026 in meals and entertainment incurred in 2012; and

•

a decrease in office supplies and miscellaneous expenses of $22,962, due to a decrease in filing fees of $14,993 resulting from a change in firms; a decrease in escrow account fees due to funding received in escrow in 2012 resulting in an escrow fee of $3,500 compared to none in the current year; an increase in publicity and promotion of $2,560 resulting from press releases costs incurred in 2013, compared to none in the prior year; and a decrease in general office expenses of $7,029.

General and administrative expenses for both 2013 and 2012 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Net Loss

During the year ended December 31, 2013, the Company incurred a net loss of $504,494 compared with a net loss of $554,668 for the year ended December 31, 2012. The decrease in net loss of $50,174 is attributable to an increase in miscellaneous income of $1,695; a decrease in stock option amortization of $42,370 resulting from stock options fully amortized in 2012; a decrease in general and administrative expenses of $9,165; a decrease in depreciation expense of $6,318; and an increase in interest expense of $9,374.

Liquidity and Capital Resources

Working Capital	At December 31,		Increase
	2013	2012	(Decrease)
Current assets	$569	$9,397	$(8,828)
Current liabilities	1,179,821	713,987	465,834
Working capital (deficit)	$(1,179,252)	$(704,590)	$(474,662)

As at December 31, 2013, the Company had cash in the amount of $569 compared to $9,397 as of December 31, 2012.

The Company had a working capital deficit of $1,179,252 as of December 31, 2013, compared to a working capital deficit of $704,590 at December 31, 2012. The increase in working capital deficit of $474,662 is primarily attributable to a decrease in cash of $8,828; an increase in accounts payable and accrued expenses of $57,293; and an increase in related party payable of $408,541.

Cash Flows	For the year ended		Increase
	December 31, 2013	December 31, 2012	(Decrease)
Net cash used in operating activities	$(26,428)	$(238,983)	$212,555
Net cash used in investing activities	–	(2,186)	2,186
Net cash provided by financing activities	17,600	114,500	(96,900)
Increase (decrease) in cash	$(8,828)	$(126,669)	$117,841

Cash Flows from Operating Activities

During the year ended December 31, 2013, the Company used $26,428 of cash flow for operating activities, compared with $238,983 for the year ended December 31, 2012. The decrease in cash used for operating activities of $212,555 is primarily attributable to a reduction in the net loss from operations of $50,174, a decrease in depreciation and amortization of $6,318, a decrease in stock compensation of $5,000, a decrease in stock option amortization of $42,370, an increase in accounts payable and accrued expenses of $58,970 and an increase in related party payables of $157,099.

Cash Flows from Investing Activities

During the year ended December 31, 2013 the Company used $0 of cash flow for investing activities, compared with $2,186 for the year ended December 31, 2012.  The decrease in cash used for investing activities of $2,186 is attributable to the decrease in the purchase of equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2013, the Company was provided with $17,600 of cash flow from financing activities compared with $114,500 during the year ended December 31, 2012. The decrease in cash flows provided from financing activities of $96,900 is attributable to an increase in related party loans of $3,100, and a decrease in the proceeds from the sale of preferred stock of $100,000.

As at December 31, 2013 and 2012, respectively, related parties are due a total of $921,693 and $513,152, consisting of $795,127 and $389,961 in accrued compensation, and $126,566 and $123,191 in cash advances to the Company for operating expenses.  The amounts owing are unsecured, are non-interest bearing, and due upon demand. As at December 31, 2013 and 2012, the principal balance owed for related party notes payable is $190,100 and $172,500, respectively, and a total of $22,994 and $10,080, respectively, of interest has been accrued.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Future Financings

The Company has suffered recurring losses from operations. The continuation of the Company’s operations is dependent upon the Company’s attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete its business plan.

The Company will require additional financing in order to proceed with its plan of operations, including approximately $2,000,000 over the next 12 months to pay for its ongoing expenses. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

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

Personnel

As of December 31, 2013, the Company had no employees, excluding its directors and executive officers. Currently, the Company has no employees, excluding its directors and executive officers.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide tabular disclosure obligations.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $1,893,546, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Income (Loss) Per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at December 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from inception (December 30, 2008) to December 31, 2013	F-3

Consolidated Statements of Changes in Stockholders' Deficit for the period from inception (December 30, 2008) to December 31, 2013	F -4

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and from inception (December 30, 2008) to December 31, 2013	F-5

Notes to the Consolidated Financial Statements for the years ended December 31, 2013 and 2012.	F-6

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parallax Health Sciences, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Parallax Health Sciences, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013  and since inception on December 30, 2008 through December 31, 2013. Parallax Health Sciences, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallax Health Sciences, Inc. (A Development Stage Company) as of December 31, 2013, and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013, and since inception on December 30, 2008 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 11, 2014

50 S. Jones Blvd, Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$569	$9,397
Total current assets	569	9,397

Property and equipment, net	15,851	26,417

Intangible assets, net	19,584	21,250

TOTAL ASSETS	$36,004	$57,064

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$174,053	$116,760
Notes and loans payable	84,075	84,075
Related party payables	921,693	513,152
Total current liabilities	1,179,821	713,987

Related party loans	190,100	172,500
Total liabilities	1,369,921	886,487

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 and 835,803 issued and outstanding at December 31, 2013 and 2012, respectively	824	836
Common stock: 250,000,000 shares authorized, $.001 par, 162,765,837 and 151,063,898 issued and outstanding as of December 31, 2013 and 2012, respectively	162,766	151,064
Additional paid in capital-preferred	465,843	499,164
Additional paid in capital-common	(68,658)	(91,435)
Subscriptions receivable	(1,146)	–
Accumulated deficit	(1,893,546)	(1,389,052)
Total stockholders' deficit	(1,333,917)	(829,423)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$36,004	$57,064

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from
			December 30, 2008
	For the year ended		(inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$–	$–	$–
Cost of sales	–	–	–
Gross Profit	–	–	–

General and administrative expenses	473,403	482,568	1,539,112

Operating (loss)	(473,403)	(482,568)	(1,539,112)

Other income (expenses)
Insurance claim refund	1,695	–	1,695
Depreciation and amortization	(12,232)	(18,550)	(43,145)
Amortization of deferred compensation	–	(42,370)	(281,250)
Interest expense	(20,554)	(11,180)	(31,734)
Total other income (expenses)	(31,091)	(72,100)	(354,434)

Net (loss)	$(504,494)	$(554,668)	$(1,893,546)

Net (loss) per common share - basic and diluted	$(0.003)	$(0.005)

Weighted average common shares outstanding - basic and diluted	150,699,093	114,600,585

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
(formerly Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM DECEMBER 30, 2008 (INCEPTION) TO DECEMBER 31, 2013

									(DEFICIT)
									ACCUMULATED
									DURING THE
	PREFERRED STOCK		COMMON STOCK		PAID IN CAPITAL		SUBSCRIPTIONS	DEFERRED	EXPLORATION
	SHARES	AMOUNT	SHARES	AMOUNT	PREFERRED	COMMON	RECEIVABLE	COMP	STAGE	TOTAL
Balance, December 30, 2008 (date of inception)	–	$–	–	$–	$–	$–	$–	$–	$–	$–

Issuance of common stock to founders @ .0001, December 2008			1,500			50	(50)			–

Net loss									(411)	(411)

Balance, December 31, 2008	–	–	1,500	–	–	50	(50)	–	(411)	(411

Subscriptions received							50			50

Net loss									(132,050)	(132,050)

Balance, December 31, 2009	–	–	1,500	–	–	50	–	–	(132,461)	(132,411)

Surrender of stock to treasury			(1,500)							–

Issuance of common stock pursuant to Assignment Agreement @ $.001, September, 2010			750			12,500				12,500

Issuance of common stock pursuant to License Agreement @ $.001, September, 2010			750			12,500				12,500

Stock Split – 1,500 shares @ 19,999			29,998,500	3,000		(3,000)				–

Recapitalization due to merger December 2010						29,222				29,222

Issuance of common stock to officer for cash			125,000	13		112	(125)			–

Net loss				–					(41,640)	(41,640)

Balance, December 31, 2010	–	–	30,125,000	3,013	–	51,384	(125)	–	(174,101)	(119,829)

Recapitalization due to merger, January 2011			(2,000,000)	(200)		(53,274)				(53,474)

Issuance of stock options						281,250		(182,985)		98,265

Amortization of stock options								140,615		140,615

Issuance of preferred stock	220,000	22			399,978		(50,000)			350,000

Subscriptions received							50,125			50,125

Issuance of stock as settlement of debt			20,000	2		19,998				20,000

Net loss									(660,283)	(660,283)

Balance, December 31, 2011	220,000	22	28,145,000	2,815	399,978	299,358	–	(42,370)	(834,384)	(174,581)

Amortization of stock options								42,370		42,370

Issuance of preferred stock	10,000	1			99,999					100,000

Issuance of common stock for services			75,000	8		4,992				5,000

Cancellation of shares			(3,350,000)	(335)		335				–

Cancellation of related party debt						42,500				42,500

Recapitalization upon merger	605,803	813	126,193,898	148,576	(813)	(438,620)				(290,044)

Net loss									(554,668)	(554,668)

Balance, December 31, 2012	835,803	836	151,063,898	151,064	499,164	(91,435)	–	–	(1,389,052)	(829,423)

Conversion of preferred stock to common stock	(12,112)	(12)	242,660	243	(33,321)	33,090				–

Issuance of common stock for cash			11,459,279	11,459		(10,313)	(1,146)			–

Net loss									(504,494)	(504,494)

Balance, December 31, 2013	823,691	$824	162,765,837	$162,766	$465,843	$(68,658)	$(1,146)	$–	$(1,893,546)	$(1,333,917)

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			December 30, 2008
	For the twelve months ended		(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows from operations:
Net (loss)	$(504,494)	$(554,668)	$(1,893,546)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	10,566	16,883	37,728
Amortization expense	1,666	1,667	5,417
Stock compensation	–	5,000	5,000
Stock options / amortization of stock options	–	42,370	281,250
Changes in operating assets and liabilities:			–
Increase in accounts payable and accrued expenses	57,293	(1,677)	257,170
Increase in related party payables	408,541	251,442	812,754
Net cash (used in) operating activities	(26,428)	(238,983)	(494,227)

Cash flows from investing activities:
Cash (used in) purchase of property and equipment	–	(2,186)	(53,579)
Net cash (used in) investing activities	–	(2,186)	(53,579)

Cash flows from financing activities:
Proceeds from related party loans	17,600	14,500	46,100
Repayment of related party loans	–	–	(1,450)
Proceeds from issuance of preferred shares	–	100,000	500,000
Cash received upon merger	–	–	3,600
Subscription payment	–	–	125
Net cash provided by financing activities	17,600	114,500	548,375

Net increase (decrease) in cash	(8,828)	(126,669)	569

Cash – beginning of period	9,397	136,066	–

Cash – end of period	$569	$9,397	$569

NON–CASH ACTIVITIES
Recapitalization of equity upon merger	$–	$290,044	$265,793
Conversion of accounts payable to notes payable	$–	$(144,000)	$–
Conversion of debt into common stock	$–	$–	$20,000
Conversion of preferred stock into common stock	$33,333	$–	$33,333
Assignment of note payable to related party note	$–	$144,000	$144,000
Cancellation of related party debt	$–	$43,500	$43,500
Subscriptions receivable	$(1,146)	$–	$(1,271)

SUPPLEMENTAL INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

(formerly Endeavor Power Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The accompanying audited consolidated financial statements of Parallax Health Sciences, Inc., (formerly Endeavor Power Corp.) (the “Company”) have been prepared in accordance with generally accepted accounting principles.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At December 31, 2013, the Company has not yet commenced operations.  All activity from December 30, 2008 (date of inception) through December 31, 2013, relates to the Company’s formation and ongoing development.

Parallax Health Sciences, Inc. was incorporated in the State of Nevada on July 6, 2005 under the name VB Biotech Laboratories, Inc. On September 21, 2007, the Company filed a Certificate of Amendment with the State of Nevada to change its operating name to VB Trade, Inc., with principal business operations to develop an online website that allowed web designers to sell their website designs in exchange for a commission on all products that were sold through the website.   On September 21, 2007, the Company entered into a Plan of Merger (the “Merger”) with Endeavor Uranium, Inc., a mineral exploration company with mineral properties in the northwestern United States.  Effectively, the Company changed its name to Endeavor Uranium, Inc. as part of the Merger transaction.  On December 23, 2008, the Company entered into a Joint Venture Agreement (the “Agreement”) with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells located in Nowata County, Oklahoma.  Effectively, on December 23, 2008, the Company changed its operating name to Endeavor Power Corporation.

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

On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), and is a wholly owned subsidiary of Parallax Health Sciences, Inc.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX).

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $1,893,546, and a working capital deficit of $1,179,252, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc.(formerly Endeavor Power Corp.) and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

The Company’s fiscal year-end is December 31.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing the business, and its planned principal operations, namely its car rental operations, have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2013, the Company had no cash equivalents.

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

Net Income (Loss) Per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at December 31, 2013, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
•	Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data..

•	Level 3	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(37,728)	(27,162)
Property and equipment, net	$15,851	$26,417

Depreciation expense for the year ended December 31, 2013 and 2012 was $10,566 and $16,883, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2013	December 31, 2012
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(5,416)	(3,750)
Intangible assets, net	$19,584	$21,250

Amortization expense for the year ended December 31, 2013 and 2012 was $1,666 and $1,667, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2013	December 31, 2012
Rast Trade	$65,000	$65,000
THI Inc.	10,000	10,000
Phillip Knight	9,075	9,075
Total notes and loans payable-principal	84,075	84,075
Accrued interest	22,212	14,572
Total notes and loans payable	$106,287	$98,647

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. The Company has recorded $3,015 and $2,213 in accrued interest as of December 31, 2013 and 2012, respectively.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. The Company has recorded $19,197 and $12,359 in accrued interest as of December 31, 2013 and 2012, respectively.

As at December 31, 2013 and 2012, a total of $22,212 and $14,572, respectively, of interest on notes payable has been accrued and is included as part of accrued expenses on the balance sheet.

NOTE 6. RELATED PARTY TRANSACTIONS

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share. As of December 31, 2013 and 2012, respectively, $411,827 and $185,961 has been recorded as accrued compensation.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of December 31, 2013 and 2012, respectively, $300,000 and $150,000 has been recorded as accrued compensation.

As at December 31, 2013 and 2012, respectively, related parties are due a total of $921,693 and $513,152, consisting of $795,127 and $389,961 in accrued compensation, and $126,566 and $123,191 in cash advances to the Company for operating expenses.  The amounts owing are unsecured, non-interest bearing, and due upon demand.

Related party payable consists of the following:

	December 31, 2013	December 31, 2012
Accrued compensation
J. Michael Redmond	$411,827	$185,961
Huntington Chase Financial Group, Ltd.	300,000	150,000
MJ Management, LLC	45,800	16,500
Tom Mackay	26,250	26,250
Gardner Williams	11,250	11,250
Total accrued compensation	795,127	389,961

Cash advances
Edward W. Withrow, III	11,217	7,842
Tom Mackay	11,900	11,900
Regal Capital Development	103,449	103,449
Total cash advances	126,566	123,191
Total related party payable	$921,693	$513,152

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement.  On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  As of December 31, 2013 and 2012, respectively, interest in the amount of $20,160 and $10,080 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

On December 31, 2012, the Company issued a Convertible Note Payable in the amount of $28,500 to a related party for cash loans made to the Company of $14,000 during 2011 and $14,500 during 2012.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  The note has been modified to increase the principal balance by $17,600 for additional cash loans made to the Company through December 31, 2013, for a total principal balance owing of $46,100.  As of December 31, 2013 and 2012, respectively, interest in the amount of $2,834 and $0 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

As at December 31, 2013 and 2012, the principal balance owed for related party notes payable is $190,100 and $172,500, respectively, and a total of $22,994 and $10,080, respectively, of interest has been accrued.

	December 31, 2013	December 31, 2012
Long-term related party notes payable
The Kasper Group, Ltd.	$144,000	$144,000
Huntington Chase Financial Group, Ltd.	46,100	28,500
Total related party notes payable	$190,100	$172,500

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

On July 1, 2011, the Company entered into a Development and Supply Agreement with Corder Engineering, LLC for certain engineering services as well as the development and manufacturing of ten (10) evaluation units, including software, hardware and instrumentation, related to the Company’s medical testing equipment (the “Corder Agreement”).  The Corder Agreement is for an estimated term of twelve weeks, or until delivery of the evaluation units, and includes compensation in the amount of $35,000, which is payable upon certain stages of production over the twelve week term. As of December 31, 2013, payments totaling $22,500 have been made, and $12,500 has been accrued.

On July 1, 2011, the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. for the manufacturing of diagnostic assays related to the Company’s medical testing equipment (the “Meyer Agreement”). The Meyer Agreement is for an estimated term of eight weeks, or until delivery of the assays, and includes compensation in the amount of $10,194, which is payable in two installments over the eight week term. As of December 31, 2013, payments totaling $8,980 have been made, and $1,214 has been accrued.

On January 10, 2013, the Company entered into a consulting agreement with Capital Group Communications, Inc. (the “CGC Agreement”) for certain advisory services.  The term of the CGC Agreement was for a period of twelve months, and contained consideration for such advisory services in the form of 1,500,000 shares of the Company’s restricted common stock (the “CGC shares”).  The CGC Agreement was cancelled due to non-performance by CGC. At September 30, 2013, the CGC shares, valued at $90,000, were unissued, and $42,580 previously expensed as stock compensation through June 30, 2013, was reversed. No further consideration, in the form of stock or other compensation, is payable under this Agreement.

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

As of December 31, 2013 and 2012, the Company had 823,691 and 835,803 shares of preferred stock issued and outstanding, respectively.

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

On December 31, 2013, pursuant to a Stock Purchase Agreement, the Company issued 11,459,279 shares of its common stock for cash in the amount of $1,145.96.  As a result, additional paid in capital was reduced by $10,313.

As of December 31, 2013 and 2012, the Company has 162,765,837 and 151,063,898 common shares issued and outstanding, respectively.

NOTE 10. WARRANTS AND OPTIONS

As of December 31, 2013, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

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

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	1.46	$4,000,000	$0.27518
$0.41278	726,785	1.75	300,000	$0.41278
$0.41278	726,785	0.16	300,000	$0.41278
$0.41278	484,125	0.57	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	16,716,061	$0.41278
Issued	-	-
Exercised	-	-
Expired / Cancelled	(242,660)	$0.27518
Outstanding at December 31, 2013	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	7.00	$137,500	$0.10
$0.25	225,000	2.25	56,250	$0.25
$0.25	225,000	2.08	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,900,000	$0.20
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2013	1,900,000	$0.20

NOTE 11. INCOME TAXES

The components of the cumulative net deferred tax asset at December 31, 2013 and 2012, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2013	December 31, 2012

Income (loss) before taxes	$(504,494)	$(554,668)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$171,500	$188,600
Non-deductible expenses	-	(900)
Change in valuation allowance	(171,500)	(187,700)

Reported income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012

Net operating loss carried forward	$642,500	$471,000

Valuation allowance	(642,500)	(471,000)

Net deferred income tax asset	$–	$–

As at December 31, 2013, the Company had approximately $1,890,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 12. SUBSEQUENT EVENTS

On July 22, 2013, the Company entered into a binding Letter of Intent (“LOI”) for the acquisition of a privately held California corporation, whose primary operations are in the pharmaceutical industry (the “NewCo”).   Since completion of its due diligence, the Company has been working with financial institutions to secure a combined debt-equity financing that will enable the Company to complete the acquisition.  There can, however, be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition. The Company’s management and the NewCo management have completed negotiations, the terms of which are confidential and will be disclosed upon completion of the acquisition.  On March 28, 2014, the Company’s board of directors issued a board resolution authorizing the acquisition.

On January 7, 2014, 36,462,819 shares of the Company’s common stock were purchased from certain shareholders by its Chairman, Edward W. Withrow III.  On the same day, said shares were cancelled, for the benefit of the Company.  As a result of this transaction, the total issued and outstanding shares of common stock were reduced to 126,303,018 shares, and $36,462 was recorded as additional paid in capital.

On January 9, 2014, pursuant to a majority vote of the shareholders and resolution of the board of directors, the Company changed its name to Parallax Health Sciences, Inc. (OTCQB.PRLX).  A Certificate of Amendment to the Company’s Articles of Incorporation has been filed with the Secretary of State of Nevada.

On March 31, 2014, the Company issued a Convertible Promissory Note Modification to that certain Convertible Promissory Note payable to Huntington Chase Financial Group dated December 31, 2012. The Modification was made to increase the principal amount to $383,600, to include $337,500 in compensation owed through March 31, 2014, pursuant to that certain Consulting Agreement dated January 2, 2012.

*    *    *    *    *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 The Company has not changed its auditors since its last year end and has not had any disagreements with its auditors.

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

As of December 31, 2013, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2013:

Name	Position(s) Held	Age	Date first Elected or Appointed
J. Michael Redmond	President, Chief Executive Officer, Director	53	November 1, 2012
Calli Bucci	Chief Financial Officer Corporate Secretary	49	November 1, 2012 March 31, 2014
Edward W. Withrow III	Executive Chairman	49	November 1, 2012
Dr. Jorn Gorlach	Director	52	November 1, 2012
Anand Kumar	Director	71	November 1, 2012
David Engert	Director	61	November 1, 2012
E. William Withrow Jr.	Director	76	November 1, 2012

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

On March 31, 2014, Mr. Kyle Withrow resigned as the Company’s Corporate Secretary.  Ms. Calli Bucci was appointed as his successor.

Background and Business Experience

J. Michael Redmond – President, Chief Executive Officer, Director

Mr. J. Michael Redmond, age 53, has over twenty-five years of experience in the medical device and biotech markets.  In May of 2009, Mr. Redmond founded JMR, Inc. and has served as its President since that time. JMR, Inc. provides business development and marketing services to diagnostic and biotech companies.  As President, Mr. Redmond is responsible for developing and implementing the business plan of the company.

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

Calli Bucci, Chief Financial Officer, Corporate Secretary

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

Ms. Bucci is qualified to be the Company’s Secretary because of her knowledge of and prior experience working in corporate business and in public markets.

Edward W. Withrow III, Executive Chairman

Mr. Edward W. Withrow III, age 49, currently serves as a director for ABC Acquisition Corp 1502.  In addition to serving as a director for ABC Acquisition Corp 1502, Mr. Withrow III currently serves as the Chairman of the Board for Ecologic Transportation, Inc., a company founded by Mr. Withrow III and dedicated to providing environmentally friendly transportation services. Mr. Withrow III also currently serves as the President and CEO of Montecito Bio Sciences, Ltd., a bio-medical diagnostics company.  As President and CEO, Mr. Withrow III is responsible for creating and implementing the company’s business plan, raising capital and forming strategic alliances with industry partners.

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

Dr. Jorn Gorlach, Director

Dr. Jorn Gorlach, age 52, has over twenty years of experience in the bio-medical field. In 2001, Dr. Gorlach co-founded AAvantgarde, a management consulting firm focused on the development and support of start-up companies. Since the inception of AAvantgarde in 2001, Dr. Gorlach has also served as one of its directors.  As a co-founder and director of AAvantgarde, Dr. Gorlach is responsible for management consulting, licensing, and general operations. Since 2006, Dr. Gorlach has also served as a co-founder and director of Montecito Bio Sciences, Ltd., a diagnostics and testing company with proprietary technology for point of care diagnostics, testing, and data communication.  Dr. Gorlach, in his role as co-founder and director, is responsible for developing and implementing the business plan of the company.

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

Anand Kumar, Director

Mr. Kumar, age 71, has over twenty-five years of experience in international business development. In 1999, Mr. Kumar founded Global Telesolutions, a company responsible for creating partnerships and in-country relationships for various companies in Asia and the Indian subcontinent. From 1999 to 2010, Mr. Kumar served as the CEO for Global Telesolutions where, among other things, he developed presence and business in the Middle East and Indian, built global network partnerships for telecommunications and traffic, and oversaw international staff for operations.

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

David Engert

Mr. Engert, age 61, has served as the President and Chief Executive Officer of NightHawk Radiology Holdings, Inc. since November 2008 and as a member of its board of directors since April 30, 2008. Mr. Engert also sits on the Board of Directors of Healthation, Inc., a healthcare information technology company. Mr. Engert was the founder and owner of ES3, a strategic consulting and investment company since 2007. From 2002 to 2006, Mr. Engert served as the president, chief executive officer and director of Quality Care Solutions, Inc., one of the nation’s leading providers of advanced healthcare payer enterprise application solutions, which was acquired by Trizetto, Inc. in January 2007. Prior to 2002, Mr. Engert held a number of senior level management positions in the healthcare industry over the previous 10 years, including senior vice president & general manager at McKesson Corporation's Managed Care Division.

Mr. Engert is qualified to be a director of the Company because of his extensive experience in healthcare technology and strategic business development.

 E. William Withrow Jr., Director

Mr. Withrow Jr., age 76, has nearly twenty years of experience in the financial investment industry, twenty-four years of experience in the logistics field, and twenty years of experience in civic leadership. From 1997 to 2002, Mr. Withrow Jr. served as a financial consultant for Wells Fargo, a provider of personal banking and investing services.  From 1993 to 1997, Mr. Withrow Jr. served as a financial consultant for Merrill Lynch, a financial management and advisory company.  From 1987 to 1989, Mr. Withrow Jr. served as a sales manager for Paine Webber, a stock brokerage and asset management firm, and from 1983 to 1987, Mr. Withrow Jr. served as a financial consultant for Drexel Burnham Lambert, an investment banking firm.  As a financial consultant and sales manager for the aforementioned financial institutions, Mr. Withrow Jr. examined financial statements, evaluated investment opportunities, provided advice to clients about possible investment opportunities and provided advice to stockbrokers and other individuals attempting to sell securities.

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

Kyle W. Withrow – Former Secretary

Mr. Withrow was appointed Secretary of the Company on November 1, 2012.  He resigned his position as Secretary on March 31, 2014. He is succeeded by Ms. Calli Bucci.

Identification of Significant Employees

Dr. Roger Morris, Chief Science Officer

Dr. Roger Morris, age 61, has experience providing over all guidance for technology development, intellectual property and scientific communications strategies.  Dr. Morris has twenty years management and technical experience in developing clinical diagnostic systems with Baxter Healthcare Corporation, bioMerieux and most recently XL TechGroup. During this time he has developed and launched a number of successful automated diagnostic system products.

Dr. Morris received his B.Sc. and PhD in biochemistry from the University of Salford, UK and did his Post Doctorate work at Cornell and has published over 20 scientific articles and received 14 patents.

Mike Contarino, Vice President

Mr. Mike Contarino, age 58, has extensive experience developing, integrating and driving complex programs to meet corporate goals. Additionally, Mr. Contarino has directed Regulatory Affairs, Quality Assurance and Manufacturing. As a technical and operations professional, Mr. Contarino brings over 30 years successful leadership in product development, commercialization of complex medical/diagnostic instrumentation, and operations management.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2013, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2013, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)

its principal executive officer;

(b)

each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2013 and 2012.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
J. Michael Redmond President, CEO, Director	2013	None	None	None	None	None	None	225,865	[1]	225,865
	2012	130,770	None	330	None	None	None	86,442	[1]	217,542
Calli Bucci CFO, Secretary	2013	None	None	None	None	None	None	30,000	[1]	30,000
	2012	None	None	382	None	None	None	16,500	[1]	16,882
Edward W. Withrow III Executive Chairman	2013	None	None	None	None	None	None	150,000	[1]	150,000
	2012	None	None	18,343	None	None	None	150,000	[1]	168,343
Gardner Williams Former President, CEO, CFO, Treasurer, Secretary and Director	2013	None	None	None	None	None	None	None		None
	2012	None	None	None	None	None	None	11,250	[1]	11,250
Tom Mackay Former President, CEO, CFO, Secretary and Director	2013	None	None	None	None	None	None	None		None
	2012	None	None	None	None	None	None	26,250	[1]	26,250
[1]		Compensation earned, but accrued and deferred until the Company reaches certain funding goals.

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

Equity Compensation Plan

On October 1, 2010, the board of directors of the Company adopted the 2010 Employee Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, 2,800,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2010 plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2010 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options.  As of December 31, 2013, the Company has granted options to purchase a total of 1,950,000 shares, of which 50,000 were cancelled in October 2012. In connection with the options granted, a total of $281,250 was recorded as deferred compensation, and was amortized over a 12-18 month vesting period.

On March 26, 2011, the Company adopted and approved the 2011 Equity Incentive Plan ("the 2011 Plan"), wherein 20,000,000 restricted shares of common stock were reserved for issuance. The 2011 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2011 Plan is currently administered by the Company's board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. Under the 2011 Plan, no options have been granted.

Stock Options/SAR Grants

There were no stock options granted to directors and officers through the 2010 ESOP during the years ended December 31, 2013 or 2012.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended December 31, 2013 or 2012, by any officer or director of the Company.

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

On January 10, 2011, the Company, under its 2010 Plan, granted qualified stock options to one of its consultants to purchase 75,000 shares of the Company’s common stock at a price of $0.25 per share, vesting quarterly over a period of eighteen months. As of the date of this filing, the options are fully vested, and were expensed by the Company over the vesting period of 18 months, at an aggregate value of $18,750.

On January 28, 2011, the Company, under its 2010 Plan, granted qualified stock options to one of its consultants to purchase 150,000 shares of the Company’s common stock at a price of $0.25 per share, vesting quarterly over a period of eighteen months. As of the date of this filing, the options are fully vested, and were expensed by the Company over the vesting period of 18 months, at an aggregate value of $37,500.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has no formal plan for compensating its directors for their service in their capacity as directors. However, certain directors and officers of the Company have received stock options to purchase common shares under the Company’s 2010 Plan, and may receive additional stock options at the discretion of the Company’s board of directors. The Company has not paid any other cash compensation or director's fees for services rendered as a director since the Company’s inception to the date of this filing.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2013, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2014, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Montecito BioSciences, Ltd. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	38,156,227	[2]	30.21%
Shahla Melamed 465 Roxbury Drive Beverly Hills, CA 90210	11,459,279		9.07%
Jorn & Jennifer Gorlach 3194 Quarry Road Manchester, NJ 08759	10,683,743	[3]	8.46%
Edward W. Withrow III 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	7,631,245	[2] [4] [5]	6.04%
Johann Bastian Deuterstrasse 11B4 Neusass, Germany D-86359	7,500,000		5.94%
Alexander Hoffman Deuterstrasse 11B4 Neusass, Germany D-86359	7,500,000		5.94%
Withrow Sinclair & Co. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,721,900	[4]	4.53%
M. Katsuka Sandoval 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	5,000,000	[5]	3.96%
AvanteGarde LLC 3194 Quarry Road Manchester, NJ 08759	4,960,310	[3]	3.93%
J. Michael Redmond 10 Canterbury Road Windham, NH 03087	454,241 1,375,000	[7]	0.36%
Calli Bucci 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	381,562		0.30%
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	152,625		0.12%
Total	99,601,132		78.86%
	1,375,000		ESOP

[1]

Based upon 126,303,018 shares issued and outstanding at March 31, 2014[6]. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]	5% shareholder Montecito BioSciences Ltd. controlled by Edward W. Withrow III, the Company’s Executive Chairman (45%) and Dr. Jorn Gorlach, a director of the Company (45%)
[3]	5% shareholder Avantgarde LLC controlled by to Dr. Jorn Gorlach, a director of the Company.
[4]	5% shareholder Withrow Sinclair & Co. controlled by to Edward W. Withrow III, the Company’s Executive Chairman
[5]	5% shareholder M. Katsuka Sandoval by marriage to Edward W. Withrow III
[6]	Represents shares held after cancellation of 36,462,819 shares on January 7, 2014.
[7]	Stock options granted under 2010 ESOP, fully vested

Directors and officers as a group (5 shareholders)	19,303,416		15.28%
More than 5% ownership (7 shareholders)	80,297,716		63.58%

Total	90,601,132		78.86%

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

On November 26, 2012, Parallax Diagnostics, Inc. changed its name to Endeavor Sciences, Inc. (“ESI”), and is a wholly owned subsidiary of Parallax Health Sciences, Inc.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2013, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Montecito BioSciences, Ltd. (“Montecito”) is a beneficial ownership shareholder of the Company.  The President of Montecito is Edward W. Withrow III, the Company’s Executive Chairman. Calli Bucci, the Company’s Chief Financial Officer and Secretary, is the Corporate Secretary of Montecito.

Withrow Sinclair & Company (“Withrow Sinclair”) is a beneficial ownership shareholder of the Company.  The President of Withrow Sinclair is Edward W. Withrow III, the Company’s Executive Chairman. Calli Bucci, the Company’s Chief Financial Officer and Secretary, is the Chief Financial Officer of Withrow Sinclair.

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share. As of December 31, 2013, $411,827 has been recorded as accrued compensation.

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement.  On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  As of December 31, 2013, interest in the amount of $20,160 has been accrued.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of December 31, 2013, $300,000 has been recorded as accrued compensation. On December 31, 2012, the Company issued a Convertible Note Payable in the amount of $28,500 to HCFG for cash loans made to the Company of $14,000 during 2011 and $14,500 during 2012.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  On September 30, 2013, the Company modified the note to increase the principal balance by $17,600 for additional cash loans made to the Company. On March 31, 2014, the Company modified the note to 1) increase the principal amount to $383,600, to include $337,500 in compensation owed to HCFG under the consulting agreement through March 31, 2014; and 2) modify the conversion strike price to $0.10. As of December 31, 2013, interest in the amount of $2,834 has been accrued.

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

On January 7, 2014, 36,462,819 shares of the Company’s common stock were purchased from certain shareholders by its Chairman, Edward W. Withrow III.  On the same day, said shares were cancelled, for the benefit of the Company.

Director Independence

For purposes of determining director independence, the Company have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCQB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, J. Michael Redmond is not an independent director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013 $	December 31, 2012 $
Audit Fees	11,250	9,000
Audit Related Fees	46	0
Tax Fees	0	0
All Other Fees	0	0
Total	11,296	9,000

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4*	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed herewith.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1*	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of J. Michael Redmond	Filed herewith.
31.2*	Section 302 Certification of Calli Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of J. Michael Redmond	Filed herewith.
32.2*	Section 906 Certification of Calli Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: April 14, 2014	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 14, 2014	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2014	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 14, 2014	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 14, 2014	/s/ Edward W. Withrow III
Edward W. Withrow III
Executive Chairman

Dated: April 14, 2014	/s/ Dr. Jorn Gorlach
Dr. Jorn Gorlach
Director

Dated: April 14, 2014	/s/ Anand Kumar
Anand Kumar
Director

Dated: April 14, 2014	/s/ David Engert
David Engert
Director

Dated: April 14, 2014	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director