Form 10-Q
period 2014-03-31
PARALLAX HEALTH SCIENCES, INC.
filed 2014-05-20
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☐ YES      ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

126,303,018 common shares issued and outstanding as of May 14, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine months ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2014.

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$285	$569
Total current assets	285	569

Property and equipment, net	14,270	15,851
Intangible assets, net	19,168	19,584

TOTAL ASSETS	$33,723	$36,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$223,808	$174,053
Notes and loans payable	199,424	84,075
Convertible notes payable	144,000	––
Related party payables	535,229	921,693
Total current liabilities	1,102,461	1,179,821

Long term liabilities
Convertible notes payable-related party, net of unamortized discount	268,520	190,100
Total long term liabilities	268,520	190,100
Total liabilities	1,370,981	1,369,921

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at March 31, 2014 and December 31, 2013	824	824
Common stock, $.001 par, 250,000,000 shares authorized, 126,303,018 and 162,765,837 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	126,303	162,766
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	82,885	(68,658)
Subscriptions receivable	(1,146)	(1,146)
Accumulated deficit	(2,011,967)	(1,893,546)
Total stockholders' deficit	(1,337,258)	(1,333,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,723	$36,004

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative from
			December 30, 2008
	For the three months ended		(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Revenue	$––	$––	$––
Cost of sales	––	––	––
Gross profit	––	––	––

General and administrative expenses	111,343	114,784	1,650,455

Operating loss	(111,343)	(114,784)	(1,650,455)

Other income (expenses)
Insurance claim refund	––	1,695	1,695
Depreciation and amortization	(1,997)	(3,057)	(45,142)
Amortization of deferred compensation	––	(20,080)	(281,250)
Interest expense	(5,081)	(5,118)	(36,815)
Total other income (expenses)	(7,078)	(26,560)	(361,512)

Net loss	$(118,421)	$(141,344)	$(2,011,967)

Net (loss) per common share - basic and diluted	$(0.001)	$(0.001)

Weighted average common shares outstanding - basic and diluted	126,303,018	135,612,354

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			December 30, 2008
	For the three months ended		(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Cash flows from operations:
Net loss	$(118,421)	$(141,344)	$(2,011,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,581	2,641	39,309
Amortization expense	416	416	5,833
Stock compensation	––	90,000	5,000
Stock options / amortization of stock options	––	––	281,250
Accruals converted to convertible notes payable	37,500	––	37,500
Changes in operating assets and liabilities:
Increase in prepaid expenses	––	(69,920)	––
Increase (decrease) in accounts payable and accrued expenses	12,255	(129)	269,425
Increase in related party payables	66,385	100,385	879,139
Net cash (used in) operating activities	(284)	(17,951)	(494,511)

Cash flows from investing activities:
Purchase of property and equipment	––	––	(53,579)
Net cash (used in) investing activities	––	––	(53,579)

Cash flows from financing activities:
Proceeds from related party loans	––	9,200	46,100
Repayment of related party loans	––	––	(1,450)
Proceeds from issuance of preferred shares	––	––	500,000
Cash received upon merger	––	––	3,600
Subscription payment	––	––	125
Net cash provided by financing activities	––	9,200	548,375

Net increase (decrease) in cash	(284)	(8,751)	285

Cash - beginning of period	569	9,397	––

Cash - end of period	$285	$646	$285

NON-CASH ACTIVITIES
Recapitalization of equity upon merger	$––	$––	$265,793
Conversion of debt into common stock	$––	$––	$20,000
Conversion of preferred stock into common stock	$––	$––	$33,333
Conversion of related party payable to related party convertible notes payable	$337,500	$––	$337,500
Assignment of note payable to related party note	$(144,000)	$––	$––
Change from related party to non-related party convertible note payable	$144,000	$––	$144,000
Change from related party debt to non-related party debt	$152,849	$––	$152,849
Cancellation of related party debt	$––	$––	$43,500
Subscriptions receivable	$––	$––	$(1,271)

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

(formerly Endeavor Power Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The accompanying unaudited consolidated financial statements of Parallax Health Sciences, Inc., (formerly Endeavor Power Corp.) (the “Company”) have been prepared in accordance with generally accepted accounting principles.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At March 31, 2014, the Company has not yet commenced operations.  All activity from December 30, 2008 (date of inception) through March 31, 2014, relates to the Company’s formation and ongoing development.

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

On November 26, 2012, Parallax changed its name to Endeavor Sciences, Inc. (“ESI”), and is a wholly owned subsidiary of Parallax Health Sciences, Inc.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX).

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $2,011,967, and a working capital deficit of $1,102,176, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2014, the Company had no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Convertible Debt

In accordance with ASC 470-20-25, the Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the date of the debt. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Net Income (Loss) Per Common Share

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at March 31, 2014, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

Property and Equipment

Property and equipment is comprised of office equipment and medical testing and prototype equipment, recorded at cost and depreciated using the double declining balance method over the estimated useful lives of 5 to 7 years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets

In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company currently believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue.  Either of these could result in future impairment of long-lived assets.

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

Fair Value Measurements

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

Recently Adopted Accounting Standards

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

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(39,309)	(37,728)
Property and equipment, net	$14,270	$15,851

Depreciation expense for the three months ended March 31, 2014 and March 31, 2013 was $1,581 and $2,641, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2014	December 31, 2013
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(5,832)	(5,416)
Intangible assets, net	$19,168	$19,584

Amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $416 and $416, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2014	December 31, 2013
Notes payable
Phillip Knight	9,075	9,075
THI Inc.	10,000	10,000
Rast Trade	$65,000	$65,000
Total notes payable	84,075	84,075

Loans payable
Regal Capital	103,449	––	[2]
Tom Mackay	11,900	––	[2]
Total loans payable	115,349	––
Total notes and loans payable	$199,424	$84,075

Convertible notes payable
The Kasper Group, Ltd.	144,000	––	[1]

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand. As of March 31, 2014, no demand has been made.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. As of March 31, 2014, no demand has been made.  Interest in the amount of $3,212 and $3,015 has been accrued as of March 31, 2014 and December 31, 2013, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of March 31, 2014, no demand has been made. Interest in the amount of $20,800 and $19,197 has been accrued as of March 31, 2014 and December 31, 2013, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement.  On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a former related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  On March 31, 2014, the former related party resigned, and the note, included as a related party transaction at December 31, 2013[1], has been reclassified as a non-related party transaction at March 31, 2014. Interest in the amount of $22,645 and $20,160 has been accrued as of March 31, 2014 and December 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

Certain loans payable in the aggregate sum of $115,349, previously classified as related party transactions at December 31, 2013[2], were reclassified as non-related party transactions as of March 31, 2014.  The loans, which were made by former officers of the Company for the purpose of short term overhead requirements, are unsecured, non-interest bearing, and are due upon demand. As of March 31, 2014, no demand has been made.

As at March 31, 2014 and December 31, 2013, interest in the amount of  $46,657 and $42,372, respectively, has been accrued on notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 6. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	March 31, 2014		December 31, 2013
Accrued compensation
J. Michael Redmond	$467,212		$411,827
Huntington Chase Financial Group, Ltd.	––	[2]	300,000
MJ Management, LLC	53,300		45,800
Tom Mackay	––	[3]	26,250
Gardner Williams	––	[3]	11,250
Total accrued compensation	520,511		795,127

Cash advances
Edward W. Withrow, III	14,718		11,217
Tom Mackay	––	[1]	11,900
Regal Capital Development	––	[1]	103,449
Total cash advances	14,718		126,566
Total related party payables	535,229		921,693

Convertible notes payable
Huntington Chase Financial Group, Ltd.	383,600	[2]	46,100
The Kasper Group, Ltd.	––	[1]	144,000
Total convertible notes payable	383,600		190,100
Less: unamortized discount	(115,080)		––
Total convertible note payable, net of discount	268,520		190,100

Total related party transactions	$803,749		$1,111,793

[1] See Note 5

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share. As of March 31, 2014 and December 31, 2013, respectively, $467,212 and $411,827 has been recorded as accrued compensation.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of March 31, 2014 and December 31, 2013, respectively, $337,500 and $300,000 and in compensation is owing under this Agreement.  On March 31, 2014, the Company issued a modification to that certain Convertible Note Payable issued to HCFG dated December 31, 2012, to 1) increase the principal by $337,500 representing the unpaid compensation due HCFG under its consulting agreement through March 31, 2014, resulting in a modified principal sum owing of $383,600[2], and 2) modify the conversion strike price from $0.25 to $0.10.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company. The modification in conversion price resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $115,080 has been classified as a discount on the note and will be amortized until maturity, or twenty-one (21) months.  As of March 31, 2014, unamortized discount remains $115,080. As of March 31, 2014 and December 31, 2013, respectively, interest in the amount of $3,629 and $2,834 has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Certain accrued compensation in the aggregate sum of $37,500, previously classified as related party transactions at December 31, 2013[3], were reclassified as non-related party transactions as of March 31, 2014,  The accrued compensation, owed to former officers of the Company, is included as part of accrued expenses on the accompanying balance sheet as of March 31, 2014.

As at March 31, 2014 and December 31, 2013, respectively, related party payables of $535,229 and $921,693 consist of $520,511 and $795,127 in accrued compensation, and $14,718 and $126,566 in cash advances to the Company for operating expenses.  The amounts owing are unsecured, non-interest bearing, and due upon demand. Convertible notes payable to related parties, net of unamortized discount, were $268,520 and $190,100 as of March 31, 2014 and December 31, 2013, respectively.  The notes bear interest at a rate of 7% per annum and mature December 31, 2015. As of March 31, 2014 and December 31, 2013, the total amounts due to related parties are $803,749 and $1,111,793, respectively.

As at March 31, 2014 and December 31, 2013, interest in the amount of $3,629 and $2,834, respectively, of interest has been accrued on related party notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

On July 1, 2011, the Company entered into a Development and Supply Agreement with Corder Engineering, LLC for certain engineering services as well as the development and manufacturing of ten (10) evaluation units, including software, hardware and instrumentation, related to the Company’s medical testing equipment (the “Corder Agreement”).  The Corder Agreement is for an estimated term of twelve weeks, or until delivery of the evaluation units, and includes compensation in the amount of $35,000, which is payable upon certain stages of production over the twelve week term. As of March 31, 2014, payments totaling $22,500 have been made, and $12,500 is included as part of accounts payables on the accompanying balance sheet as of March 31, 2014.

On July 1, 2011, the Company entered into a Supply Agreement with Meyers Stevens Group, Inc. for the manufacturing of diagnostic assays related to the Company’s medical testing equipment (the “Meyer Agreement”). The Meyer Agreement is for an estimated term of eight weeks, or until delivery of the assays, and includes compensation in the amount of $10,194, which is payable in two installments over the eight week term. As of March 31, 2014, payments totaling $8,980 have been made, and $1,214 is included as part of accounts payable on the accompanying balance sheet as of March 31, 2014.

NOTE 8. CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

All preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held, and were issued with 100% warrant coverage (Note 10).  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

On April 4, 2013, the Company received a Notice to Convert from one of its preferred shareholders, requesting that 1/3 (one-third) of his 36,339 shares of preferred stock holdings be converted into common shares.  As a result, 12,112 shares of preferred stock were converted into 242,660 shares of the Company’s restricted common stock were issued, and preferred paid in capital was reduced by $33,321.

As of March 31, 2014 and December 31, 2013, the Company had 823,691 shares of preferred stock issued and outstanding.

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

As of March 31, 2014 and December 31, 2013, the Company has 126,303,018 and 162,765,837 common shares issued and outstanding, respectively.

NOTE 10. WARRANTS AND OPTIONS

As of March 31, 2014, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

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

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	1.20	$4,000,000	$0.27518
$0.41278	726,785	1.49	300,000	$0.41278
$0.41278	726,785	1.68	300,000	$0.41278
$0.41278	484,125	2.09	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	16,473,401	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at March 31, 2014	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	6.75	$137,500	$0.10
$0.25	225,000	2.00	56,250	$0.25
$0.25	225,000	1.83	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	1,900,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at March 31, 2014	1,900,000	$0.20

NOTE 11. INCOME TAXES

The components of the cumulative net deferred tax asset at March 31, 2014 and December 31, 2013, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	March 31, 2014	December 31, 2013

Income (loss) before taxes	$(118,421)	$(504,494)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$40,300	$171,500
Non-deductible expenses	––	––
Change in valuation allowance	(40,300)	(171,500)

Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Net operating loss carried forward	$682,800	$642,500

Valuation allowance	(682,800)	(642,500)

Net deferred income tax asset	$––	$––

As at March 31, 2014, the Company had approximately $2,008,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 12. SUBSEQUENT EVENTS

On April 17, 2014, pursuant to a resolution of the board of directors, the Company executed an Agreement to Purchase One Hundred Percent of the Issued and Outstanding Shares of a California-based pharmacy Corporation (the “Pharmacy”) and its Assets and Inventory (the “Purchase Agreement”) between the Company, the Pharmacy and its sole shareholder (the “Seller”). The fully executed Purchase Agreement is dated March 27, 2014 and was received from the Seller on April 17, 2014.

Pursuant to the Purchase Agreement, in exchange for 100% of the Pharmacy’s common stock and 100% of the Pharmacy’s Assets and Inventory, among other things, the Company shall deliver to the Seller by, or prior to, the Closing Date, which shall be no later than July 15, 2014:

1.

Cash in the amount of $15 million;

2.

A subordinate Promissory Note in the amount of $5 million, bearing interest at a rate of 6% per annum commencing three (3) years from the date of the Promissory Note, to be repaid after the senior credit facility has been paid in full, over a period of twelve (12) months; and

3.

An ownership of Common Stock in the Company, representing approximately 9.9% of the issued and outstanding stock in the Company on a fully diluted basis.

Certain terms and conditions of the Purchase Agreement remain confidential pursuant to a written non-disclosure agreement with the Seller until the Closing.

The Closing is subject to the Company obtaining the necessary financing and the required regulatory approval for the acquisition of the Pharmacy prior to the Closing.  In the event that the Company does not obtain the requisite financing and regulatory approval by the Closing Date, the transaction will not occur without a modification mutually acceptable to both parties.

On April 30, 2014, the Company entered into an Agreement with KeyBanc Capital Markets, Inc. (“KBCM”) for the purpose of introducing the Company to representatives of Potential Lenders/Investors for the financing required to purchase the Pharmacy. In exchange for KBCM”s services, the Company shall pay KBCM a fee equal to 1.5% of the aggregate dollar amount of any loan or commitment to lend and/or invest amounts provided to the Company by the Potential Lenders/Investors. The Fee shall be payable upon i) the closing of a credit and/or investment agreement or ii) the execution by the Potential Lenders/Investors and the Company of a commitment document for a loan or investment.

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

As used in this quarterly report, the terms "we", "us", "our" and "Parallax" mean Parallax Health Sciences, Inc. (formerly Endeavor Power Corp.), and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

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

On July 22, 2013, the Company entered into a binding Letter of Intent for the acquisition of a privately held California corporation, whose primary operations are in the pharmaceutical industry (the “NewCo”).   On April 17, 2014, pursuant to a resolution of the board of directors, the Company executed an Agreement to Purchase One Hundred Percent of the Issued and Outstanding Shares of a California-based pharmacy Corporation (the “Pharmacy”) and its Assets and Inventory (the “Purchase Agreement”) between the Company, the Pharmacy and its sole shareholder (the “Seller”). The fully executed Purchase Agreement is dated March 27, 2014 and was received from the Seller on April 17, 2014.

Pursuant to the Purchase Agreement, in exchange for 100% of the Pharmacy’s common stock and 100% of the Pharmacy’s Assets and Inventory, among other things, the Company shall deliver to the Seller by, or prior to, the Closing Date, which shall be no later than July 15, 2014:

1.

Cash in the amount of $15 million;

2.

A subordinate Promissory Note in the amount of $5 million, bearing interest at a rate of 6% per annum commencing three (3) years from the date of the Promissory Note, to be repaid after the senior credit facility has been paid in full, over a period of twelve (12) months; and

3.

An ownership of Common Stock in the Company, representing approximately 9.9% of the issued and outstanding stock in the Company on a fully diluted basis.

Certain terms and conditions of the Purchase Agreement remain confidential pursuant to a written non-disclosure agreement with the Seller until the Closing.

The Closing is subject to the Company obtaining the necessary financing and the required regulatory approval for the acquisition of the Pharmacy prior to the Closing.  In the event that the Company does not obtain the requisite financing and regulatory approval by the Closing Date, the transaction will not occur without a modification mutually acceptable to both parties.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX)

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.   At March 31, 2014, the Company has not yet commenced its principal operations, which is in the bio-medical and diagnostics sector.

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended March 31, 2014, which are included herein.

Balance Sheet

As at March 31, 2014, the Company had total assets of $33,723, compared with total assets of $36,004 as at December 31, 2013. The decrease in total assets of $2,281 is attributable to a decrease in cash of $284, $1,581 of depreciation related to equipment, and $416 of amortization related to the intangible assets.

As at March 31, 2014, the Company had total liabilities of $1,370,981, compared with $1,369,921 as at December 31, 2013. The increase in total liabilities of $1,060 is attributable to an increase of $49,755 in accounts payable and accrued expenses, an increase of $115,349 in notes and loans payable, an increase of $144,000 in convertible notes payable, a decrease of $386,464 in related party payables, and an increase of $78,420 in convertible related party loans, net of unamortized discount.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

			Cumulative from
			December 30, 2008
	For the three months ended		(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Revenue	$––	$––	$––
Cost of sales	$––	$––	$––
Gross profit (loss)	$––	$––	$––
General and administrative expenses	$111,343	$114,784	$1,650,455
Operating (loss)	$(111,343)	$(114,784)	$(1,650,455)
Insurance claim refund	$––	$1,695	$1,695
Depreciation and amortization	$(1,997)	$(3,057)	$(45,142)
Amortization of deferred compensation	$––	$(20,080)	$(281,250)
Interest expense	$(5,081)	$(5,118)	$(36,815)
Net (loss)	$(118,421)	$(141,344)	$(2,011,967)

Revenue

For the three months ended March 31, 2014 and 2013, no revenue was generated.

As a development stage company, the Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

For the three months ended March 31, 2014 and 2013, no costs of sales were incurred.

As a development stage company, the Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended
	March 31, 2014	March 31, 2013	Variances
Legal, accounting, and management services	$51,437	$49,250	$2,187
Salaries, taxes and benefits	59,622	63,051	(3,429)
Office supplies and miscellaneous expenses	285	2,484	(2,199)
Total general and administrative expenses	$111,343	$114,784	$3,441

During the three months ended March 31, 2014, the Company incurred operating expenses totaling $111,343, compared with $114,784 for the three months ended March 31, 2013. The increase in operating expenses of $3,441 is attributable to:

•

an increase in legal, accounting and management fees of $2,187 due to an increase in legal fees of $2,141; and an increase in audit fees of $46;

•

a decrease in salaries and related taxes and benefits of $3,429, due to a decrease in payroll taxes of $3,429; and

•

a decrease in office supplies and miscellaneous expenses of $2,199, due to a decrease in filing fees of $1,900 due to a change in service provider; and a decrease in other miscellaneous office expenses of $299.

Net Loss

During the three months ended March 31, 2014, the Company incurred a net loss of $118,421, compared with a net loss of $141,344 for the three months ended March 31, 2013. The decrease in net loss of $22,923 is primarily attributable to a decrease in general and administrative expenses of $3,441, a decrease in insurance income of $1,695, a decrease in depreciation and amortization of $1,060, a decrease in amortization of stock compensation of $20,080, and a decrease in interest expense of $37.

Liquidity and Capital Resources

Working Capital			Increase
	At March 31, 2014	At December 31, 2013	(Decrease)
Current Assets	$285	$569	$(284)
Current Liabilities	1,102,461	1,179,821	(77,360)
Working Capital (Deficit)	$(1,102,176)	$(1,179,252)	$77,076

As at March 31, 2014, the Company had cash in the amount of $285 compared to $569 as of December 31, 2013.

The Company had a working capital deficit of $1,102,176 as of March 31, 2014, compared to a working capital deficit of $1,179,252 as of December 31, 2013. The decrease in working capital deficit of $77,076 is primarily attributable to a decrease in cash of $284; an increase in accounts payable and accrued expenses of $49,755; an increase in notes and loans payable of $115,349; an increase of $144,000 in convertible notes payable, and a decrease in related party payables of $386,464.

Cash Flows
	For the three months ended		Increase
	March 31, 2014	March 31, 2013	(Decrease)
Net cash used in operating activities	$(284)	$(17,951)	$17,667
Net cash used in investing activities	––	––	––
Net cash provided by financing activities	––	9,200	(9,200)
Increase (decrease) in cash	$(284)	$(8,751)	$8,467

Cash Flows from Operating Activities

During the three months ended March 31, 2014, the Company used $284 of cash flow for operating activities compared with $17,951 for the three months ended March 31, 2013. The decrease in cash used for operating activities of $17,667 is attributable a decrease in net loss of $22,923, a decrease in depreciation and amortization expense of $1,060, a decrease in stock compensation of $90,000, an increase in accruals converted to related party loans of $37,500, a decrease in prepaid expenses of $69,920, an increase in accounts payable and accrued expenses of $12,384, and a decrease in related party payables of $34,000.

Cash Flows from Investing Activities

During the three months ended March 31, 2014 and 2013, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, the Company had no cash flows from financing activities, compared with $9,200 during the same period last year. The decrease in cash flows provided from financing activities of $9,200 is attributable to a decrease in related party loans.

During the three months ended March 31, 2014, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $2,011,967, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated unaudited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated unaudited financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its consolidated financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard.

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

As of March 31, 2014, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2014 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Audit Committee

The Company’s Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by the Company’s Board of Directors. The Company intends to establish an audit committee during the year 2014. When established, the audit committee's primary function will be to provide advice with respect to the Company’s financial matters and to assist the Company’s Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Company’s Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following represents all recent unregistered securities issued by the registrant, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of J. Michael Redmond	Filed herewith.
31.2*	Section 302 Certification of Calli Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of J. Michael Redmond	Filed herewith.
32.2*	Section 906 Certification of Calli Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: May 20, 2014	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director

Dated: May 20, 2014	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer