Form 10-Q
period 2014-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2014-08-19
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

132,026,053 common shares issued and outstanding as of August 19, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2014.

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$193	$569
Total current assets	193	569

Property and equipment, net	12,689	15,851
Intangible assets, net	18,752	19,584

TOTAL ASSETS	$31,634	$36,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$235,381	$174,053
Notes and loans payable	199,424	84,075
Convertible notes payable	144,000	––
Related party payables	607,775	921,693
Total current liabilities	1,186,580	1,179,821

Long term liabilities
Convertible notes payable-related party, net of unamortized discount	299,960	190,100
Total long term liabilities	299,960	190,100
Total liabilities	1,486,540	1,369,921

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at June 30, 2014 and December 31, 2013	824	824
Common stock, $.001 par, 250,000,000 shares authorized, 132,026,053 and 162,765,837 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	132,027	162,766
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	103,652	(68,658)
Subscriptions receivable	(5,136)	(1,146)
Accumulated deficit	(2,152,115)	(1,893,546)
Total stockholders' deficit	(1,454,906)	(1,333,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,634	$36,004

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative from
					December 30, 2008
	For the three months ended		For the six months ended		(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Revenue	$––	$––	$––	$––	$––
Cost of sales	––	––	––	––	––
Gross profit	––	––	––	––	––

General and administrative expenses	110,683	115,710	222,026	230,494	1,761,138

Operating loss	(110,683)	(115,710)	(222,026)	(230,494)	(1,761,138)

Other income (expenses)
Insurance claim refund	––	––	––	1,695	1,695
Depreciation and amortization	(1,997)	(3,057)	(3,994)	(6,114)	(47,139)
Amortization of deferred compensation	––	(22,500)	––	(42,580)	(281,250)
Interest expense	(27,468)	(5,283)	(32,549)	(10,401)	(64,283)
Total other income (expenses)	(29,465)	(30,840)	(36,543)	(57,400)	(390,977)

Net loss	$(140,148)	$(146,550)	$(258,569)	$(287,894)	$(2,152,115)

Net (loss) per common share - basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average common shares outstanding - basic and diluted	127,606,598	152,806,558	127,606,598	144,256,954

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
(formerly to Endeavor Power Corp.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			December 30, 2008
	For the six months ended		(Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
Cash flows from operations:
Net loss	$(258,569)	$(287,894)	$(2,152,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,162	5,282	40,890
Amortization expense	832	832	6,249
Discount amortization	16,440		16,440
Stock compensation	––	90,000	5,000
Stock options / amortization of stock options	––	––	281,250
Accruals converted to convertible notes payable	75,000	––	75,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	––	(47,420)	––
Increase (decrease) in accounts payable and accrued expenses	23,828	12,325	280,998
Increase in related party payables	138,931	201,634	951,685
Net cash (used in) operating activities	(376)	(25,241)	(494,603)

Cash flows from investing activities:
Purchase of property and equipment	––	––	(53,579)
Net cash (used in) investing activities	––	––	(53,579)

Cash flows from financing activities:
Proceeds from related party loans	––	16,200	46,100
Repayment of related party loans	––	––	(1,450)
Proceeds from issuance of preferred shares	––	––	500,000
Cash received upon merger	––	––	3,600
Subscription payment	––	––	125
Net cash provided by financing activities	––	16,200	548,375

Net increase (decrease) in cash	(376)	(9,041)	193

Cash - beginning of period	569	9,397	––

Cash - end of period	$193	$356	$193

NON-CASH ACTIVITIES
Recapitalization of equity upon merger	$––	$––	$265,793
Conversion of debt into common stock	$––	$––	$20,000
Conversion of preferred stock into common stock	$––	$33,330	$33,330
Conversion of related party payable to related party convertible notes payable	$375,000	$––	$375,000
Assignment of note payable to related party note	$(144,000)	$––	$––
Change from related party to non-related party convertible note payable	$144,000	$––	$144,000
Change from related party debt to non-related party debt	$152,849	$––	$152,849
Cancellation of related party debt	$––	$––	$43,500
Subscriptions receivable	$––	$––	$(1,271)

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––	$––
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

(formerly Endeavor Power Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. At June 30, 2014, the Company has not yet commenced operations.  All activity from December 30, 2008 (date of inception) through June 30, 2014, relates to the Company’s formation and ongoing development.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX).

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $2,152,115, and a working capital deficit of $1,186,387, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2014, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at June 30, 2014, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(40,890)	(37,728)
Property and equipment, net	$12,689	$15,851

Depreciation expense for the six months ended June 30, 2014 and June 30, 2013 was $3,162 and $5,282, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	June 30, 2014	December 31, 2013
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(6,248)	(5,416)
Intangible assets, net	$18,752	$19,584

Amortization expense for the six months ended June 30, 2014 and June 30, 2013 was $832 and $832, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2014	December 31, 2013
Notes payable
Phillip Knight	9,075	9,075
THI Inc.	10,000	10,000
Rast Trade	$65,000	$65,000
Total notes payable	84,075	84,075

Loans payable
Regal Capital	103,449	––	[2]
Tom Mackay	11,900	––	[2]
Total loans payable	115,349	––
Total notes and loans payable	$199,424	$84,075

Convertible notes payable
The Kasper Group, Ltd.	144,000	––	[1]

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand. As of June 30, 2014, no demand has been made.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. As of June 30, 2014, no demand has been made.  Interest in the amount of $3,411 and $3,015 has been accrued as of June 30, 2014 and December 31, 2013, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of June 30, 2014, no demand has been made. Interest in the amount of $22,421 and $19,197 has been accrued as of June 30, 2014 and December 31, 2013, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement.  On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a former related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  On June 30, 2014, the former related party resigned, and the note, included as a related party transaction at December 31, 2013[1], has been reclassified as a non-related party transaction at June 30, 2014. Interest in the amount of $25,159 and $20,160 has been accrued as of June 30, 2014 and December 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

Certain loans payable in the aggregate sum of $115,349, previously classified as related party transactions at December 31, 2013[2], were reclassified as non-related party transactions during the current year.  The loans, which were made by former officers of the Company for the purpose of short term overhead requirements, are unsecured, non-interest bearing, and are due upon demand. As of June 30, 2014, no demand has been made.

As at June 30, 2014 and December 31, 2013, interest in the amount of  $50,991 and $42,372, respectively, has been accrued on notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 6. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	June 30, 2014		December 31, 2013
Accrued compensation
J. Michael Redmond	$523,462		$411,827
Huntington Chase Financial Group, Ltd.	––	[2]	300,000
MJ Management, LLC	60,800		45,800
Tom Mackay	––	[3]	26,250
Gardner Williams	––	[3]	11,250
Total accrued compensation	584,262		795,127

Cash advances
Edward W. Withrow, III	23.513		11,217
Tom Mackay	––	[1]	11,900
Regal Capital Development	––	[1]	103,449
Total cash advances	23.513		126,566
Total related party payables	607,775		921,693

Convertible notes payable
Huntington Chase Financial Group, Ltd.	421,100	[2]	46,100
The Kasper Group, Ltd.	––	[1]	144,000
Total convertible notes payable	421,100		190,100
Less: unamortized discount	(121,140)		––
Total convertible note payable, net of discount	299.960		190,100

Total related party transactions	$907,735		$1,111,793

[1] See Note 5

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share. As of June 30, 2014 and December 31, 2013, respectively, $523,462 and $411,827 has been recorded as accrued compensation.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of June 30, 2014 and December 31, 2013, respectively, $375,000 and $300,000 and in compensation is owing under this Agreement.  On June 30, 2014, the Company modified the Convertible Note Payable issued to HCFG dated December 31, 2012, to  increase the principal to $421,100[2], to include all unpaid compensation due HCFG through June 30, 2014.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $137,580 has been classified as a discount on the note.  During the three months ended June 30, 2014, the Company has expensed $16,440 in discount amortization.  As of June 30, 2014, $121,140 of unamortized discount remains, and will be amortized over the next 18 months. As of June 30, 2014 and December 31, 2013, respectively, interest in the amount of $10,324 and $2,834 has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Certain accrued compensation in the aggregate sum of $37,500, previously classified as related party transactions at December 31, 2013[3], was reclassified as non-related party transactions during the current year.  The accrued compensation, owed to former officers of the Company, is included as part of accrued expenses on the accompanying balance sheet as of June 30, 2014.

As at June 30, 2014 and December 31, 2013, respectively, related party payables of $604.,775 and $921,693 consist of $584,262 and $795,127 in accrued compensation, and $23,513 and $126,566 in cash advances to the Company for operating expenses.  The amounts owing are unsecured, non-interest bearing, and due upon demand. Convertible notes payable to related parties, net of unamortized discount, were $299.960 and $190,100 as of June 30, 2014 and December 31, 2013, respectively.  The notes bear interest at a rate of 7% per annum and mature December 31, 2015. As of June 30, 2014 and December 31, 2013, the total amounts due to related parties are $907,735 and $1,111,793, respectively.

As at June 30, 2014 and December 31, 2013, interest in the amount of $10,324 and $2,834, respectively, of interest has been accrued on related party notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 7. CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

All preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held, and were issued with 100% warrant coverage (Note 9).  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

As of June 30, 2014 and December 31, 2013, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE 8. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

On May 20, 2014, pursuant to certain Stock Purchase Agreements, the Company issued 1,925,000 shares of its common stock, of which 1,600,000 shares were issued to two officers and 325,000 shares were issued to two consultants, for cash in the amount of $193.  As a result, additional paid in capital was reduced by $1,733.

On May 20, 2014, pursuant to a Stock Purchase Agreement, the Company issued 3,798,035 shares of its common stock for cash in the amount of $3,798.

As of June 30, 2014 and December 31, 2013, the Company has 132,026,053 and 162,765,837 common shares issued and outstanding, respectively.

NOTE 9. WARRANTS AND OPTIONS

As of June 30, 2014, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	0.95	$4,000,000	$0.27518
$0.41278	726,785	1.24	300,000	$0.41278
$0.41278	726,785	1.43	300,000	$0.41278
$0.41278	484,125	1.84	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	16,473,401	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at June 30, 2014	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	6.50	$137,500	$0.10
$0.25	225,000	1.75	56,250	$0.25
$0.25	225,000	1.58	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	1,900,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at June 30, 2014	1,900,000	$0.20

NOTE 10. INCOME TAXES

The components of the cumulative net deferred tax asset at June 30, 2014 and December 31, 2013, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	June 30, 2014	December 31, 2013

Income (loss) before taxes	$(258,569)	$(504,494)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$88,000	$171,500
Non-deductible expenses	––	––
Change in valuation allowance	(88,000)	(171,500)

Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Net operating loss carried forward	$730,400	$642,500

Valuation allowance	(730,400)	(642,500)

Net deferred income tax asset	$––	$––

As at June 30, 2014, the Company had approximately $2,148,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 11. SUBSEQUENT EVENTS

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

Pursuant to the Purchase Agreement, in exchange for 100% of the Pharmacy’s common stock and 100% of the Pharmacy’s Assets and Inventory, among other things, the Company shall deliver to the Seller by, or prior to, the Closing Date:

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

On July 15, 2014, the Company and the Pharmacy executed an amendment to the Purchase Agreement which, among other things, extended the Closing Date from July 15, 2014 to July 31, 2014.

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

On July 31, 2014, the Company issued a Convertible Promissory Note to its President in the amount of $544,230.90 for unpaid compensation through July 31, 2014.  The Convertible Promissory Note bears interest at a rate of 5% per annum, is due within one (1) year, and is convertible, at the option of the Lender, into shares of the Company’s common stock at a strike price of $0.10 per share. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $326,539 has been classified as a discount on the note, and will be amortized over the next 12 months.

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

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX)

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.   At June 30, 2014, the Company has not yet commenced its principal operations, which is in the bio-medical and diagnostics sector.

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended June 30, 2014, which are included herein.

Balance Sheet

As at June 30, 2014, the Company had total assets of $31,634, compared with total assets of $36,004 as at December 31, 2013. The decrease in total assets of $4,370 is attributable to a decrease in cash of $376, $3,162 of depreciation related to equipment, and $832 of amortization related to the intangible assets.

As at June 30, 2014, the Company had total liabilities of $1,486,540, compared with $1,369,921 as at December 31, 2013. The increase in total liabilities of $116,619 is attributable to an increase of $61,328 in accounts payable and accrued expenses, an increase of $115,349 in notes and loans payable, an increase of $144,000 in convertible notes payable, a decrease of $313,918 in related party payables, and an increase of $109,860 in convertible related party loans, net of unamortized discount.

Results of Operations

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

					Cumulative from
					December 30, 2008
	For the three months ended		For the six months ended		(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Revenue	$––	$––	$––	$––	$––
Cost of sales	$––	$––	$––	$––	$––
Gross profit (loss)	$––	$––	$––	$––	$––
General and administrative expenses	$110,683	$115,710	$222,026	$230,494	$1,761,138
Operating (loss)	$(110,683)	$(115,710)	$(222,026)	$(230,494)	$(1,761,138)
Insurance claim refund	$––	$––	$––	$1,695	$1,695
Depreciation and amortization	$(1,997)	$(3,057)	$(3,994)	$(6,114)	$(47,139)
Amortization of deferred compensation	$––	$(22,500)	$––	$(42,580)	$(281,250)
Interest expense	$(27,648)	$(5,283)	$(32,549)	$(10,401)	$(64,283)
Net (loss)	$(140,148)	$(146,550)	$(258,569)	$(287,894)	$(2,152,115)

Revenue

For the three months ended June 30, 2014 and 2013, no revenue was generated.

For the six months ended June 30, 2014 and 2013, no revenue was generated.

As a development stage company, the Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

For the three months ended June 30, 2014 and 2013, no costs of sales were incurred.

For the six months ended June 30, 2014 and 2013, no costs of sales were incurred.

As a development stage company, the Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the six months ended		Variances
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	3-Month	6-Month
Legal, accounting, and management services	$50,038	$49,110	$101,474	$98,360	$928	$3,114
Salaries, taxes and benefits	60,553	60,553	120,175	123,604	––	(3,429)
Office supplies and miscellaneous expenses	92	6,047	376	8,530	(5,955)	(8,154)
Total general and administrative expenses	$110,683	$115,710	$222,025	$230,494	$(5,027)	$(8,469)

During the three months ended June 30, 2014, the Company incurred operating expenses totaling $110,683, compared with $115,710 for the three months ended June 30, 2013. The decrease in operating expenses of $5,027 is attributable to:

•

an increase in legal, accounting and management fees of $928 due to an increase in legal fees of $973; and a decrease in audit fees of $45; and

•

a decrease in office supplies and miscellaneous expenses of $5,955, due to a decrease in filing fees of $2,893 due to a change in service provider; a decrease in publicity and promotion of $2,560; and a decrease in other miscellaneous office expenses of $502.

During the six months ended June 30, 2014, the Company incurred operating expenses totaling $222,025, compared with $230,494 for the six months ended June 30, 2013. The decrease in operating expenses of $8,469 is attributable to:

•

an increase in legal, accounting and management fees of $3,114 due to an increase in legal fees of $3,114;

•

a decrease in salaries, taxes and benefits of $3,429 due to a decrease in payroll tax expense of $3,429; and

•

a decrease in office supplies and miscellaneous expenses of $8,154, due to a decrease in filing fees of $4,793 due to a change in service provider; a decrease in publicity and promotion of $2,560; and a decrease in other miscellaneous office expenses of $801.

Net Loss

During the three months ended June 30, 2014, the Company incurred a net loss of $140,148, compared with a net loss of $146,550 for the three months ended June 30, 2013. The decrease in net loss of $6,402 is primarily attributable to a decrease in general and administrative expenses of $5,027, a decrease in depreciation and amortization of $1,060, a decrease in amortization of stock compensation of $22,500, and an increase in interest expense of $22,185.

During the six months ended June 30, 2014, the Company incurred a net loss of $258,569, compared with a net loss of $287,894 for the six months ended June 30, 2013. The decrease in net loss of $29,325 is primarily attributable to a decrease in general and administrative expenses of $8,468, a decrease in insurance income of $1,695, a decrease in depreciation and amortization of $2,120, a decrease in amortization of stock compensation of $42,580, and an increase in interest expense of $22,148.

Liquidity and Capital Resources

Working Capital			Increase
	At June 30, 2014	At December 31, 2013	(Decrease)
Current Assets	$193	$569	$(376)
Current Liabilities	1,186,580	1,179,821	6,759
Working Capital (Deficit)	$(1,186,387)	$(1,179,252)	$(7,135)

As at June 30, 2014, the Company had cash in the amount of $193 compared to $569 as of December 31, 2013.

The Company had a working capital deficit of $1,186,387 as of June 30, 2014, compared to a working capital deficit of $1,179,252 as of December 31, 2013. The decrease in working capital deficit of $7,135 is primarily attributable to a decrease in cash of $376; an increase in accounts payable and accrued expenses of $61,328; an increase in notes and loans payable of $115,349; an increase of $144,000 in convertible notes payable, and a decrease in related party payables of $313,918.

Cash Flows
	For the six months ended		Increase
	June 30, 2014	June 30, 2013	(Decrease)
Net cash used in operating activities	$(376)	$(25,241)	$24,865
Net cash used in investing activities	––	––	––
Net cash provided by financing activities	––	16,200	(16,200)
Increase (decrease) in cash	$(376)	$(9,041)	$8,665

Cash Flows from Operating Activities

During the six months ended June 30, 2014, the Company used $376 of cash flow for operating activities compared with $25,241 for the six months ended June 30, 2013. The decrease in cash used for operating activities of $24,865 is attributable a decrease in net loss of $29,325, a decrease in depreciation and amortization expense of $2,120, an increase in discount amortization of $16,440, a decrease in stock compensation of $90,000, an increase in accruals converted to related party loans of $75,000, a decrease in prepaid expenses of $47,420, an increase in accounts payable and accrued expenses of $11,503, and a decrease in related party payables of $62,703.

Cash Flows from Investing Activities

During the six months ended June 30, 2014 and 2013, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, the Company had no cash flows from financing activities, compared with $16,200 during the same period last year. The decrease in cash flows provided from financing activities of $16,200 is attributable to a decrease in related party loans.

During the six months ended June 30, 2014, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $2,152,115, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2014, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2014 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On May 20, 2014, pursuant to certain Stock Purchase Agreements, the Company issued 1,925,000 shares of its common stock, of which 1,600,000 shares were issued to two officers and 325,000 shares were issued to two consultants, for cash in the amount of $193.  As a result, additional paid in capital was reduced by $1,733.

On May 20, 2014, pursuant to a Stock Purchase Agreement, the Company issued 3,798,035 shares of its common stock for cash in the amount of $3,798.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: August 19, 2014	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director

Dated: August 19, 2014	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer