Form 10-Q
period 2014-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2014-11-19
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

132,026,053 common shares issued and outstanding as of November 18, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2014.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$103	$569
Total current assets	103	569

Property and equipment, net	11,108	15,851
Intangible assets, net	18,336	19,584

TOTAL ASSETS	$29,547	$36,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$278,463	$174,053
Notes and loans payable	199,424	84,075
Convertible notes payable	144,000	––
Convertible notes payable-related party, net of unamortized discount	272,115	––
Related party payables	128,309	921,693
Total current liabilities	1,022,311	1,179,821

Long term liabilities
Convertible notes payable-related party, net of unamortized discount	348,275	190,100
Total long term liabilities	348,275	190,100
Total liabilities	1,370,586	1,369,921

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at September 30, 2014 and December 31, 2013	824	824
Common stock, $.001 par, 250,000,000 shares authorized, 132,026,053 and 162,765,837 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	132,026	162,766
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	439,566	(68,658)
Subscriptions receivable	(5,036)	(1,146)
Accumulated deficit	(2,374,262)	(1,893,546)
Total stockholders' deficit	(1,341,039)	(1,333,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,547	$36,004

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$––	$––	$––	$––
Cost of sales	––	––	––	––
Gross profit	––	––	––	––

General and administrative expenses	129,179	107,864	351,205	338,358

Operating loss	(129,179)	(107,864)	(351,205)	(338,358)

Other income (expenses)
Insurance claim refund	––	––	––	1,695
Depreciation and amortization	(1,997)	(3,057)	(5,991)	(9,171)
Amortization of deferred compensation	––	42,580	––	––
Interest expense	(90,971)	(4,959)	(123,520)	(15,360)
Total other income (expenses)	(92,968)	34,564	(129,511)	(22,836)

Net loss	$(222,147)	$(73,300)	$(480,716)	$(361,194)

Net loss per common share - basic and diluted	$(0.002)	$(0.000)	$(0.004)	$(0.002)

Weighted average common shares outstanding - basic and diluted	132,026,053	151,306,558	129,101,414	146,632,645

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operations:
Net loss	$(480,716)	$(361,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,743	7,923
Amortization expense	1,248	1,248
Discount amortization	91,053	––
Accruals converted to convertible notes payable	244,904	––
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	66,910	21,299
Increase in related party payables	71,392	305,126
Net cash used in operating activities	(466)	(25,598)

Cash flows from financing activities:
Proceeds from related party loans	––	17,600
Net cash provided by financing activities	––	17,600

Net decrease in cash	(466)	(7,998)

Cash - beginning of period	569	9,397

Cash - end of period	$103	$1,399

NON-CASH ACTIVITIES
Conversion of preferred stock into common stock	$––	$33,330
Conversion of related party payable to related party convertible notes payable	$956,731	$––
Assignment of note payable to related party note	$(144,000)	$––
Change from related party to non-related party convertible note payable	$144,000	$––
Change from related party debt to non-related party debt	$152,849	$––
Discount on related party debt	$(473,494)	$––
Subscriptions receivable	$5,036	$––

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements have been omitted.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX).

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $2,374,262, and a working capital deficit of $1,022,208, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2014, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at September 30, 2014, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The adoption of this update did not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No, 2014-10, Elimination of Certain Financial Reporting Requirements for Development Stage Entities.  The objective of ASU 2014-10 is to reduce the cost and complexity associated with the incremental reporting requirements for development stage entities.  This Update removes all incremental financial reporting requirements, and eliminates an exception provided to development stage entities in Topic 810.  The amendments in this standard are effective retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted.

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(42,471)	(37,728)
Property and equipment, net	$11,108	$15,851

Depreciation expense for the nine months ended September 30, 2014 and September 30, 2013 was $4,743 and $7,923, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	September 30, 2014	December 31, 2013
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(6,664)	(5,416)
Intangible assets, net	$18,336	$19,584

Amortization expense for the nine months ended September 30, 2014 and September 30, 2013 was $1,248 and $1,248, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2014	December 31, 2013
Notes payable
Phillip Knight	$9,075	$9,075
THI Inc.	10,000	10,000
Rast Trade	65,000	65,000
Total notes payable	84,075	84,075

Loans payable
Regal Capital	103,449	––	[2]
Tom Mackay	11,900	––	[2]
Total loans payable	115,349	––
Total notes and loans payable	$199,424	$84,075

Convertible notes payable
The Kasper Group, Ltd.	$144,000	$––	[1]

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand. As of September 30, 2014, no demand has been made.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. As of September 30, 2014, no demand has been made.  Interest in the amount of $3,613 and $3,015 has been accrued as of September 30, 2014 and December 31, 2013, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of September 30, 2014, no demand has been made. Interest in the amount of $24,059 and $19,197 has been accrued as of September 30, 2014 and December 31, 2013, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement.  On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a former related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  On September 30, 2014, the former related party resigned, and the note, included as a related party transaction at December 31, 2013[1], has been reclassified as a non-related party transaction at September 30, 2014. Interest in the amount of $27,699 and $20,160 has been accrued as of September 30, 2014 and December 31, 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

Certain loans payable in the aggregate sum of $115,349, previously classified as related party transactions at December 31, 2013[2], were reclassified as non-related party transactions during the current year.  The loans, which were made by former officers of the Company for the purpose of short term overhead requirements, are unsecured, non-interest bearing, and are due upon demand. As of September 30, 2014, no demand has been made.

As at September 30, 2014 and December 31, 2013, interest in the amount of  $55,371 and $42,372, respectively, has been accrued on notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 6. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	September 30, 2014		December 31, 2013
Accrued compensation
J. Michael Redmond	$36,346		$411,827
Huntington Chase Financial Group, Ltd.	––	[2]	300,000
MJ Management, LLC	68,200		45,800
Tom Mackay	––	[3]	26,250
Gardner Williams	––	[3]	11,250
Total accrued compensation	104,546		795,127

Cash advances
Edward W. Withrow, III	23,763		11,217
Tom Mackay	––	[1]	11,900
Regal Capital Development	––	[1]	103,449
Total cash advances	23,763		126,566
Total related party payables	128,309		921,693

Convertible notes payable
Huntington Chase Financial Group, Ltd.	458,600	[2]	46,100
J. Michael Redmond	544,231
The Kasper Group, Ltd.	––	[1]	144,000
Total convertible notes payable	1,002,831		190,100
Less: unamortized discount	(382,441)		––
Total convertible note payable, net of discount	620,390		190,100

Total related party transactions	$748,699		$1,111,793

[1] See Note 5

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share. As of December 31, 2013, $411,827 was recorded as accrued compensation. On July 31, 2014, a convertible promissory note was issued to Mr. Redmond in the principal sum of $544,231, representing all compensation owed to Mr. Redmond through July 31, 2014. The note bears interest at a rate of 5% per annum, is due by July 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $326,539 has been classified as a discount on the note.  During the three months ended September 30, 2014, the Company has expensed $54,423 in discount amortization, for a total of $54,423 in discount amortization expensed through September 30, 2014.  As of September 30, 2014, $272,116 of unamortized discount remains, and will be amortized over the next 10 months. In addition, unpaid compensation not included in the note of $36,346 has been recorded as accrued compensation as of September 30, 2014.  As of September 30, 2014, interest in the amount of $4,548 has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. As of September 30, 2014 and December 31, 2013, respectively, $412,500 and $300,000 and in compensation is owing under this Agreement.  On September 30, 2014, the Company modified the Convertible Note Payable issued to HCFG dated December 31, 2012, to  increase the principal to $458,600[2], to include all unpaid compensation due HCFG through September 30, 2014.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $146,955 has been classified as a discount on the note.  During the three months ended September 30, 2014, the Company has expensed $20,190 in discount amortization, for a total of $36,630 in discount amortization expensed through September 30, 2014.  As of September 30, 2014, $110,325 of unamortized discount remains, and will be amortized over the next 18 months. As of September 30, 2014 and December 31, 2013, respectively, interest in the amount of $17,754 and $2,834 has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Certain accrued compensation in the aggregate sum of $37,500, previously classified as related party transactions at December 31, 2013[3], was reclassified as non-related party transactions during the current year.  The accrued compensation, owed to former officers of the Company, is included as part of accrued expenses on the accompanying balance sheet as of September 30, 2014.

As at September 30, 2014 and December 31, 2013, respectively, related party payables of $128,309 and $921,693 consist of $104,546 and $795,127 in accrued compensation, and $23,763 and $126,566 in cash advances to the Company for operating expenses.  The amounts owing are unsecured, non-interest bearing, and due upon demand. Convertible notes payable to related parties, net of unamortized discount, were $620,390 and $190,100 as of September 30, 2014 and December 31, 2013, respectively.  The notes bear interest at a rate of 7% per annum and mature between July 31, 2015 and December 31, 2015. As of September 30, 2014 and December 31, 2013, the total amounts due to related parties are $748,699 and $1,111,793, respectively.

As at September 30, 2014 and December 31, 2013, interest in the amount of $22,302 and $2,834, respectively, of interest has been accrued on related party notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

As of September 30, 2014 and December 31, 2013, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE 8. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

As of September 30, 2014 and December 31, 2013, the Company has 132,026,053 and 162,765,837 common shares issued and outstanding, respectively.

NOTE 9. WARRANTS AND OPTIONS

As of September 30, 2014, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	0.69	$4,000,000	$0.27518
$0.41278	726,785	0.99	300,000	$0.41278
$0.41278	726,785	1.17	300,000	$0.41278
$0.41278	484,125	1.58	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	16,473,401	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at September 30, 2014	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	6.25	$137,500	$0.10
$0.25	225,000	1.50	56,250	$0.25
$0.25	225,000	1.33	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	1,900,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at September 30, 2014	1,900,000	$0.20

NOTE 10. INCOME TAXES

The components of the cumulative net deferred tax asset at September 30, 2014 and December 31, 2013, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	September 30, 2014	December 31, 2013

Income (loss) before taxes	$(480,716)	$(504,494)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$163,500	$171,500
Non-deductible expenses	––	––
Change in valuation allowance	(163,500)	(171,500)

Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013

Net operating loss carried forward	$806,000	$642,500

Valuation allowance	(806,000)	(642,500)

Net deferred income tax asset	$––	$––

As at September 30, 2014, the Company had approximately $2,370,000 of federal net operating losses which expire commencing in the year 2026.

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

•

Cash in the amount of $15 million;

•

A subordinate Promissory Note in the amount of $5 million, bearing interest at a rate of 6% per annum commencing three (3) years from the date of the Promissory Note, to be repaid after the senior credit facility has been paid in full, over a period of twelve (12) months; and

•

An ownership of Common Stock in the Company, representing approximately 9.9% of the issued and outstanding stock in the Company on a fully diluted basis.

Certain terms and conditions of the Purchase Agreement remain confidential pursuant to a written non-disclosure agreement with the Seller until the Closing.  The Closing is subject to the Company obtaining the necessary financing and the required regulatory approval for the acquisition of the Pharmacy.

On July 15, 2014, the Company and the Pharmacy executed an amendment to the Purchase Agreement which, among other things, extended the Closing Date to July 31, 2014. The Company is currently working in good faith with the Pharmacy to obtain regulatory approval from the California State Board of Pharmacy (the “State Board”). The Company has submitted its pharmacy license application to the State Board, and is awaiting approval of its temporary permit. Along with the Company’s application, the Pharmacy provided the State Board with a Seller’s Certification, which attests to the Pharmacy’s involvement in the pending transaction with the Company.  The parties expect to formalize an extension as approval from the State Board nears completion. The Company and the Pharmacy continue to work together closely to bring this transaction to a close as soon as possible.

In the event that the Company does not obtain the requisite financing and regulatory approval, the transaction will not occur without a modification mutually acceptable to both parties.

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

Corporate History and Overview

The Company was incorporated in the State of Nevada on July 6, 2005, and began its activities in the field of online website design and commerce. In September 2007, it merged with Endeavor Uranium, Inc. and began activities in the mineral exploration field, with mineral properties in the northwestern United States.  On December 23, 2008, the Company entered into a Joint Venture Agreement with Federated Energy Corporation, a Tennessee corporation, for working interests in prospective oil and gas wells, and changed its operating name to Endeavor Power Corporation. The Company’s activities in oil and gas exploration continued until November, 2010.

In November 2010, management assessed a potential business opportunity and determined that in an effort to create value for its Shareholders, the Company should change its business direction. On November 8, 2010, the Company discontinued its operations in its working interests in oil and gas exploration and changed its operating focus to E-Waste processing services aimed at industrial and government clients.  The Company’s new direction sought to limit the impact of discarded “E-Waste” on the environment, as discarded computers and electronic equipment pose environmental hazards.  However, in accordance with a change in management effective September 27, 2011, the Company’s business operations changed, and its activities in the e-waste were discontinued.

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

During 2012, the Company’s management entered discussions and assessed a potential business opportunity with Parallax Diagnostics, Inc., a Nevada corporation (“Parallax’), whose principal business is in the bio-medical sector. More specifically, Parallax is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.  Parallax holds the right, title, and interest to certain FDA 510(k) approved tests in perpetuity. In addition, Parallax acquired the exclusive license to a suite of medical devices, tests and utility processes in perpetuity.

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

On July 22, 2013, the Company entered into a binding Letter of Intent for the acquisition of a privately held California corporation, whose primary operations are in the pharmaceutical industry (the “Pharmacy”).   On April 17, 2014, pursuant to a resolution of the board of directors, the Company executed an Agreement to Purchase One Hundred Percent of the Issued and Outstanding Shares of the Pharmacy and its Assets and Inventory (the “Purchase Agreement”) between the Company, the Pharmacy and its sole shareholder (the “Seller”). The fully executed Purchase Agreement is dated March 27, 2014 and was received from the Seller on April 17, 2014.

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

Certain terms and conditions of the Purchase Agreement remain confidential pursuant to a written non-disclosure agreement with the Seller until the Closing.  The Closing is subject to the Company obtaining the necessary financing and the required regulatory approval for the acquisition of the Pharmacy.

On July 15, 2014, the Company and the Pharmacy executed an amendment to the Purchase Agreement which, among other things, extended the Closing Date to July 31, 2014. The Company is currently working in good faith with the Pharmacy to obtain regulatory approval from the California State Board of Pharmacy (the “State Board”). The Company has submitted its pharmacy license application to the State Board, and is awaiting approval of its temporary permit. Along with the Company’s application, the Pharmacy provided the State Board with a Seller’s Certification, which attests to the Pharmacy’s involvement in the pending transaction with the Company.  The parties expect to formalize an extension as approval from the State Board nears completion. The Company and the Pharmacy continue to work together closely to bring this transaction to a close as soon as possible.

In the event that the Company does not obtain the requisite financing and regulatory approval, the transaction will not occur without a modification mutually acceptable to both parties.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX)

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended September 30, 2014, which are included herein.

Balance Sheet

As at September 30, 2014, the Company had total assets of $29,547, compared with total assets of $36,004 as at December 31, 2013. The decrease in total assets of $6,457 is attributable to a decrease in cash of $466, $4,743 of depreciation related to equipment, and $1,248 of amortization related to the intangible assets.

As at September 30, 2014, the Company had total liabilities of $1,370,586, compared with $1,369,921 as at December 31, 2013. The increase in total liabilities of $665 is attributable to an increase of $104,410 in accounts payable and accrued expenses, an increase of $115,349 in notes and loans payable, an increase of $144,000 in convertible notes payable, a decrease of $793,384 in related party payables, and an increase of $430,290 in convertible related party loans, net of unamortized discount.

Results of Operations

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$––	$––	$––	$––
Cost of sales	$––	$––	$––	$––
Gross profit (loss)	$––	$––	$––	$––
General and administrative expenses	$129,179	$107,864	$351,205	$338,358
Operating (loss)	$(129,179)	$(107,864)	$(351,205)	$(338,358)
Insurance claim refund	$––	$––	$––	$1,695
Depreciation and amortization	$(1,997)	$(3,057)	$(5,991)	$(9,171)
Amortization of deferred compensation	$––	$42,580	$––	$––
Interest expense	$(90,971)	$(4,959)	$(123,520)	$(15,360)
Net (loss)	$(222,147)	$(73,300)	$(480,716)	$(361,194)

Revenue

For the three months ended September 30, 2014 and 2013, no revenue was generated.

For the nine months ended September 30, 2014 and 2013, no revenue was generated.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

For the three months ended September 30, 2014 and 2013, no costs of sales were incurred.

For the nine months ended September 30, 2014 and 2013, no costs of sales were incurred.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variances
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	3-Month	9-Month
Legal, accounting, and management services	$67,605	$46,750	$169,079	$145,111	$20,855	$23,968
Salaries, taxes and benefits	61,485	60,756	181,659	184,360	729	(2,701)
Office supplies and miscellaneous expenses	89	358	466	8,887	(269)	(8,421)
Total general and administrative expenses	$129,179	$107,864	$351,205	$338,358	$21,315	$12,846

During the three months ended September 30, 2014, the Company incurred operating expenses totaling $129,179, compared with $107,864 for the three months ended September 30, 2013. The increase in operating expenses of $21,315 is attributable to:

•

an increase in legal, accounting and management fees of $20,855 due to an increase in legal fees of $855; and an increase in outside consulting fees of $20,000 due to hiring additional staff support;

•

an increase in salaries, taxes and benefits of $729 due to an increase in payroll tax expense; and

•

a decrease in office supplies and miscellaneous expenses of $269, due to a decrease in miscellaneous office expenses.

During the nine months ended September 30, 2014, the Company incurred operating expenses totaling $351,205, compared with $338,358 for the nine months ended September 30, 2013. The increase in operating expenses of $12,846 is attributable to:

•

an increase in legal, accounting and management fees of $23,968 due to an increase in legal fees of $3,968; and an increase in outside consulting fees of $20,000 due to hiring additional staff support;

•

a decrease in salaries, taxes and benefits of $2,701 due to a decrease in payroll tax expense; and

•

a decrease in office supplies and miscellaneous expenses of $8,421, due to a decrease in filing fees of $4,793 due to a change in service provider; a decrease in publicity and promotion of $2,560; and a decrease in other miscellaneous office expenses of $1,068.

Net Loss

During the three months ended September 30, 2014, the Company incurred a net loss of $222,147, compared with a net loss of $73,300 for the three months ended September 30, 2013. The increase in net loss of $148,847 is primarily attributable to an increase in general and administrative expenses of $21,315, a decrease in depreciation and amortization of $1,060, a decrease in amortization of stock compensation of $42,580, and an increase in interest expense of $86,012.

During the nine months ended September 30, 2014, the Company incurred a net loss of $480,716, compared with a net loss of $361,194 for the nine months ended September 30, 2013. The increase in net loss of $119,522 is primarily attributable to an increase in general and administrative expenses of $12,847, a decrease in insurance income of $1,695, a decrease in depreciation and amortization of $3,180, and an increase in interest expense of $108,160.

Liquidity and Capital Resources

Working Capital			Increase
	At September 30, 2014	At December 31, 2013	(Decrease)
Current Assets	$103	$569	$(466)
Current Liabilities	1,022,311	1,179,821	(157,510)
Working Capital (Deficit)	$(1,022,208)	$(1,179,252)	$157,044

As at September 30, 2014, the Company had cash in the amount of $103 compared to $569 as of December 31, 2013.

The Company had a working capital deficit of $1,022,208 as of September 30, 2014, compared to a working capital deficit of $1,179,252 as of December 31, 2013. The decrease in working capital deficit of $157,044 is primarily attributable to a decrease in cash of $466; an increase in accounts payable and accrued expenses of $104,410; an increase in notes and loans payable of $115,349; an increase of $144,000 in convertible notes payable, an increase in related party convertible notes payable of $272,115; and a decrease in related party payables of $793,384.

Cash Flows
	For the nine months ended		Increase
	September 30, 2014	September 30, 2013	(Decrease)
Net cash used in operating activities	$(466)	$(25,598)	$25,132
Net cash used in investing activities	––	––	––
Net cash provided by financing activities	––	17,600	(17,600)
Increase (decrease) in cash	$(466)	$(7,998)	$7,532

Cash Flows from Operating Activities

During the nine months ended September 30, 2014, the Company used $466 of cash flow for operating activities compared with $25,598 for the nine months ended September 30, 2013. The decrease in cash used for operating activities of $25,132 is attributable an increase in net loss of $119,522, a decrease in depreciation and amortization expense of $3,180, an increase in discount amortization of $91,053, an increase in accruals converted to related party loans of $244,904, an increase in accounts payable and accrued expenses of $45,611, and a decrease in related party payables of $233,734.

Cash Flows from Investing Activities

During the nine months ended September 30, 2014 and 2013, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, the Company had no cash flows from financing activities, compared with $17,600 during the same period last year. The decrease in cash flows provided from financing activities of $17,600 is attributable to a decrease in related party loans.

During the nine months ended September 30, 2014, the Company did not receive any proceeds from the issuance of common shares or other equity instruments.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $2,374,262, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The adoption of this update did not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No, 2014-10, Elimination of Certain Financial Reporting Requirements for Development Stage Entities.  The objective of ASU 2014-10 is to reduce the cost and complexity associated with the incremental reporting requirements for development stage entities.  This Update removes all incremental financial reporting requirements, and eliminates an exception provided to development stage entities in Topic 810.  The amendments in this standard are effective retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted.

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

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

As of September 30, 2014, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended September 30, 2014 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: November 19, 2014	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director

Dated: November 19, 2014	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer