Form 10-K
period 2014-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2015-03-31
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2014 was $8,557,786, based on a closing price of $0.16 for the Common Stock on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

128,228,018 Common Shares issued and outstanding as of March 15, 2014

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

As used in this annual report, the terms "we", "us", "our" and "Parallax" mean Parallax Health Sciences, Inc., and its wholly-owned subsidiary, Endeavor Sciences, Inc., unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at One Boston Place, Suite 2600, Boston, MA 02108, with operations at 1327 Ocean Avenue, Suite M, Santa Monica, California, 90401. The Company’s telephone numbers are (617) 209-7999 (Boston) and (310) 899-4442 (Santa Monica).

The Company’s website under construction will be at www.parallaxhealthsciences.com.

The Company is a fully reporting Company with its stock traded on the OTC Bulletin Board and the OTCQB under the symbol “PRLX”.

Corporate History

Formation and Development

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

On July 15, 2014, the Company and the Pharmacy executed an amendment to the Purchase Agreement which, among other things, extended the Closing Date to July 31, 2014. The Company is currently working in good faith with the Pharmacy to obtain regulatory approval from the California State Board of Pharmacy (the “State Board”). On December 5, 2014 the parties formalized an extension of the Closing Date to March 30, 2015.  The Company and the Pharmacy continue to work together closely to bring this transaction to a close as soon as possible.

In the event that the Company does not obtain the requisite financing and regulatory approval, the transaction will not occur without a modification mutually acceptable to both parties.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX)

NOTE: The following sections of this annual report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc.,  and its wholly-owned subsidiary, Endeavor Sciences, Inc., unless otherwise indicated.

Description of Business

The Company’s principal line of business is in the bio-medical sector.  More specifically, the Company, through its wholly owned subsidiary, Endeavor Sciences, Inc. (“ESI”), is focused on the exploitation of a diagnostic and monitoring platform and processes.

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

Target Antigen Detection System (“TADS”)

The Target Antigen Detection System consists of a unique disposable cartridge with reagents capable of testing multiple test markers, combined with the VT-1000 Desktop Analyzer. The TADS requires a small amount of sample and provides results in minutes.  The simplicity of the fully loaded disposable test cartridge and subsequent ease-of-use of the instrument helps to alleviate the technical burden on medical staff and makes patient diagnosis more efficient.

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

Determination of the immune status is usually performed through so-called cell counts of T-cells, in particular the determination of CD4+ cell count or the relationship of CD4 and CD3 positive cells. This diagnostic procedure requires high-tech machinery (e.g. cell counters), and well-educated laboratory personnel in a stationary laboratory setting. In addition, the cell counting method presently employed and defined by the Western medical community as the “Gold Standard” has shortcomings, which limit its reproducibility and reliability. These factors might cause changes in diagnostic procedures even within those communities in the future. The determination of the amount of virus populating the blood of a person infected with HIV is currently performed through quantitative PCR, again a method requiring stationary settings, as well as highly educated personnel and sophisticated machinery. These setting are usually not available in developing economies. While, in the Western economic environment, the medical care of HIV positive individuals and AIDS patients involves a combination of the above mentioned medical diagnostics in combination with additional, patient dependent procedures, the situation in developing countries looks to the contrary.In South Africa, the country with one of the highest infection rates with HIV in the world, treatment is only available to a small number of infected people. Even under those medication-limited circumstances, treatment is usually administered without any diagnostic procedures concerning the immune status or the viral load of an individual in question, leading to unnecessary treatment of otherwise non-immuno-compromised individuals and the lack of treatment for others with AIDS at later progression. Countries like China have only recently begun to diagnose for HIV positive individuals, and have not moved into the AIDS diagnostic either. The same can be said for many other countries in Africa and Asia.

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

Tests for Other Diseases

The Company’s testing system is not limited to HIV or AIDS diagnostics. The test format has been applied in the past to viral and bacterial infections (e.g., Rubella, Rotavirus, Strep. A), and can be adopted toward other epidemics. Diseases like malaria, cholera, hepatitis, yellow fever, or West Nile virus and other viral diseases present increasing health threats to large populations in the world, with major existing problems at the stage of proper diagnosis.  The Company believes that it can adapt its VT-1000 Desktop Analyzer and SPARKS Mobile to the rapid, simple, point-of-care diagnosis of almost all of these diseases without the requirement of additional equipment. Further, the Company believes that the combination of a mobile, hand-held testing device with a large number of different tests provided by a family of cartridges will improve the ability of current health care and disease diagnostics in a fast majority of today’s underserved regions. In addition, the Target System Platform also allows for the monitoring of environmental components influencing the health of populations, including the presence of toxins in soil and drinking water as well as contamination of food supply.

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

On August 23, 2013 the Company was notified that its Chinese Patent Application No. 200780039901.X “Portable Apparatus for Improved Sample Analysis” had been granted by the States Intellectual Property Office of the Peoples Republic of China. This Patent Application covers the Company’s SPARKS Mobile hand held analyzer in conjunction with the TARGET System Test Cartridge. Patents have also been granted in the countries of Hong Kong and Macau.

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

[1] Source: “Guideline Versions”, Good Manufacturing Practices, Wikipedia, 2012.

Distribution

 The Company has not yet commenced commercial operations, and thus it has yet to develop methods of distribution for its products beyond the business plan stage.

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

Facilities

In addition to its corporate headquarters, the Company maintains operations at 1327 Ocean Avenue Suite M, Santa Monica, California 90401.

Employees

As of December 31, 2014, the Company had one employee, exclusive of its directors and executive officers.

The Company currently has one employee, exclusive of its directors and executive officers.

Research and Development

The Company has incurred no expenditures relating to the research and development of its proprietary medical diagnostic equipment during 2014 and 2013, including costs for consultants, costs to develop and manufacture prototype units, and assays, costs to conduct clinical trials, and costs incurred to develop new products.

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

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2014	$0.06	$0.06
September 30, 2014	$0.12	$0.12
June 30, 2014	$0.16	$0.16
March 31, 2014	$0.13	$0.11
December 31, 2013	$0.10	$0.10
September 30, 2013	$0.08	$0.08
June 30, 2013	$0.01	$0.01
March 31, 2013	$0.10	$0.10

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

As of December 31, 2014, pursuant to Action Stock Transfer Corp., the shareholders' list of the Company’s common shares showed 55 registered shareholders and 128,228,018 shares outstanding.

As of December 31, 2014, an aggregate of 823,691 shares of the Company’s preferred stock were issued and outstanding and are held by 4 shareholders. All preferred shares are convertible into the Company’s common stock at a conversion ratio of 20 shares of common stock and 20 warrants for each preferred share held (see Warrants).

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

Equity Compensation Plan Information

On October 1, 2010, the board of directors of the Company adopted the 2010 Employee Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, 2,800,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2010 plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2010 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options.  As of December 31, 2014, the Company has granted options to purchase a total of 1,950,000 shares, of which 50,000 were cancelled in October 2012. In connection with the options granted, a total of $281,250 was recorded as deferred compensation, and was amortized over a 12-18 month vesting period.

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

As of December 31, 2014, the Company has granted options to purchase a total of 1,900,000 shares. In connection with the options granted, a total of $281,250 was recorded as deferred compensation, which was fully expensed in prior years.

Warrants

In connection with the 823,691 shares of preferred stock issued and outstanding, there are warrants to purchase 16,473,401 shares of common stock. Of these warrants, 14,535,706 are issued at an exercise price of $0.27518 per share, and 1,973,695 are issued at an exercise price of $0.41278 per share.  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

As of December 31, 2014, the Company had 16,473,401 warrants issued and outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the year ended December 31, 2014.

On January 7, 2014, 36,462,819 shares of the Company’s common stock were purchased from certain shareholders by its Chairman, Edward W. Withrow III.  On the same day, Mr. Withrow III cancelled the shares.  As a result of this transaction, the total issued and outstanding shares of common stock was reduced by 36,462,819 shares.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the current period, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

On May 20, 2014, pursuant to two Stock Purchase Agreements, the Company issued 1,600,000 shares of the Company’s restricted common stock, valued at $320,000, to two officers, for cash in the amount of $160.  As a result, $318,400 was recorded to additional paid in capital.

On May 20, 2014, pursuant to two Stock Purchase Agreements, the Company issued 325,000 shares of the Company’s restricted common stock, valued at $65,000, to two consultants for cash in the amount of $33.  As a result, $64,675 was recorded to additional paid in capital.

On January 21, 2015, pursuant to a certain Stock Purchase Agreement, the Company issued 3,798,035 shares of the Company’s restricted common stock, valued at $170,912, for cash in the amount of $37,980.  As a result, $167,114 was recorded to additional paid in capital.

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

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX)

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2014 and 2013, which are included herein. The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

	For the year ended
	December 31, 2014	December 31, 2013
Revenue	$––	$––
Cost of Sales	$––	$––
Gross profit (loss)	$––	$––
General and administrative expenses	$858,658	$473,403
Operating (loss)	$(858,658)	$(473,403)
Insurance claim refund	$––	$1,695
Depreciation and amortization	$(7,988)	$(12,232)
Interest expense	$(246,551)	$(20,554)
Net (loss)	$(1,113,197)	$(504,494)

Revenue

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the year ended
	December 31, 2014	December 31, 2013	Variances
Legal, accounting, and management services	$236,744	$217,813	$18,931
Stock compensation	384,808	––	384,808
Salaries, taxes and benefits	236,550	246,573	(10,023)
Office supplies and miscellaneous expenses	556	9,017	(8,461)
Total general and administrative expenses	$858,658	$473,403	$385,255

General and administrative expenses in the amount of $858,658 for the year ended December 31, 2014, were comprised of $236,744 of legal and accounting fees, $384,808 in stock compensation, $236,550 of salaries and related taxes and benefits, and $556 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $473,403 for the year ended December 31, 2013, were comprised of $217,813 of legal and accounting fees, $246,573 of salaries and related taxes and benefits, and $9,017 of office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2014 were $858,658 as compared to $475,403 for the year ended December 31, 2013, which resulted in an increasein general and administrative expenses for the current year of $385,255.

Significant changes in general and administrative expenses of $385,255 during the year 2014 compared to 2013 were attributable to the following items

•

an increase in legal, accounting and consulting services of $18,931, due to a decrease in legal costs of $16,069 resulting from a change in legal counsel; and an increase in management fees of $35,000 resulting from additional staffing;

•

a decrease increase in management salaries and fees, and related taxes and benefits of $10,023, due to an adjustment in accrued payroll tax expense;

•

an increase in stock compensation of $384,808, due to stock issuances made in the current year valued at $384,808, compared to none in the previous year; and

•

a decrease in office supplies and miscellaneous expenses of $8,461, due to a decrease in filing fees of $4,793 resulting from a change in firms; a decrease in publicity and promotion of $2,560 resulting from press releases costs incurred in 2013, compared to none in the current year; and a decrease in general office expenses of $1,108.

General and administrative expenses for both 2014 and 2013 were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals in the bio-medical sector.

Net Loss

During the year ended December 31, 2014, the Company incurred a net loss of $1,113,197 compared with a net loss of $504,494 for the year ended December 31, 2013. The increase in net loss of $608,703 is attributable to an increase in general and administrative expenses of $385,255; a decrease in miscellaneous income of $1,695; a decrease in depreciation and amortization expense of $4,244; an increase in amortization of discounts on notes payable of $194,753, and a decrease in other interest expense of $31,244.

Liquidity and Capital Resources

Working Capital	At December 31,		Increase
	2014	2013	(Decrease)
Current assets	$513	$569	$(56)
Current liabilities	1,501,458	1,179,821	321,637
Working capital (deficit)	$(1,500,945)	$(1,179,252)	$(321,693)

As at December 31, 2014, the Company had cash in the amount of $513 compared to $569 as of December 31, 2013.

The Company had a working capital deficit of $1,500,945 as of December 31, 2014, compared to a working capital deficit of $1,179,252 at December 31, 2013. The increase in working capital deficit of $321,593 is primarily attributable to a decrease in cash of $56; an increase in accounts payable and accrued expenses of $91,315; reclassification of $190,100 from long term notes payable to short term notes payable; cancellation of related party debt of $103,449; an increase in related party notes payable of $405,866; an increase in unamortized discount on related party notes payable of $278,741; and an increase in related party payable of $16,546.

Cash Flows	For the year ended		Increase
	December 31, 2014	December 31, 2013	(Decrease)
Net cash used in operating activities	$(56)	$(26,428)	$26,372
Net cash used in investing activities	––	––	––
Net cash provided by financing activities	––	17,600	(17,600)
Increase (decrease) in cash	$(56)	$(8,828)	$8,772

Cash Flows from Operating Activities

During the year ended December 31, 2014, the Company used $56 of cash flow for operating activities, compared with $26,428 for the year ended December 31, 2013. The decrease in cash used for operating activities of $26,372 is primarily attributable to an increase in the net loss from operations of $608,703; a decrease in depreciation and amortization of $4,244; an increase in discount amortization of $194,753; an increase in stock compensation of $384,808; an increase in related party accruals converted to notes payable of $375,866; an increase in accounts payable and accrued expenses of $45,887; and a decrease in related party payables of $361,995.

Cash Flows from Investing Activities

During the years ended December 31, 2014 and 2013, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2014, the Company was provided with $0 of cash flow from financing activities compared with $17,600 during the year ended December 31, 2013. The decrease in cash flows provided from financing activities of $17,600 is attributable to a decrease in related party loans.

As at December 31, 2014 and 2013, respectively, related parties are due a total of $958,615 and $1,111,793, consisting of $75,800 and $795,127 in accrued compensation; $27,763 and $126,566 in cash advances to the Company for operating expenses; and $855,052 and $190,100 in related party convertible notes payable, net of unamortized discounts.  The notes bear interest at a rate of between 5% and 7% per annum and mature between July 31, 2015 and December 31, 2015. As at December 31, 2014 and 2013, interest in the amount of $37,251 and $22,994 respectively, of interest has been accrued on related party notes payable.

The Company’s principal sources of funds have been from sales of the Company’s preferred and common stock and loans from related parties.

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

Personnel

As of December 31, 2014, the Company had no employees, excluding its directors and executive officers. Currently, the Company has one employee, excluding its directors and executive officers.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $2,994,878, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc. (“ESI”).  All significant inter-company accounts and transactions have been eliminated

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Convertible Debt

In accordance with Accounting Standards Codification (“ASC”) 470-20-25, the Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the date of the debt. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Net Income (Loss) Per Common Share

The Company computes earnings per share in accordance with ASC 260-10, Earnings Per Share. Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants.

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

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parallax Health Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Parallax Health Sciences, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. Parallax Health Sciences, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallax Health Sciences, Inc. as of December 31, 2013 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 27, 2015

8250 W. Charleston Blvd., Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$513	$569
Total current assets	513	569

Property and equipment, net	9,527	15,851
Intangible assets, net	17,920	19,584

TOTAL ASSETS	$27,960	$36,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$302,868	$174,053
Related party payables	103,563	921,693
Notes and loans payable	95,975	84,075
Convertible notes payable	144,000	––
Convertible notes payable-related party, net of unamortized discount	855,052	––
Total current liabilities	1,501,458	1,179,821

Long term liabilities
Convertible notes payable-related party	––	190,100
Total long term liabilities	––	190,100
Total liabilities	1,501,458	1,369,921

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at December 31, 2014 and 2013, respectively	824	824
Common stock: 250,000,000 shares authorized, $.001 par, 128,228,018 and 162,765,837 issued and outstanding as of December 31, 2014 and 2013, respectively	128,228	162,766
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	927,823	(68,658)
Subscriptions receivable	(1,338)	(1,146
Accumulated deficit	(2,994,878)	(1,893,546)
Total stockholders' deficit	(1,473,398)	(1,333,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,960	$36,004

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2014	December 31, 2013

Revenue	$––	$––
Cost of sales	––	––
Gross profit	––	––

General and administrative expenses	858,658	473,403

Operating loss	(858,658)	(473,403)

Other income (expenses)
Insurance claim refund	––	1,695
Depreciation and amortization	(7,988)	(12,232)
Interest expense	(246,551)	(20,554)
Total other income (expenses)	(254,539)	(31,091)

Net loss	$(1,113,197)	$(504,494)

Net (loss) per common share - basic and diluted	$(0.009)	$(0.003)

Weighted average common shares outstanding - basic and diluted	127,492,922	150,699,093

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
STATEMENT OF STOCKHOLDERS DEFICIT
FROM JANUARY 1, 2013 TO DECEMBER 31, 2014

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL		SUBSCRIPTIONS	ACCUMULATED
	SHARES	AMOUNT	SHARES	DEFICIT	PREFERRED	COMMON	RECEIVABLE	DEFICIT	TOTAL
Balance, January 1, 2013	835,803	$836	151,063,898	$151,064	$499,164	$(91,435)	$––	$(1,389,052)	$(829,423)

Conversion of preferred stock to common stock	(12,112)	(12)	242,660	243	(33,321)	33,090			––

Issuance of common stock for cash			11,459,279	11,459		(10,313)	(1,146)		––

Net loss								(504,494)	(504,494)

Balance, December 31, 2013	823,691	824	162,765,837	162,766	465,843	(68,658)	(1,146)	(1,893,546)	(1,333,917)

Prior period expense adjustment								11,865	11,865

Beneficial conversion feature on related party convertible debt						473,494			473,494

Cancellation of common stock			(36,462,819)	(36,463)		36,463			––

Cancellation of related party debt						103,449			103,449

Issuance of common stock to officers			1,600,000	1,600		318,400	(160)		319,840

Issuance of common stock to consultants			325,000	325		64,675	(33)		64,698

Net loss								(1,113,197)	(1,113,197)

Balance, December 31, 2014	823,691	$824	128,228,018	$128,228	$465,843	$927,823	$(1,338)	$(2,994,878)	$(1,473,498)

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended
	December 31, 2014	December 31, 2013
Cash flows from operations:
Net loss	$(1,113,197)	$(504,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,324	10,566
Amortization expense	1,664	1,666
Discount amortization	194,753	––
Stock compensation	384,808	––
Accruals converted to convertible notes payable	375,866	––
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	103,180	57,293
Increase in related party payables	46,546	408,541
Net cash used in operating activities	(56)	(26,428)

Cash flows from financing activities:
Proceeds from related party loans	––	17,600
Net cash provided by financing activities	––	17,600

Net decrease in cash	(56)	(8,828)

Cash – beginning of period	569	9,397

Cash – end of period	$513	$569

NON–CASH ACTIVITIES
Conversion of preferred stock into common stock	$––	$33,333
Conversion of related party payable to related party convertible notes payable	$1,087,693	$––
Assignment of note payable to related party note	$(144,000)	$––
Change from related party to non-related party convertible note payable	$144,000	$––
Change from related party debt to non-related party debt	$49,400	$––
Discount on related party debt	$(473,494)	$––
Cancellation of related party debt	$103,449	$––
Subscriptions receivable	$(1,338)	$(1,146)

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

Parallax Health Sciences, Inc.  (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.  Through the Company’s wholly owned subsidiary, Endeavor Sciences, Inc., the Company holds the right, title, and interest to certain FDA 510(k) approved tests in perpetuity, and acquired the exclusive license to a suite of medical devices, tests and utility processes in perpetuity.

On January 9, 2014, the Company changed its name from Endeavor Power Corp. (OTCQB.EDVP) to Parallax Health Sciences, Inc. (OTCQB.PRLX).

On April 17, 2014, pursuant to a resolution of the board of directors, the Company entered into an Agreement to Purchase One Hundred Percent of the Issued and Outstanding Shares of the Pharmacy and its Assets and Inventory (the “Purchase Agreement”) for the acquisition of a privately held California corporation, whose primary operations are in the pharmaceutical industry (the “Pharmacy”).  Pursuant to the Purchase Agreement between the Company, the Pharmacy and its sole shareholder (the “Seller”), in exchange for 100% of the Pharmacy’s common stock and 100% of the Pharmacy’s Assets and Inventory, among other things, the Company shall deliver to the Seller by, or prior to, the Closing Date:

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

On December 4, 2014, the Company and the Seller executed an amendment to the Purchase Agreement which, among other things, extended the Closing Date to March 31, 2015. The Company is currently working in good faith with the Pharmacy to obtain regulatory approval from the California State Board of Pharmacy (the “State Board”). The Company has submitted its pharmacy license application to the State Board, and is awaiting approval of its temporary permit. Along with the Company’s application, the Pharmacy provided the State Board with a Seller’s Certification, which attests to the Pharmacy’s involvement in the pending transaction with the Company.  The Company and the Pharmacy continue to work together closely to bring this transaction to a close as soon as possible.

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

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $2,994,878, and a working capital deficit of $1,500,945, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc. and its wholly-owned subsidiary, Endeavor Sciences, Inc., unless otherwise indicated.

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

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., (“ESI”).  All significant inter-company accounts and transactions have been eliminated

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2014, the Company had no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Convertible Debt

In accordance with Accounting Standards Codification (“ASC”) 470-20-25, the Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the date of the debt. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Net Income (Loss) Per Common Share

The Company computes earnings per share in accordance with ASC 260-10, Earnings Per Share. Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at December 31, 2014, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

Level 1 -	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2 -

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

Level 3 -	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on GAAP and the impact on the Company. The Company has recently adopted the following new accounting standards:

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

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

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of ASU 2014-15 is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is evaluating the effect, if any, adoption of ASU No. 2014-15 will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17 Business Combinations (Topic 805): Pushdown Accounting. The objective of ASU 2014-17 is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is evaluating the effect, if any, adoption of ASU No. 2014-17 will have on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company is evaluating the effect, if any, adoption of ASU No. 2015-01 will have on its consolidated financial statements.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(44,052)	(37,728)
Property and equipment, net	$9,527	$15,851

Depreciation expense for the years ended December 31, 2014 and 2013 was $6,324 and $10,566, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2014	December 31, 2013
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(7,080)	(5,416)
Intangible assets, net	$17,920	$19,584

Amortization expense for the years ended December 31, 2014 and 2013 was $1,664 and $1,666, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2014	December 31, 2013
Notes payable
Phillip Knight	$9,075	$9,075
THI Inc.	10,000	10,000
Rast Trade	65,000	65,000
Total notes payable	84,075	84,075

Loans payable
Tom Mackay	11,900	––	[2]
Total loans payable	11,900	––
Total notes and loans payable	$95,975	$84,075

Convertible notes payable
The Kasper Group, Ltd.	$144,000	$––	[1]

In June 2010, the Company issued a note payable in the principal amount of $9,075 to a non-related party.  Under the terms of the note, the amount is unsecured, non-interest bearing, and due upon demand. As of December 31, 2014, no demand has been made.

In June 2010, the Company issued a note payable in the principal amount of $10,000 to a non-related party. Under the terms of the note, the amount is unsecured, accrues interest at a rate of 8% per annum, and is due upon demand. As of December 31, 2014, no demand has been made.  Interest in the amount of $3,815 and $3,015 has been accrued as of December 31, 2014 and 2013, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On April 21, 2011, the Company issued a note payable in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of December 31, 2014, no demand has been made. Interest in the amount of $25,697 and $19,197 has been accrued as of December 31, 2014 and 2013, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On September 30, 2010, the Company issued a Convertible Note Payable in the amount of $144,000 to a non-related party pursuant to a Confidential Settlement Agreement.  On January 1, 2012, the note was assigned and purchased by The Kasper Group. Ltd., a former related party, and a new Convertible Promissory Note was issued (the “Kasper Note”). The Kasper Note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a rate of $0.25 per share.  On March 31, 2014, the former related party resigned, and the note, included as a related party transaction at December 31, 2013[1], was reclassified as a non-related party transaction at March 31, 2014. Interest in the amount of $30,240 and $20,160 has been accrued as of December 31, 2014 and 2013, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

Certain loans payable in the aggregate sum of $11,900, previously classified as related party transactions at December 31, 2013[2], were reclassified as non-related party transactions during the current year.  The loans, which were made by former officers of the Company for the purpose of short term overhead requirements, are unsecured, non-interest bearing, and are due upon demand. As of December 31, 2014, no demand has been made.

As at December 31, 2014 and 2013, interest in the amount of $59,752 and $42,372, respectively, has been accrued on notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 6. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	December 31, 2014		December 31, 2013
Accrued compensation
J. Michael Redmond	$––		$411,827	[1]
Huntington Chase Financial Group, Ltd.	––		300,000	[2]
MJ Management, LLC	75,800		45,800
Tom Mackay	––	[3]	26,250
Gardner Williams	––	[3]	11,250
Total accrued compensation	75,800		795,127

Cash advances
Edward W. Withrow, III	27,763		11,217
Tom Mackay	––	[5]	11,900
Regal Capital Development	––		103,449	[4]
Total cash advances	27,763		126,566
Total related party payables	103,563		921,693

Convertible notes payable
J. Michael Redmond	637,693	[1]	––
Huntington Chase Financial Group, Ltd.	496,100	[2]	46,100
The Kasper Group, Ltd.	––	[5]	144,000
Total convertible notes payable	1,133,793		190,100
Less: unamortized discount	(278,741)		––
Total convertible note payable, net of discount	855,052		190,100

Total related party transactions	$958,615		$1,111,793

[5] See Note 5

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years, and thereafter renewed automatically in one (1) year periods. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share. On July 31, 2014, a convertible promissory note was issued to Mr. Redmond in the principal sum of $544,231, representing all unpaid compensation [1] through July 31, 2014. On December 31, 2014, the Company modified the note to increase the principal by $93,462 for additional unpaid compensation through December 31, 2014. The note bears interest at a rate of 5% per annum, is due by July 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $326,539 has been classified as a discount on the note.  During the year ended December 31, 2014, the Company expensed $136,058 in discount amortization.  As of December 31, 2014, $190,481 of unamortized discount remains, and will be amortized over the next 7 months. As of December 31, 2014, interest in the amount of $11,406 has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. HCFG made cash advances to the Company in the amount of $46,100 for the purpose of overhead advances, for which a Convertible Promissory note was issued on December 31, 2012. On December 31, 2014, the Company modified the note to increase the principal to $496,100, to include all unpaid compensation [2] due HCFG through December 31, 2014.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $146,955 has been classified as a discount on the note.  During the year ended December 31, 2014, the Company expensed $58,695 in discount amortization.  As of December 31, 2014, $88,260 of unamortized discount remains, and will be amortized over the next 15 months. As of December 31, 2014 and 2013, respectively, interest in the amount of $25,845 and $2,834 has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Certain accrued compensation in the aggregate sum of $37,500, previously classified as related party transactions at December 31, 2013[3], was reclassified as non-related party transactions during the current year.  The accrued compensation, owed to former officers of the Company, is included as part of accrued expenses on the accompanying balance sheet as of December 31, 2014.

Certain advances made by former officers of the Company for the purpose of short term overhead requirements in the amount of $103,449[4] were forgiven.  As a result, $103,449 was reclassified to additional paid in capital.

As at December 31, 2014 and 2013, respectively, related parties are due a total of $958,615 and $1,111,793, consisting of $75,800 and $795,127 in accrued compensation; $27,763 and $126,566 in cash advances to the Company for operating expenses; and $855,052 and $190,100 in related party convertible notes payable, net of unamortized discounts.  The notes bear interest at a rate of between 5% and 7% per annum and mature between July 31, 2015 and December 31, 2015.  As at December 31, 2014 and 2013, interest in the amount of $37,251 and $22,994 respectively, has been accrued on related party notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share. As of December 31, 2014 and 2013, the Company had 823,691 shares of preferred stock issued and outstanding.

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

On May 20, 2014, pursuant to certain Stock Purchase Agreements, the Company issued 1,925,000 shares of its common stock, of which 1,600,000 shares were issued to two officers, valued at $320,000, and 325,000 shares were issued to two consultants, valued at $65,000, for cash in the amount of $193.  As a result, $383,075 was recorded as additional paid in capital.

As of December 31, 2014 and 2013, the Company has 128,228,018 and 162,765,837 common shares issued and outstanding, respectively.

NOTE 10. WARRANTS AND OPTIONS

As of December 31, 2014, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	0.44	$4,000,000	$0.27518
$0.41278	726,785	0.73	300,000	$0.41278
$0.41278	726,785	0.92	300,000	$0.41278
$0.41278	484,125	1.33	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	16,473,401	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at December 31, 2014	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	6.00	$137,500	$0.10
$0.25	225,000	1.25	56,250	$0.25
$0.25	225,000	1.08	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2013	1,900,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at December 31, 2014	1,900,000	$0.20

NOTE 11. INCOME TAXES

The components of the cumulative net deferred tax asset at December 31, 2014 and 2013, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2014	December 31, 2013
Income (loss) before taxes	$(1,113,197)	$(504,494)
Statutory rate	34%	34%
Computed expected tax payable (recovery)	$378,500	$171,500
Non-deductible expenses	––	––
Change in valuation allowance	(378,500)	(171,500)
Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Net operating loss carried forward	$1,021,000	$642,500

Valuation allowance	(1,021,000)	(642,500)

Net deferred income tax asset	$––	$––

As at December 31, 2014, the Company had approximately $3,003,000 of federal net operating losses which expire commencing in the year ended 12/31/2026.

NOTE 12. SUBSEQUENT EVENTS

On April 17, 2014, pursuant to a resolution of the board of directors, the Company entered into an Agreement to Purchase One Hundred Percent of the Issued and Outstanding Shares of a California-based pharmacy Corporation (the “Pharmacy”) and its Assets and Inventory (the “Purchase Agreement”) for the acquisition of a privately held California corporation, whose primary operations are in the pharmaceutical industry (the “Pharmacy”).   Pursuant to the Purchase Agreement between the Company, the Pharmacy and its sole shareholder (the “Seller”), in exchange for 100% of the Pharmacy’s common stock and 100% of the Pharmacy’s Assets and Inventory, among other things, the Company shall deliver to the Seller by, or prior to, the Closing Date:

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

On December 4, 2014, the Company and the Seller executed an amendment to the Purchase Agreement which, among other things, extended the Closing Date to March 31, 2015. The Company is currently working in good faith with the Pharmacy to obtain regulatory approval from the California State Board of Pharmacy (the “State Board”). The Company has submitted its pharmacy license application to the State Board, and is awaiting approval of its temporary permit. Along with the Company’s application, the Pharmacy provided the State Board with a Seller’s Certification, which attests to the Pharmacy’s involvement in the pending transaction with the Company.  The parties expect to formalize an extension as approval from the State Board nears completion. The Company and the Pharmacy continue to work together closely to bring this transaction to a close as soon as possible.  Certain terms and conditions of the Purchase Agreement remain confidential pursuant to a written non-disclosure agreement with the Seller until the Closing.  The Closing is subject to the Company obtaining the necessary financing and the required regulatory approval for the acquisition of the Pharmacy. In the event that the Company does not obtain the requisite financing and regulatory approval, the transaction will not occur without a modification mutually acceptable to both parties.

On January 21, 2015, pursuant to a certain Stock Purchase Agreement, the Company issued 3,798,035 shares of the Company’s restricted common stock to a third-party, valued at $170,912, for cash in the amount of $37,980.  As a result, $167,114 was recorded to additional paid in capital.

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

As of December 31, 2014, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2014:

Name	Position(s) Held	Age	Date first Elected or Appointed
J. Michael Redmond	President, Chief Executive Officer, Director	54	November 1, 2012
Calli Bucci	Chief Financial Officer Corporate Secretary	50	November 1, 2012 March 31, 2014
Edward W. Withrow III	Executive Chairman	50	November 1, 2012
Dr. Jorn Gorlach	Director	53	November 1, 2012
Anand Kumar	Director	72	November 1, 2012
David Engert	Director	62	November 1, 2012
E. William Withrow Jr.	Director	77	November 1, 2012

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

On March 31, 2014, Mr. Kyle Withrow resigned as the Company’s Corporate Secretary.  Ms. Calli Bucci was appointed as his successor.

Background and Business Experience

J. Michael Redmond – President, Chief Executive Officer, Director

Mr. J. Michael Redmond, age 54, has over twenty-five years of experience in the medical device and biotech markets.  In May of 2009, Mr. Redmond founded JMR, Inc. and has served as its President since that time. JMR, Inc. provides business development and marketing services to diagnostic and biotech companies.  As President, Mr. Redmond is responsible for developing and implementing the business plan of the company.

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

Calli Bucci, Chief Financial Officer, Corporate Secretary

Ms. Bucci has over 25 years’ experience in the field of finance and business management.  Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes.

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

Edward W. Withrow III, Executive Chairman

Mr. Withrow III has over 25 years of experience as a financier. He is responsible for leading the creative team and implementing the Company’s business plan, raising capital and forming strategic alliances with industry partners.

From 2002 to 2005, Mr. Withrow III served as the CEO for Addison-Davis Diagnostics, Inc. a leading edge point-of-care diagnostic company offering point-of-care screening tests to the global health care market.  As CEO, Mr. Withrow III was responsible for corporate governance, strategic planning, capitalization, and business development.  From 2002 to 2004, Mr. Withrow III served as the CEO for Reward Enterprises, Inc., a diversified financial services company specializing in subprime consumer lending. As CEO, Mr. Withrow III was responsible for developing and implementing the overall business plan of the company. He is the author of several patents in the life sciences space, and has co-authored a patent-pending non-hormonal treatment for women in menopause and post cancer treatments.

Mr. Withrow III graduated from Alameda High School in Alameda California in 1982 and attended Santa Barbara City College from 1982 to 1985 where he majored in Business.  He lives with his family in Malibu, California.

Mr. Withrow III is qualified to be the Company’s Executive Chairman because of his knowledge of and prior experience working in the diagnostics products market.

Dr. Jorn Gorlach, Director

Dr. Jorn Gorlach has over twenty years of experience in the bio-medical field. In 2001, Dr. Gorlach co-founded AAvantgarde, a management consulting firm focused on the development and support of start-up companies. Since the inception of AAvantgarde in 2001, Dr. Gorlach has also served as one of its directors.  As a co-founder and director of AAvantgarde, Dr. Gorlach is responsible for management consulting, licensing, and general operations. Since 2006, Dr. Gorlach has also served as a co-founder and director of Montecito Bio Sciences, Ltd., a diagnostics and testing company with proprietary technology for point of care diagnostics, testing, and data communication.  Dr. Gorlach, in his role as co-founder and director, is responsible for developing and implementing the business plan of the company.

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

Anand Kumar, Director

Mr. Kumar has over twenty-five years of experience in international business development. In 1999, Mr. Kumar founded Global Telesolutions, a company responsible for creating partnerships and in-country relationships for various companies in Asia and the Indian subcontinent. From 1999 to 2010, Mr. Kumar served as the CEO for Global Telesolutions where, among other things, he developed presence and business in the Middle East and Indian, built global network partnerships for telecommunications and traffic, and oversaw international staff for operations.

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

David Engert

Mr. Engert has served as the President and Chief Executive Officer of NightHawk Radiology Holdings, Inc. since November 2008 and as a member of its board of directors since April 30, 2008. Mr. Engert also sits on the Board of Directors of Healthation, Inc., a healthcare information technology company. Mr. Engert was the founder and owner of ES3, a strategic consulting and investment company since 2007. From 2002 to 2006, Mr. Engert served as the president, chief executive officer and director of Quality Care Solutions, Inc., one of the nation’s leading providers of advanced healthcare payer enterprise application solutions, which was acquired by Trizetto, Inc. in January 2007. Prior to 2002, Mr. Engert held a number of senior level management positions in the healthcare industry over the previous 10 years, including senior vice president & general manager at McKesson Corporation's Managed Care Division.

Mr. Engert is qualified to be a director of the Company because of his extensive experience in healthcare technology and strategic business development.

E. William Withrow Jr., Director

Mr. Withrow Jr. has nearly twenty years of experience in the financial investment industry, twenty-four years of experience in the logistics field, and twenty years of experience in civic leadership. From 1997 to 2002, Mr. Withrow Jr. served as a financial consultant for Wells Fargo, a provider of personal banking and investing services.  From 1993 to 1997, he served as a financial consultant for Merrill Lynch, a financial management and advisory company.  From 1987 to 1989, Mr. Withrow Jr. served as a sales manager for Paine Webber, a stock brokerage and asset management firm, and from 1983 to 1987, he served as a financial consultant for Drexel Burnham Lambert, an investment banking firm.  As a financial consultant and sales manager for the aforementioned financial institutions, Mr. Withrow Jr. examined financial statements, evaluated investment opportunities, provided advice to clients about possible investment opportunities and provided advice to stockbrokers and other individuals attempting to sell securities.

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

Mr. Withrow Jr. received a Bachelor of Business in Finance and Accounting from the University of Colorado in 1959, and in 1972 received a Master in Business Administration from Harvard University.

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

Dr. David Stark, Consultant

Dr. Stark has 18 years’ experience from the toxicology labs to the investigator site and has been essential to all aspects clinical and device research. Dr. Stark is the President and CEO of Stark-SMO, a Site Management Organization whose services go far beyond that of an ordinary SMO.  Due to his extensive and broad experiences in the inner workings of the research and regulatory aspects of clinical trials, Dr. Stark brings a unique vision to the industry and the Company as a motivated designer of superior approaches to research challenges. Most importantly, Dr. Stark is highly qualified to manage the development opportunities of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2014, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2014, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)

its principal executive officer;

(b)

each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2014 and 2013.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
J. Michael Redmond President, CEO, Director	2014	None	None	None	None	None	None	225,865	[1]	225,865
	2013	None	None	None	None	None	None	225,865	[1]	225,865
Edward W. Withrow III Executive Chairman	2014	None	None	None	None	None	None	150,000	[1]	150,000
	2013	None	None	None	None	None	None	150,000	[1]	150,000
[1]		Compensation accrued and deferred until the Company reaches certain funding goals.

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

Equity Compensation Plan

On October 1, 2010, the board of directors of the Company adopted the 2010 Employee Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, 2,800,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2010 plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2010 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options.  As of December 31, 2014, the Company has granted options to purchase a total of 1,950,000 shares, of which 50,000 were cancelled in October 2012. In connection with the options granted, a total of $281,250 was recorded as deferred compensation, and was amortized over a 12-18 month vesting period.

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

Stock Options/SAR Grants

There were no stock options granted to directors and officers through the 2010 ESOP during the years ended December 31, 2014 or 2013.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended December 31, 2014 or 2013, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

	Number of	Number of
	Options	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
J. Michael Redmond	1,375,000	-	$0.10	10/31/2020
Dr. Roger Morris	150,000	-	$0.25	11/15/2015
Michael Contarino	150,000	-	$0.25	11/15/2015
Dr. David Stark	75,000	-	$0.25	01/10/2016
Ricky Richardson	150,000	-	$0.25	01/28/2016
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

Pension, Retirement or Similar Benefit Plans

As of December 31, 2014, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Montecito BioSciences, Ltd. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	38,156,227	[2]	29.76%
Shahla Melamed 465 Roxbury Drive Beverly Hills, CA 90210	11,459,279		8.94%
Jorn & Jennifer Gorlach 3194 Quarry Road Manchester, NJ 08759	10,683,743	[3]	8.33%
Edward W. Withrow III 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	7,631,245	[2] [4] [5]	5.95%
Johann Bastian Deuterstrasse 11B4 Neusass, Germany D-86359	7,500,000		5.85%
Alexander Hoffman Deuterstrasse 11B4 Neusass, Germany D-86359	7,500,000		5.85%
Withrow Sinclair & Co. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,721,900	[4]	4.46%
M. Katsuka Sandoval 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	5,000,000	[5]	3.90%
AvanteGarde LLC 3194 Quarry Road Manchester, NJ 08759	4,960,310	[3]	3.87%
MJ Management Inc. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	1,381,562		1.08%
J. Michael Redmond 10 Canterbury Road Windham, NH 03087	1,054,241 1,375,000	[6]	0.82%
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	152,625		0.12%
Total	99,601,132		78.92%
	1,375,000		ESOP

[1]

Based upon 128,228,018 shares issued and outstanding at December 31, 2014. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]	5% shareholder Montecito BioSciences Ltd. controlled by Edward W. Withrow III, the Company’s Executive Chairman (45%) and Dr. Jorn Gorlach, a director of the Company (45%)
[3]	5% shareholder Avantgarde LLC controlled by to Dr. Jorn Gorlach, a director of the Company.
[4]	5% shareholder Withrow Sinclair & Co. controlled by to Edward W. Withrow III, the Company’s Executive Chairman
[5]	5% shareholder M. Katsuka Sandoval by marriage to Edward W. Withrow III
[6]	Stock options granted under 2010 ESOP, fully vested

Directors and officers as a group (5 shareholders)	20,903,416		16.30%
More than 5% ownership (7 shareholders)	80,297,716		62.62%

Total	101,201,132		78.92%

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2014, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Montecito BioSciences, Ltd. (“Montecito”) is a beneficial ownership shareholder of the Company.  The President of Montecito is Edward W. Withrow III, the Company’s Executive Chairman.

Withrow Sinclair & Company (“Withrow Sinclair”) is a beneficial ownership shareholder of the Company.  The President of Withrow Sinclair is Edward W. Withrow III, the Company’s Executive Chairman.

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share.  A convertible promissory note was issued to Mr. Redmond for $637,693 representing deferred compensation owing under the Employment Agreement through December 31, 2014.  The note bears interest at a rate of 5%, is due by July 31, 2015, and is convertible into the Company’s common stock at a strike price of $0.10 per share.  As of December 31, 2014, interest in the amount of $11,406 has been accrued.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. HCFG made cash advances to the Company in the amount of $46,100 for the purpose of overhead advances, for which a convertible promissory note was issued on December 31, 2012. On December 31, 2014, the Company modified the note to increase the principal to $496,100, to include all unpaid compensation due HCFG through December 31, 2014.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. As of December 31, 2014, interest in the amount of $25,845 has been accrued.

On January 7, 2014, 36,462,819 shares of the Company’s common stock were purchased from certain shareholders by its Chairman, Edward W. Withrow III.  On the same day, said shares were cancelled, for the benefit of the Company.

On May 20, 2014, pursuant to certain Stock Purchase Agreements, the Company issued 1,600,000 shares of its common stock to two of the Company’s officers, valued at $320,000, for cash in the amount of $160.  As a result, $318,400 was recorded as additional paid in capital.

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

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014 $	December 31, 2013 $
Audit Fees	11,250	11,250
Audit Related Fees	46	46
Tax Fees	0	0
All Other Fees	0	0
Total	11,296	11,296

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
23.2*	Letter from Seale & Beers, CPAs dated March 31, 2015	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of J. Michael Redmond	Filed herewith.
31.2*	Section 302 Certification of Calli Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of J. Michael Redmond	Filed herewith.
32.2*	Section 906 Certification of Calli Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: March 31, 2015	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 31, 2015	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 31, 2015	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 31, 2015	/s/ Edward W. Withrow III
Edward W. Withrow III
Executive Chairman

Dated: March 31, 2015	/s/ Dr. Jorn Gorlach
Dr. Jorn Gorlach
Director

Dated: March 31, 2015	/s/ Anand Kumar
Anand Kumar
Director

Dated: March 31, 2015	/s/ David Engert
David Engert
Director

Dated: March 31, 2015	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director