Form 10-Q
period 2015-03-31
PARALLAX HEALTH SCIENCES, INC.
filed 2015-05-15
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

132,026,053 common shares issued and outstanding as of May 15, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2015.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$20,514	$513
Total current assets	20,514	513

Property and equipment, net	7,988	9,527
Intangible assets, net	17,504	17,920

TOTAL ASSETS	$46,006	$27,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$340,331	$302,868
Related party payables	106,109	103,563
Notes and loans payable	95,975	95,975
Convertible notes payable	144,000	144,000
Convertible notes payable-related party, net of unamortized discount	1,059,136	855,052
Total current liabilities	1,745,551	1,501,458
Total liabilities	1,745,551	1,501,458

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at March 31, 2015 and December 31, 2014	824	824
Common stock, $.001 par, 250,000,000 shares authorized, 132,026,053 and 128,228,018 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	132,026	128,228
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	962,055	927,823
Subscriptions receivable	(1,338)	(1,338)
Accumulated deficit	(3,258,905)	(2,994,878)
Total stockholders' deficit	(1,699,545)	(1,473,398)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,006	$27,960

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Revenue	$––	$––
Cost of sales	––	––
Gross profit	––	––

General and administrative expenses	137,662	111,343

Operating loss	(137,662)	(111,343)

Other income (expenses)
Depreciation and amortization	(1,955)	(1,997)
Interest expense	(124,410)	(5,081)
Total other income (expenses)	(126,365)	(7,078)

Net loss	$(264,027)	$(118,421)

Net loss per common share - basic and diluted	$(0.002)	$(0.001)

Weighted average common shares outstanding - basic and diluted	130,971,043	126,303,018

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Cash flows from operations:
Net loss	$(264,027)	$(118,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,539	1,581
Amortization expense	416	416
Discount amortization	103,700	––
Accruals converted to convertible notes payable	100,385	37,500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	37,462	12,255
Increase in related party payables	2,546	66,385
Net cash used in operating activities	(17,979)	(284)

Cash flows from financing activities:
Proceeds from related party loans	37,980	––
Net cash provided by financing activities	37,980	––

Net increase (decrease) in cash	20,001	(284)

Cash - beginning of period	513	569

Cash - end of period	$20,514	$285

NON-CASH ACTIVITIES
Conversion of related party payable to related party convertible notes payable	$100,385	$(337,500)
Assignment of note payable to related party note payable	$––	$(144,000)
Change from related party to non-related party convertible note payable	$––	$144,000
Change from related party debt to non-related party debt	$––	$152,849
Subscriptions receivable	$––	$(1,146)

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The accompanying unaudited consolidated financial statements of Parallax Health Sciences, Inc., (the “Company”) have been prepared in accordance with generally accepted accounting principles.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements have been omitted.

The Company was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.  Through the Company’s wholly owned subsidiary, Endeavor Sciences, Inc., the Company holds the right, title, and interest to certain FDA 510(k) approved tests in perpetuity, and acquired the exclusive license to a suite of medical devices, tests and utility processes in perpetuity.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $3,258,905, and a working capital deficit of $1,725,037, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

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

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc. (“ESI”).  All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2015, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at March 31, 2015, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(45,591)	(44,052)
Property and equipment, net	$7,988	$9,527

Depreciation expense for the three months ended March 31, 2015 and 2014 was $1,539 and $1,581, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2015	December 31, 2014
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(7,496)	(7,080)
Intangible assets, net	$17,504	$17,920

Amortization expense for the three months ended March 31, 2015 and 2014 was $416 and $416, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2015	December 31, 2014
Notes payable
Phillip Knight	$9,075	$9,075
THI Inc.	10,000	10,000
Rast Trade	65,000	65,000
Total notes payable	84,075	84,075

Loans payable
Tom Mackay	11,900	11,900
Total loans payable	11,900	11,900
Total notes and loans payable	$95,975	$95,975

Convertible notes payable
The Kasper Group, Ltd.	$144,000	$144,000

In June 2010, the Company issued a promissory note in the principal amount of $9,075 to a non-related party.  The note is unsecured, non-interest bearing, and due upon demand. As of March 31, 2015, no demand has been made.

In June 2010, the Company issued a promissory note in the principal amount of $10,000 to a non-related party. The note is unsecured, bears interest at a rate of 8% per annum, and is due upon demand. As of March 31, 2015, no demand has been made.  Interest in the amount of $4,012 and $3,815 has been accrued as of March 31, 2015 and December 31, 2014, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On April 21, 2011, the Company issued a promissory note in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of March 31, 2015, no demand has been made. Interest in the amount of $27,300 and $25,697 has been accrued as of March 31, 2015 and December 31, 2014, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 1, 2012, the Company issued a convertible promissory note in the principal amount of $144,000 to a non-related party. The note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into the Company’s common stock at a rate of $0.25 per share. Interest in the amount of $32,725 and $30,240 has been accrued as of March 31, 2015 and December 31, 2014, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

As at March 31, 2015 and December 31, 2014, interest in the amount of $64,037 and $59,752, respectively, has been accrued on notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 6. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	March 31, 2015	December 31, 2014
Accrued compensation
MJ Management, Inc.	90,800	75,800
Total accrued compensation	90,800	75,800

Cash advances
Edward W. Withrow, III	15,309	27,763
Total cash advances	15,309	27,763
Total related party payables	106,109	103,563

Convertible notes payable
J. Michael Redmond	693,077	637,693
Huntington Chase Financial Group, Ltd.	541,100	496,100
Total convertible notes payable	1,234,177	1,133,793
Less: unamortized discount	(175,041)	(278,741)
Total convertible note payable, net of discount	1,059,136	855,052

Total related party transactions	$1,165,245	$958,615

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years, and thereafter renewed automatically in one (1) year periods. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share.  On July 31, 2014, a convertible promissory note was issued to Mr. Redmond in the principal sum of $544,231, representing all unpaid compensation through July 31, 2014. Modifications have been made to the note to increase the principal by $148,846 for additional unpaid compensation through March 31, 2015. The note bears interest at a rate of 5% per annum, is due by July 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $326,539 has been classified as a discount on the note.  During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company expensed $81,635 and $136,058, respectively, in discount amortization.  As of March 31, 2015 and December 31, 2014, $108,846 and $190,481, respectively, of unamortized discount remains, and will be amortized over the next 4 months. As of March 31, 2015 and December 31, 2014, interest in the amount of $19,270 and $11,406, respectively, has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. HCFG made cash advances to the Company in the amount of $46,100 for the purpose of overhead advances, for which a Convertible Promissory note was issued on December 31, 2012. Modifications have been made to the note to increase the principal to $541,100, to include all unpaid compensation due HCFG through March 31, 2015.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $146,955 has been classified as a discount on the note.  During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company expensed $22,065 and $58,695, respectively, in discount amortization.  As of March 31, 2015 and December 31, 2014, $66,195 and $88,260, respectively, of unamortized discount remains, and will be amortized over the next 12 months. As of March 31, 2015 and December 31, 2014, interest in the amount of $34,408 and $25,845, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

As at March 31, 2015 and December 31, 2014, respectively, related parties are due a total of $1,165,245 and $958,615, consisting of $90,800 and $75,800 in accrued compensation; $15,409 and $27,763 in cash advances to the Company for operating expenses; and $1,059,136 and $855,052 in related party convertible notes payable, net of unamortized discounts.  The notes bear interest at a rate of between 5% and 7% per annum and mature between July 31, 2015 and December 31, 2015.

As at March 31, 2015 and December 31, 2014, interest in the amount of $53,678 and $37,251, respectively, has been accrued on related party notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

NOTE 8: CONVERTIBLE PREFERRED STOCK

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

As of March 31, 2015 and December 31, 2014, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE 9. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

On January 25, 2015, pursuant to a certain Stock Purchase Agreement, the Company issued 3,798,035 shares of the Company’s restricted common stock for cash in the amount of $37,980.  As a result, $34,182 was recorded to additional paid in capital.

As of March 31, 2015 and December 31, 2014, the Company has 132,026,053 and 128,228,018 common shares issued and outstanding, respectively.

NOTE 10. WARRANTS AND OPTIONS

As of March 31, 2015, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	0.19	$4,000,000	$0.27518
$0.41278	726,785	0.49	300,000	$0.41278
$0.41278	726,785	0.67	300,000	$0.41278
$0.41278	484,125	1.08	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	16,473,401	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at March 31, 2015	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	5.75	$137,500	$0.10
$0.25	225,000	1.00	56,250	$0.25
$0.25	225,000	0.83	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	1,900,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at March 31, 2015	1,900,000	$0.20

NOTE 11. INCOME TAXES

The components of the cumulative net deferred tax asset at March 31, 2015 and December 31, 2014, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	March 31, 2015	December 31, 2014

Income (loss) before taxes	$(264,027)	$(1,113,197)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$89,800	$378,500
Non-deductible expenses	––	––
Change in valuation allowance	(89,800)	(378,500)
Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014

Net operating loss carried forward	$1,106,700	$1,017,000

Valuation allowance	(1,106,700)	(1,017,000)

Net deferred income tax asset	$––	$––

As at March 31, 2015, the Company had approximately $3,260,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2015, and has determined that there have been no events that would require disclosure.

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

As used in this quarterly report, the terms "we", "us", "our" and "Parallax" mean Parallax Health Sciences, Inc., and its wholly-owned subsidiary, Endeavor Sciences, Inc. (formerly Parallax Diagnostics, Inc.), unless otherwise indicated.

Corporate History and Overview

The Company was incorporated in the State of Nevada on July 6, 2005, and is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.  Through the Company’s wholly owned subsidiary, the Company holds the right, title, and interest to certain FDA 510(k) approved tests in perpetuity. In addition, the Company acquired the exclusive license to a suite of medical devices, tests and utility processes in perpetuity.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (OTCQB.PRLX),

On April 17, 2014, pursuant to a resolution of the board of directors, the Company entered into an Agreement to Purchase One Hundred Percent of the Issued and Outstanding Shares of a California-based pharmacy Corporation (the “Pharmacy”) and its Assets and Inventory (the “Purchase Agreement”) for the acquisition of a privately held California corporation, whose primary operations are in the pharmaceutical industry. Pursuant to the Purchase Agreement between the Company, the Pharmacy and its sole shareholder (the “Seller”), in exchange for 100% of the Pharmacy’s common stock and 100% of the Pharmacy’s Assets and Inventory, among other things, the Company shall deliver to the Seller by, or prior to, the Closing Date:

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

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended March 31, 2015, which are included herein.

Balance Sheet

As at March 31, 2015, the Company had total assets of $46,006, compared with total assets of $27,960as at December 31, 2014. The increase in total assets of $18,046 is attributable to an increase in cash of $20,001, $1,539 of depreciation related to equipment, and $416 of amortization related to the intangible assets.

As at March 31, 2015, the Company had total liabilities of $1,745,551, compared with $1,501,458 as at December 31, 2014. The increase in total liabilities of $244,093 is attributable to an increase of $37,463 in accounts payable and accrued expenses, an increase of $2,546 in related party payables, and an increase of $204,084 in convertible related party loans, net of unamortized discount.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

	For the three months ended
	March 31, 2015	March 31, 2014
Revenue	$––	$––
Cost of sales	$––	$––
Gross profit (loss)	$––	$––
General and administrative expenses	$137,662	$111,343
Operating (loss)	$(137,662)	$(111,343)
Insurance claim refund	$––	$––
Depreciation and amortization	$(1,955)	$(1,997)
Interest expense	$(124,410)	$(5,081)
Net (loss)	$(264,027)	$(118,421)

Revenue

For the three months ended March 31, 2015 and 2014, no revenue was generated.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

For the three months ended March 31, 2015 and 2014, no costs of sales were incurred.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended
	March 31, 2015	March 31, 2014	Variance
Legal, accounting, and management services	$77,111	$51,437	$25,675
Salaries, taxes and benefits	59,622	59,622	––
Office supplies and miscellaneous expenses	929	284	(645)
Total general and administrative expenses	$137,662	$111,343	$26,319

During the three months ended March 31, 2015, the Company incurred operating expenses totaling $137,662, compared with $111,343for the three months ended March 31, 2014. The increase in operating expenses of $26,319is attributable to:

•

an increase in legal, accounting and management fees of $25,675 due to an decrease in legal fees of $4,326; an increase of $7,500 due to an increase in accountant fees by $2,500 per month; and an increase in outside consulting fees of $22,500 due to hiring additional staff support; and

•

a decrease in office supplies and miscellaneous expenses of $645, due to a decrease in miscellaneous office expenses.

Net Loss

During the three months ended March 31, 2015, the Company incurred a net loss of $264,027, compared with a net loss of $118,421 for the three months ended March 31, 2014. The increase in net loss of $145,606 is primarily attributable to an increase in general and administrative expenses of $26,319, a decrease in depreciation and amortization of $42, and an increase in interest expense of $119,329.

Liquidity and Capital Resources

Working Capital			Increase
	At March 31, 2015	At December 31, 2014	(Decrease)
Current Assets	$20,514	$513	$20,001
Current Liabilities	1,745,551	1,501,458	244,093
Working Capital (Deficit)	$(1,725,037)	$(1,500,945)	$(224,092)

As at March 31, 2015, the Company had cash in the amount of $20,514 compared to $513 as of December 31, 2014.

The Company had a working capital deficit of $1,725,037 as of March 31, 2015, compared to a working capital deficit of $1,500,945 as of December 31, 2014. The decrease in working capital deficit of $224,092 is primarily attributable to an increase in cash of $20,001; an increase in accounts payable and accrued expenses of $37,463; an increase in related party payables of $2,546, and an increase in related party convertible notes payable of $204,084.

Cash Flows
	For the three months ended		Increase
	March 31, 2015	March 31, 2014	(Decrease)
Net cash used in operating activities	$(17,979)	$(284)	$(17,695)
Net cash used in investing activities	––	––	––
Net cash provided by financing activities	37,980	––	37,980
Increase (decrease) in cash	$20,001	$(284)	$20,285

Cash Flows from Operating Activities

During the three months ended March 31, 2015, the Company used $17,979 of cash flow for operating activities compared with $284 for the three months ended March 31, 2014. The decrease in cash used for operating activities of $17,695 is attributable an increase in net loss of $145,606, a decrease in depreciation and amortization expense of $42, an increase in discount amortization of $103,700, an increase in accruals converted to related party loans of $62,885, an increase in accounts payable and accrued expenses of $25,207, and a decrease in related party payables of $63,839.

Cash Flows from Investing Activities

During the three months ended March 31, 2015 and 2014, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, the Company had $37,980 cash flows from financing activities, compared with none during the same period last year. The increase in cash flows provided by financing activities of $37,980 is attributable to an increase in proceeds from the sale of common stock.

During the three months ended March 31, 2015, the Company received $37,980 in proceeds from the issuance of common shares or other equity instruments.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $3,258,905, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc. (“ESI”).  All significant inter-company accounts and transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at March 31, 2015, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

As of March 31, 2015, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2015 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Audit Committee

The Company’s Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by the Company’s Board of Directors. The Company intends to establish an audit committee during the year 2015. When established, the audit committee's primary function will be to provide advice with respect to the Company’s financial matters and to assist the Company’s Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; (iii) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Company’s Board of Directors.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: May 15, 2015	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director

Dated: May 15, 2015	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer