Form 10-Q
period 2015-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2015-08-20
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 000-52534

PARALLAX HEALTH SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4733512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1327 Ocean Avenue, Suite B, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(310) 899-4442

One Boston Place, Suite 2600, Boston, MA 02108
(Former address, if changed since last report)

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

132,026,053 common shares issued and outstanding as of August 15, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2015.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$2,475	$513
Total current assets	2,475	513

Property and equipment, net	6,449	9,527
Intangible assets, net	17,088	17,920

TOTAL ASSETS	$26,012	$27,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$376,809	$302,868
Related party payables	121,580	103,563
Notes and loans payable	95,975	95,975
Convertible notes payable	144,000	144,000
Convertible notes payable-related party, net of unamortized discount	1,264,086	855,052
Total current liabilities	2,002,450	1,501,458
Total liabilities	2,002,450	1,501,458

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at June 30, 2015 and December 31, 2014	824	824
Common stock, $.001 par, 250,000,000 shares authorized, 132,026,053 and 128,228,018 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	132,026	128,228
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	962,055	927,823
Subscriptions receivable	(1,338)	(1,338)
Accumulated deficit	(3,535,798)	(2,994,878)
Total stockholders' deficit	(1,976,438)	(1,473,398)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,012	$27,960

The accompanying notes are an integral part of these consolidated financial statements

4

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$––	$––	$––	$––
Cost of sales	––	––	––	––
Gross profit	––	––	––	––

General and administrative expenses	148,774	110,683	286,436	222,026

Operating loss	(148,774)	(110,683)	(286,436)	(222,026)

Other income (expenses):
Depreciation and amortization	(1,955)	(1,997)	(3,910)	(3,994)
Interest expense	(126,164)	(27,468)	(250,574)	(32,549)
Total other income (expenses)	(128,119)	(29,465)	(254,484)	(36,543)

Net loss	$(276,893)	$(140,148)	$(540,920)	$(258,569)

Net loss per common share - basic and diluted	$(0.002)	$(0.001)	$(0.004)	$(0.002)

Weighted average common shares outstanding - basic and diluted	132,026,053	127,606,598	131,501,463	127,606,598

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
Cash flows from operations:
Net loss	$(540,920)	$(258,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,078	3,162
Amortization expense	832	832
Discount amortization	207,400	16,440
Accruals converted to convertible notes payable	201,635	75,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	73,940	23,828
Increase in related party payables	18,017	138,931
Net cash used in operating activities	(36,018)	(376)

Cash flows from financing activities:
Proceeds from related party loans	37,980	––
Net cash provided by financing activities	37,980	––

Net increase (decrease) in cash	1,962	(376)

Cash - beginning of period	513	569

Cash - end of period	$2,475	$193

NON-CASH ACTIVITIES
Conversion of related party payable to related party convertible notes payable	$201,635	$(375,000)
Assignment of note payable to related party note payable	$––	$(144,000)
Change from related party to non-related party convertible note payable	$––	$144,000
Change from related party debt to non-related party debt	$––	$152,849

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.  Through the Company’s wholly owned subsidiary, Endeavor Sciences, Inc., the Company holds the right, title, and interest in perpetuity to certain point of care diagnostic tests, and acquired the exclusive license in perpetuity to a suite of medical devices, tests and utility processes.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $3,535,798, and a working capital deficit of $ 1,999,975, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2015, the Company had no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at June 30, 2015, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 is part of the Simplification Initiative, and its objective of to simplify the presentation of debt issuance costs.  This Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the effect, if any, adoption of ASU No. 2015-03 will have on its consolidated financial statements.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
Office equipment	$8,385	$8,385
Medical devices and instruments	45,194	45,194
Sub-total	53,579	53,579
Accumulated depreciation	(47,130)	(44,052)
Property and equipment, net	$6,449	$9,527

Depreciation expense for the six months ended June 30, 2015 and 2014 was $3,078 and $3,162, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	June 30, 2015	December 31, 2014
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(7,912)	(7,080)
Intangible assets, net	$17,088	$17,920

Amortization expense for the six months ended June 30, 2015 and 2014 was $832 and $832, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2015	December 31, 2014
Notes payable
Phillip Knight	$9,075	$9,075
THI Inc.	10,000	10,000
Rast Trade	65,000	65,000
Total notes payable	84,075	84,075

Loans payable
Tom Mackay	11,900	11,900
Total loans payable	11,900	11,900
Total notes and loans payable	$95,975	$95,975

Convertible notes payable
The Kasper Group, Ltd.	$144,000	$144,000

In June 2010, the Company issued a promissory note in the principal amount of $9,075 to a non-related party.  The note is unsecured, non-interest bearing, and due upon demand. As of June 30, 2015, no demand has been made.

In June 2010, the Company issued a promissory note in the principal amount of $10,000 to a non-related party. The note is unsecured, bears interest at a rate of 8% per annum, and is due upon demand. As of June 30, 2015, no demand has been made.  Interest in the amount of $4,214 and $3,815 has been accrued as of June 30, 2015 and December 31, 2014, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On April 21, 2011, the Company issued a promissory note in the principal amount of $65,000 to a non-related party. The note is unsecured, bears interest at a rate of 10% per annum, and is due upon demand. As of June 30, 2015, no demand has been made. Interest in the amount of $28,938 and $25,697 has been accrued as of June 30, 2015 and December 31, 2014, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 1, 2012, the Company issued a convertible promissory note in the principal amount of $144,000 to a non-related party. The note bears interest at a rate of 7% per annum, is due by January 1, 2015, and contains a repayment provision to convert the debt into the Company’s common stock at a rate of $0.25 per share. Interest in the amount of $35,266 and $30,240 has been accrued as of June 30, 2015 and December 31, 2014, respectively, and is included as an accrued expense on the accompanying consolidated balance sheets.

As at June 30, 2015 and December 31, 2014, interest in the amount of $68,418 and $59,752, respectively, has been accrued on notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 6. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	June 30, 2015	December 31, 2014
Related party payables
Accrued compensation	105,800	75,800
Cash advances	15,780	27,763
Total related party payables	121,580	103,563

Convertible notes payable
J. Michael Redmond	749,327	637,693
Huntington Chase Financial Group, Ltd.	586,100	496,100
Total convertible notes payable	1,335,427	1,133,793
Less: unamortized discount	(71,341)	(278,741)
Total convertible note payable, net of discount	1,264,086	855,052

Total related party transactions	$1,385,666	$958,615

On November 15, 2010, the Company entered into an employment agreement with its CEO, Mr. J. Michael Redmond (the “Employment Agreement”). Under the Employment Agreement, Mr. Redmond agrees to serve as the President, CEO, and Director of the Company for a term of three years, and thereafter renewed automatically in one (1) year periods. As compensation for his services, Mr. Redmond’s base salary will be $200,000 per annum for the first year, increasing to $225,000 in year 2, and $250,000 in year 3, contingent upon the Company meeting certain goals. In addition, Mr. Redmond was granted one million three hundred seventy five thousand (1,375,000) options at an exercise price of $0.10 per share.  On July 31, 2014, a convertible promissory note was issued to Mr. Redmond in the principal sum of $544,231, representing all unpaid compensation through July 31, 2014. Modifications have been made to the note to increase the principal by $205,096 for additional unpaid compensation through June 30, 2015. The note bears interest at a rate of 5% per annum, is due by July 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $326,539 has been classified as a discount on the note.  During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company expensed $163,270 and $136,058, respectively, in discount amortization.  As of June 30, 2015 and December 31, 2014, $27,211 and $190,481, respectively, of unamortized discount remains, and will be amortized over the next month. As of June 30, 2015 and December 31, 2014, interest in the amount of $27,909 and $11,406, respectively, has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 2, 2012, the Company entered into a consulting agreement with Huntington Chase Financial Group LLC (“HCFG”), a Nevada corporation, whose principal is a related party. The consulting agreement provides for HCFG to provide advisory services to the Company for a period of three years for a fee of $12,500 per month, which has been deferred until such time as the Company reaches certain funding goals. HCFG made cash advances to the Company in the amount of $46,100 for the purpose of overhead advances, for which a Convertible Promissory note was issued on December 31, 2012. Modifications have been made to the note to increase the principal to $586,100, to include all unpaid compensation due HCFG through June 30, 2015.  The note bears interest at a rate of 7% per annum, is due by December 31, 2015, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 results in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate of $146,955 has been classified as a discount on the note.  During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company expensed $44,130 and $58,695, respectively, in discount amortization.  As of June 30, 2015 and December 31, 2014, $44,130 and $88,260, respectively, of unamortized discount remains, and will be amortized over the next 9 months. As of June 30, 2015 and December 31, 2014, interest in the amount of $43,851 and $25,845, respectively, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

As at June 30, 2015 and December 31, 2014, respectively, related parties are due a total of $1,385,666 and $958,615, consisting of $105,800 and $75,800 in accrued compensation; $15,780 and $27,763 in cash advances to the Company for operating expenses; and $1,264,086 and $855,052 in related party convertible notes payable, net of unamortized discounts.  The notes bear interest at a rate of between 5% and 7% per annum and mature between July 31, 2015 and December 31, 2015.

As at June 30, 2015 and December 31, 2014, interest in the amount of $71,760 and $37,251, respectively, has been accrued on related party notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 7: CONVERTIBLE PREFERRED STOCK

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

As of June 30, 2015 and December 31, 2014, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE 8. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

As of June 30, 2015 and December 31, 2014, the Company has 132,026,053 and 128,228,018 common shares issued and outstanding, respectively.

NOTE 9. WARRANTS AND OPTIONS

As of June 30, 2015, the Company had 16,473,401 warrants and 1,900,000 options issued and outstanding.

On June 17, 2015, 14,535,706 warrants underlying 726,786 shares of preferred stock, which were to expire on June 17, 2015, were extended for a period of 2 years.  The warrants now expire on June 17, 2017.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	1.96	$4,000,000	$0.27518
$0.41278	726,785	0.49	300,000	$0.41278
$0.41278	726,785	0.67	300,000	$0.41278
$0.41278	484,125	1.08	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	16,473,401	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at June 30, 2015	16,473,401	$0.41278

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	5.50	$137,500	$0.10
$0.25	225,000	0.75	56,250	$0.25
$0.25	225,000	0.58	56,250	$0.25
	1,900,000		$250,000	$0.20

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	1,900,000	$0.20
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at June 30, 2015	1,900,000	$0.20

NOTE 10. INCOME TAXES

The components of the cumulative net deferred tax asset at June 30, 2015 and December 31, 2014, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	June 30, 2015	December 31, 2014

Income (loss) before taxes	$(540,920)	$(1,113,197)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$183,800	$378,500
Non-deductible expenses	––	––
Change in valuation allowance	(183,800)	(378,500)
Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014

Net operating loss carried forward	$1,200,800	$1,017,000

Valuation allowance	(1,200,800)	(1,017,000)

Net deferred income tax asset	$––	$––

As at June 30, 2015, the Company had approximately $3,530,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2015, and has determined that there have been no events that would require disclosure, except:

On July 31, 2015, the Company received notice that pharmacy and sterile compounding licenses were issued to the Company by the California State Board of Pharmacy, in connection with the Company’s pending acquisition of a California-based Pharmacy.

On August 13, 2015 (the "Closing Date"), pursuant to a resolution of the board of directors, the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc., a California corporation, ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder, Shahla Melamed (the “Seller”), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Principal and interest payments on the Note will be made to the Seller on a quarterly basis beginning with the three month period ending November 30, 2015, in an amount equal to 1) 75% during the first two (2) years; and 2) 60% during year three (3); of certain of the Pharmacy's earnings defined within the Purchase Agreement as EBITDA.  All remaining principal and/or accrued interest, if any, still owing after three (3) years shall be paid in full to the Seller at Maturity.

As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly owned subsidiary of the Company. No change in control of the Company occurred as a result of the Acquisition.

In connection with the Acquisition, on August 13, 2015, the Company and its wholly owned subsidiary, RoxSan, entered into an Employment Agreement (the "Employment Agreement") with Shahla Melamed.  Under the Employment Agreement, Mrs. Melamed will provide exclusive consulting services to the Company in the areas of public relations and marketing for a minimum term of four (4) years and thereafter renewed automatically in one (1) year increments unless terminated by either party.  The Employment Agreement includes annual compensation in the amount of $360,000 ("Base"), with annual increases of ten percent (10%) of Base, and a bonus plan contingent upon the Company's sales performance.  In addition, the Employment Agreement provides for customary employee benefits.

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

Corporate History and Overview

The Company was incorporated in the State of Nevada on July 6, 2005, and is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.  .  Through the Company’s wholly owned subsidiary, Endeavor Sciences, Inc., the Company holds the right, title, and interest in perpetuity to certain point of care diagnostic tests, and acquired the exclusive license in perpetuity to a suite of medical devices, tests and utility processes.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (OTCQB.PRLX).

On July 31, 2015, the Company received notice that pharmacy and sterile compounding licenses were issued to the Company by the California State Board of Pharmacy, in connection with the Company’s pending acquisition of a California-based Pharmacy.

On August 13, 2015 (the "Closing Date"), pursuant to a resolution of the board of directors, the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc., a California corporation, ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder, Shahla Melamed (the “Seller”), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Principal and interest payments on the Note will be made to the Seller on a quarterly basis beginning with the three month period ending November 30, 2015, in an amount equal to 1) 75% during the first two (2) years; and 2) 60% during year three (3); of certain of the Pharmacy's earnings defined within the Purchase Agreement as EBITDA.  All remaining principal and/or accrued interest, if any, still owing after three (3) years shall be paid in full to the Seller at Maturity.

As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly owned subsidiary of the Company. No change in control of the Company occurred as a result of the Acquisition.

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended June 30, 2015, which are included herein.

Balance Sheet

As at June 30, 2015, the Company had total assets of $26,012, compared with total assets of $27,960 as at December 31, 2014. The decrease in total assets of $1,948 is attributable to an increase in cash of $1,962, $3,078 of depreciation related to equipment, and $832 of amortization related to the intangible assets.

As at June 30, 2015, the Company had total liabilities of $2,002,450, compared with $1,501,458 as at December 31, 2014. The increase in total liabilities of $500,992 is attributable to an increase of $73,941 in accounts payable and accrued expenses, an increase of $18,017 in related party payables, and an increase of $409,034 in convertible related party loans, net of unamortized discount.

Results of Operations

Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014

The financial information provided includes the accounts of the Company and its wholly owned subsidiary, Endeavor Sciences, Inc., formerly Parallax Diagnostics, Inc. (“ESI”), on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$––	$––	$––	$––
Cost of sales	$––	$––	$––	$––
Gross profit (loss)	$––	$––	$––	$––
General and administrative expenses	$148,774	$110,683	$286,436	$222,026
Operating (loss)	$(148,774)	$(110,683)	$(286,436)	$(222,026)
Depreciation and amortization	$(1,955)	$(1,997)	$(3,910)	$(3,994)
Interest expense	$(126,164)	$(27,468)	$(250,574)	$(32,549)
Net (loss)	$(276,893)	$(140,148)	$(540,920)	$(258,569)

Revenue

For the three months ended June 30, 2015 and 2014, no revenue was generated.

For the six months ended June 30, 2015 and 2014, no revenue was generated.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

For the three months ended June 30, 2015 and 2014, no costs of sales were incurred.

For the six months ended June 30, 2015 and 2014, no costs of sales were incurred.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the six months ended		Variance
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	3-month	6-month
Legal, accounting, and management services	$79,750	$50,038	$156,861	$101,474	$29,712	$55,387
Salaries, taxes and benefits	56,713	60,553	116,335	120,175	(3,840)	(3,840)
Office supplies and miscellaneous expenses	12,311	92	13,240	376	12,219	12,864
Total general and administrative expenses	$148,774	$110,683	$286,436	$222,025	$38,091	$64,411

During the three months ended June 30, 2015, the Company incurred operating expenses totaling $148,774, compared with $110,683 for the three months ended June 30, 2014. The increase in operating expenses of $38,091 is attributable to:

•

an increase in legal, accounting and management fees of $29,712, due to an decrease in legal fees of $288; an increase of $7,500 resulting from an increase in accountant fees by $2,500 per month; and an increase in outside consulting fees of $22,500 resulting from hiring additional staff support;

•

a decrease in salaries, taxes and benefits of $3,840 due to a reduction in payroll tax expense; and

•

an increase in office supplies and miscellaneous expenses of $12,219, due to OTC market dues of $10,000 incurred during the current period, compared to no such expense incurred for the same period last year; and an increase in miscellaneous office expenses of $2,219.

During the six months ended June 30, 2015, the Company incurred operating expenses totaling $286,436, compared with $222,025 for the six months ended June 30, 2014. The increase in operating expenses of $64,411 is attributable to:

•

an increase in legal, accounting and management fees of $55,387, due to an decrease in legal fees of $4,613; an increase of $15,000 resulting from an increase in accountant fees by $2,500 per month; and an increase in outside consulting fees of $45,000 resulting from hiring additional staff support;

•

a decrease in salaries, taxes and benefits of $3,840 due to a reduction in payroll tax expense; and

•

an increase in office supplies and miscellaneous expenses of $12,864, due to OTC market dues of $10,000 incurred during the current period, compared to no such expense incurred for the same period last year; and an increase in miscellaneous office expenses of $12,864.

Net Loss

 During the three months ended June 30, 2015, the Company incurred a net loss of $276,893, compared with a net loss of $140,148 for the three months ended June 30, 2014. The increase in net loss of $136,745 is primarily attributable to an increase in general and administrative expenses of $38,091, a decrease in depreciation and amortization of $42, and an increase in interest expense of $98,696.

During the six months ended June 30, 2015, the Company incurred a net loss of $540,920, compared with a net loss of $258,569 for the six months ended June 30, 2014. The increase in net loss of $282,351 is primarily attributable to an increase in general and administrative expenses of $64,410, a decrease in depreciation and amortization of $84, and an increase in interest expense of $218,025.

Liquidity and Capital Resources

Working Capital			Increase
	At June 30, 2015	At December 31, 2014	(Decrease)
Current Assets	$2,475	$513	$1,962
Current Liabilities	2,002,450	1,501,458	500,992
Working Capital (Deficit)	$(1,999,975)	$(1,500,945)	$(499,030)

As at June 30, 2015, the Company had cash in the amount of $2,475 compared to $513 as of December 31, 2014.

The Company had a working capital deficit of $1,999,975 as of June 30, 2015, compared to a working capital deficit of $1,500,945 as of December 31, 2014. The increase in working capital deficit of $499,030 is primarily attributable to an increase in cash of $1,962; an increase in accounts payable and accrued expenses of $73,941; an increase in related party payables of $18,017, and an increase in related party convertible notes payable of $409,034, net of unamortized discount.

Cash Flows
	For the six months ended		Increase
	June 30, 2015	June 30, 2014	(Decrease)
Net cash used in operating activities	$(36,018)	$(376)	$(35,642)
Net cash used in investing activities	––	––	––
Net cash provided by financing activities	37,980	––	37,980
Increase (decrease) in cash	$1,962	$(376)	$2,338

Cash Flows from Operating Activities

During the six months ended June 30, 2015, the Company used $36,018 of cash flow for operating activities compared with $376 for the six months ended June 30, 2014. The increase in cash used for operating activities of $35,642 is attributable an increase in net loss of $282,351, a decrease in depreciation and amortization expense of $84, an increase in discount amortization of $190,960, an increase in accruals converted to related party loans of $126,635, an increase in accounts payable and accrued expenses of $50,112, and a decrease in related party payables of $120,914.

Cash Flows from Investing Activities

During the six months ended June 30, 2015 and 2014, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, the Company had $37,980 cash flows from financing activities, compared with none during the same period last year. The increase in cash flows provided by financing activities is attributable to proceeds of $37,980 from the sale of common stock during the current year.

During the six months ended June 30, 2015, the Company received $37,980 in proceeds from the issuance of common shares or other equity instruments.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $3,535,798, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at June 30, 2015, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 is part of the Simplification Initiative, and its objective of to simplify the presentation of debt issuance costs.  This Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the effect, if any, adoption of ASU No. 2015-03 will have on its consolidated financial statements.

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

As of June 30, 2015, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2015 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 21, 2015, the Company, as Plaintiff, filed a Complaint against the California Board of Pharmacy (the “Defendant”) in the United States District Court (the “Complaint”).  The Complaint alleges that the Company is entitled to an immediate injunction granting certain Pharmacy and Compounding Permits (the “Permits”) and monetary relief due to, among other things, the unlawful actions of the Defendant in connection with the Company’s application for the Permits in the State of California, and in connection with the pending acquisition of a California-based Pharmacy.

On July 31, 2015, the Company received notice that pharmacy and sterile compounding licenses were issued to the Company by the California State Board of Pharmacy, and the Company's Complaint was withdrawn.

The Company knows of no other material existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
10.32	Employment Agreement between Parallax Health Sciences, Inc., RoxSan Pharmacy, and Shahla Melamed dated August 13, 2015	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of J. Michael Redmond	Filed herewith.
31.2*	Section 302 Certification of Calli Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of J. Michael Redmond	Filed herewith.
32.2*	Section 906 Certification of Calli Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: August 19, 2015	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director

Dated: August 19, 2015	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer