Form 10-Q/A
period 2015-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2015-08-24
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

132,026,053 common shares issued and outstanding as of August 15, 2015

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 19, 2015.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: August 24, 2015	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director

Dated: August 24, 2015	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer