Form 10-Q
period 2015-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2016-10-14
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

□   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

□ YES      ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES      □   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

□ YES      ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

137,026,053 common shares issued and outstanding as of  September 30, 2016

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2015.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$629,493	$513
Accounts receivable, net	9,699,997	––
Rebates receivable	350,123	––
Inventories	913,835	––
Employee advances	1,104	––
Prepaid expenses	40,372	––
Loans receivable	176,335	––
Total current assets	11,811,259	513

Property and equipment, net	106,334	9,527
Intangible assets, net	16,672	17,920
Goodwill	19,445,684	––
Deposits	22,000	––

TOTAL ASSETS	$31,401,949	$27,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,530,128	$302,868
Unearned revenue	7,716,970	––
Related party payables	137,210	103,563
Notes and loans payable	95,975	95,975
Convertible notes payable	144,000	144,000
Convertible notes payable-related party, net of unamortized discount	1,415,478	855,052
Total current liabilities	13,039,761	1,501,458

Long-term liabilities
Note payable, long-term	20,500,000	––
Total long-term liabilities	20,500,000	––
Total liabilities	33,539,761	1,501,458

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at September 30, 2015 and December 31, 2014	824	824
Common stock, $.001 par, 250,000,000 shares authorized, 132,026,053 and 128,228,018 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	132,026	128,228
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	969,019	927,823
Subscriptions receivable	(1,338)	(1,338)
Accumulated deficit	(3,704,186)	(2,994,878)
Total stockholders' deficit	(2,137,812)	(1,473,398)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,401,949	$27,960

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$4,717,206	$––	$4,717,206	$––
Cost of sales	3,657,829	––	3,657,829	––
Gross profit	1,059,377	––	1,059,377	––

Sales, marketing and pharmacy costs	425,825	––	425,825	––
General and administrative expenses	566,793	131,176	857,139	357,196

Operating income (loss)	66,759	(131,176)	(223,587)	(357,196)

Other income (expenses):
Interest expense	(235,147)	(90,971)	(485,721)	(123,520)
Total other income (expenses)	(235,147)	(90,971)	(485,721)	(123,520)

Net loss	$(168,388)	$(222,147)	$(709,308)	$(480,716)

Net loss per common share - basic and diluted	$(0.002)	$(0.002)	$(0.006)	$(0.004)

Weighted average common shares outstanding - basic and diluted	132,026,053	132,026,053	131,678,248	129,101,414

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operations:
Net loss	$(709,308)	$(480,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,036	5,991
Stock option amortization	7,014	––
Discount amortization	256,676	91,053
Allowance for bad debt	93,700	––
Accruals converted to convertible notes payable	303,750	244,904
Changes in operating assets and liabilities:
Increase in trade and other receivables	(10,144,923)	––
Increase in prepaid expenses	(27,259)	––
Increase in accounts payable and accrued expenses	3,227,259	66,910
Increase in unearned income	7,716,970	––
Increase (decrease) in related party payables	(142,688)	71,392
Net cash used in operating activities	593,227	(466)

Cash flows from investing activities:
Purchase of computer equipment	(2,227)	––
Net cash provided by investing activities	(2,227)	––

Cash flows from financing activities:
Proceeds from issuance of common shares	37,980	––
Net cash provided by financing activities	37,980	––

Net increase (decrease) in cash	628,980	(466)

Cash - beginning of period	513	569

Cash - end of period	$629,493	$103

NON-CASH ACTIVITIES
Note payable issued for purchase of subsidiary common stock	$20,500,000	$––
Conversion of related party payable to related party convertible notes payable	$303,750	$956,731
Assignment of note payable to related party note payable	$––	$(144,000)
Change from related party to non-related party convertible note payable	$––	$144,000
Change from related party debt to non-related party debt	$––	$152,849
Discount on related party debt	$––	$(473,494)
Subscriptions receivable	$––	$5,036

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements have been omitted.

Parallax Health Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on personalized patient care through the use of the Company’s Compound Pharmacy (Roxsan, Inc.) and eventually through the diagnostic testing platform capable of diagnosing and monitoring several health issues.  Through the Company’s wholly owned subsidiary Parallax Diagnostics Inc.,, the Company holds the right, title, and interest in perpetuity to certain point of care diagnostic tests.

On August 13, 2015, the Company entered into an agreement with RoxSan Pharmacy, Inc., a California corporation ("RoxSan"), and its sole shareholder, Shahla Melamed, to purchase 100% of the issued and outstanding shares of RoxSan's common stock and its assets and inventory. As a result, effective August 13, 2015, RoxSan became the Company's wholly owned subsidiary (Note 7).  Concurrently, Mrs. Melamed resigned from all positions within RoxSan, and Mr. J. Michael Redmond was appointed RoxSan's President and Chief Executive Officer, and Ms. Calli Bucci its Chief Financial Officer.  Mr. Redmond and Ms. Bucci were also appointed as Chairman and member, respectively, of RoxSan’s board of directors.

The Company has the following two business segments: Retail Pharmacy Services (RPS) and Corporate.

Retail Pharmacy Services (RPS)

The RPS provides a full range of pharmacy services including retail, compounding and fertility medications.

The RPS generates net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. The RPS also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy.

The pharmacy is fully licensed and qualified to conduct business in 39 US States.

Corporate

The Corporate Segment provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and corporate information technology and finance departments.  In addition, the Corporate Segment supports the costs and operating expenses related to the continued development and exploitation of the Company's proprietary medical diagnostic and monitoring  platform and processes, which remains the Company's primary focus.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $3,704,186, and a working capital deficit of $1,228,502, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc and its wholly-owned subsidiaries, Parallax Diagnostics, Inc. (formerly , Endeavor Sciences, Inc.) and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Hierarchy

The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

Level 1:  Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:  Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3:  Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2015, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of September 30, 2015 and December 31, 2014, respectively, the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and short-term debt. Due to the nature of these instruments, the Company’s carrying value approximates fair value. The carrying amount and estimated fair value of total long-term debt was $20.5 million and $21.7 million as of September 30, 2015. The fair value of the Company’s long-term debt was estimated based on quoted rates currently offered in active markets for the Company’s debt, which is considered Level 1 of the fair value hierarchy. There were no outstanding derivative financial instruments as of September 30, 2015 and December 31, 2014.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), clients, as well as vendors and manufacturers.  Charges to bad debt are based on both historical write-offs and specifically identified receivables.

The activity in the allowance for doubtful accounts receivable for the nine months ended September 30, 2015, and the year ended December 31, 2014, is as follows:

	September 30, 2015	December 31, 2014
Beginning balance	$––	$––
Additions charged to bad debt expense	93,700	––
Write-offs charged to allowance	––	––
Ending balance	$93,700	$––

Inventory

Inventory is stated at the lower of cost or market. Prescription drug inventories are accounted for using the weighted average cost method. Front store inventories are accounted for on a first-in, first-out basis using the retail inventory method. Physical inventory counts are taken on a regular basis and a continuous cycle count process is the primary procedure used to validate the inventory balances on hand to ensure that the amounts reflected in the accompanying financial statements are properly stated.

Property and Equipment

Property and equipment is comprised of office and computer equipment and software, furniture and fixtures, leasehold improvements, and vehicles, recorded at cost and depreciated using the double declining balance method over the estimated useful lives of 5 to 7 years. Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Application development stage costs for significant internally developed software projects are capitalized and depreciated. See Note 3 for additional information about property and equipment.

Intangible Assets

Product processes and patents are amortized on a straight-line basis over their estimated useful lives between 10 and 20 years. See Note 4 for additional information about intangible assets.

Goodwill and other Indefinitely-lived assets

Goodwill and other indefinitely-lived assets are not amortized, but are subject to impairment reviews annually, or more frequently if necessary.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The Retail Pharmacy recognizes revenue at the time the customer takes possession of the merchandise. Customer returns are not material. Sales taxes are not included in revenue.

Management has determined that the collection of certain revenues relating to 2015 workers compensation insurance claims, in the retail value of $7,716,970, cannot be reasonably assured.  As a result, this revenue has been recorded as unearned until such time as collection can be reasonably assured.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the stock award (generally 3 to 5 years) using the straight-line method.

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

Not Yet Adopted:

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606).  The objective of ASU No. 2014-08 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and IFRS.  The FASB created a new Topic 606, and IASB is issuing IFRS 15, to meet the joint objectives regarding revenue recognition.  The guidance in this Update affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The guidance in this Update supersedes the revenue recognition requirements in Topic 605, and most industry-specific guidance, as well as certain requirements contained within Topic 350 and Topic 360.  The standard is required to be adopted by public business entities in annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is not permitted.

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

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 is part of the Simplification Initiative, and its objective of to simplify the measurement of inventory.  This Update applies to inventory that is measured using FIFO or average cost, and requires an entity measure inventory at the lower of cost and net realizable value.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is evaluating the effect, if any, adoption of ASU No. 2015-03 will have on its consolidated financial statements.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	September 30, 2015	December 31, 2014
Appliances	$3,830	$––
Computer and office equipment	50,808	8,385
Furniture and fixtures	47,212	––
Leasehold improvements	116,512	––
Software	17,298	––
Medical devices and instruments	45,194	45,194
Sub-total	280,854	53,579
Accumulated depreciation	(174,520)	(44,052)
Property and equipment, net	$106,334	$9,527

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $10,788 and $4,743, respectively.

NOTE 4. INTANGIBLE ASSETS

The following are the components of intangible assets:

	September 30, 2015	December 31, 2014
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Sub-total	25,000	25,000
Accumulated amortization	(8,328)	(7,080)
Intangible assets, net	$16,672	$17,920

Amortization expense for the nine months ended September 30, 2015 and 2014 was $1,248 and $1,248, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2015	December 31, 2014
Short-term:
Loans payable	$11,900	$11,900
Notes payable	84,075	84,075
Total notes and loans payable	95,975	95,975

Convertible notes payable	144,000	144,000
Total short-term notes and loans payable	239,975	239,975

Long-term:
Note payable, secured	20,500,000	––

Total notes and loans payable	$20,739,975	$239,975

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 7).  The note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Principal and interest payments are to be made on a quarterly basis beginning with the three month period ending November 30, 2015, in an amount equal to 1) 75% during the first two (2) years; and 2) 60% during year three (3); of certain of the Pharmacy's earnings defined within the Purchase Agreement as EBITDA.  All remaining principal and accrued interest, if any, still owing after three (3) years is to be paid in full at Maturity. Interest in the amount of $161,753 has been accrued as of September 30, 2015, and is included as an accrued expense on the accompanying consolidated balance sheets.

As at September 30, 2015 and December 31, 2014, interest in the amount of $326,049 and $59,752, respectively, has been accrued on notes and loans payable and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 6. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	September 30, 2015	December 31, 2014
Related party payables
Accrued compensation	$120,800	$75,800
Cash advances	16,410	27,763
Total related party payables	137,210	103,563

Convertible notes payable	1,437,542	1,133,793
Less: unamortized discount	(22,065)	(278,741)
Total convertible note payable, net of discount	1,415,477	855,052

Total related party transactions	$1,552,687	$958,615

As at September 30, 2015 and December 31, 2014, respectively, related parties are due a total of $1,552,687 and $958,615, consisting of $120,800 and $75,800 in accrued compensation; $16,410 and $27,763 in cash advances to the Company for operating expenses; and $1,415,477 and $855,052 in related party convertible notes payable, net of unamortized discounts.  The notes bear interest at a rate of between 5% and 7% per annum and mature between and December 31, 2015 and July 31, 2017.

As at September 30, 2015 and December 31, 2014, interest in the amount of $91,544 and $37,251, respectively, has been accrued on related party notes payable, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On August 13, 2015, the Company and its wholly owned subsidiary, RoxSan, entered into an Employment Agreement with RoxSan's newly appointed President and Chief Executive Officer. The agreement is for a term of three (3) years, and includes annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provides for 2,000,000 options granted to purchase shares of the Company's common stock at a strike price of $.05 per share.  The options are for a period of five (5) years; vesting quarterly over three (3) year period.

On August 13, 2015, the Company entered into an Employment Agreement with RoxSan's newly appointed Chief Financial Officer.  The agreement is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for 1,500,000 options granted to purchase shares of the Company's common stock at a strike price of $.05 per share; vesting quarterly over three (3) year period.

NOTE 7: BUSINESS ACQUISITIONS

On August 13, 2015, the Company purchased 100% of the issued and outstanding shares of RoxSan Pharmacy, Inc. common stock and its assets and inventory in exchange for a secured promissory note in the principal sum of $20,500,000 (the "Acquisition Agreement") (Note 5).  As part of the Acquisition Agreement, all existing cash and trade receivables, and all existing debt as of August 12, 2015, remain the property/obligation of the seller.

The following represent the fair values of the assets acquired by the Company on August 13, 2015:

Inventory	$913,835
Prepaid insurance	13,113
Property and equipment	105,368
Goodwill	19,455,684
Security deposits	22,000
Total consideration	$20,500,000

The goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the specialty pharmaceuticals market, the assembled workforce acquired, and the expected synergies from combining operations with RoxSan. The goodwill is nondeductible for income tax purposes.

RoxSan’s results of operations are included in the Company’s statements of operations beginning on August 13, 2015.  During the nine months ended September 30, 2015, acquisition costs of $110,000 were expensed and incurred within general and administrative expenses.

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

As of September 30, 2015 and December 31, 2014, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE 9. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

As of September 30, 2015 and December 31, 2014, the Company has 132,026,053 and 128,228,018 common shares issued and outstanding, respectively.

NOTE 10. WARRANTS AND OPTIONS

As of September 30, 2015, the Company had 16,473,401 warrants and 5,400,000 options issued and outstanding.

On September 30, 2015, 726,785 warrants underlying 36,339 shares of preferred stock, which were to expire on September 30, 2015, were extended for a period of 2 years.  The warrants now expire on September 30, 2017.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	1.71	$4,000,000	$0.27518
$0.41278	726,785	4.03	300,000	$0.41278
$0.41278	726,785	0.16	300,000	$0.41278
$0.41278	484,125	0.57	199,837	$0.41278
	16,473,401		$4,799,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	16,473,401	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at September 30, 2015	16,473,401	$0.41278

On August 13, 2015, in connection with certain executive employment agreements, the Company granted 3,500,000 options to purchase common shares at $0.05 for a period of 5 years.  The options vest quarterly over a three (3) year period, and were valued at $168,350, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.97, risk free interest rate 1.58%, and dividend yield 0%.  As of September 30, 2015, the Company expensed $7,014 in stock compensation, and recorded $161,336 in deferred compensation, to be expensed over the next 34 months.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	5.25	$137,500	$0.10
$0.25	225,000	0.50	56,250	$0.25
$0.25	225,000	0.33	56,250	$0.25
$0.05	3,500,000	4.87	175,000	$0.05
	5,400,000		$425,000	$0.16

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	1,900,000	$0.20
Issued	3,500,000	$0.05
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at September 30, 2015	5,400,000	$0.16

During the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, a total of $7,014 and $0 in stock compensation has been expensed.  There remains $161,336 in deferred compensation as of September 30, 2015.

NOTE 11. INCOME TAXES

The components of the cumulative net deferred tax asset at September 30, 2015 and December 31, 2014, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	September 30, 2015	December 31, 2014

Income (loss) before taxes	$(709,308)	$(1,113,197)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(241,100)	$(378,500)
Non-deductible expenses	400	––
Change in valuation allowance	240,700	378,500
Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Net operating loss carried forward	$1,257,700	$1,017,000

Valuation allowance	(1,257,700)	(1,017,000)

Net deferred income tax asset	$––	$––

As at September 30, 2015, the Company had approximately $3,699,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 12. SEGMENT REPORTING

The Company has the following two business segments: Retail Pharmacy Services and Corporate. See Note 1 for a description of the Retail Pharmacy Services and Corporate segments and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment (1)	Corporate Segment	Consolidated Totals
September 30, 2015
Revenue	$4,717,206	$––	$4,717,206
Gross profit	1,059,377	––	1,059,377
Operating income (loss)	216,288	(439,875)	(223,587)
Depreciation and amortization	6,171	5,865	12,036
Total assets	31,379,413	22,536	31,401,949
Goodwill	19,445,684	––	19,445,684
Additions to property and equipment	––	––	––

(1)		Pharmacy Segment commenced August 13, 2015.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2015, and has determined that there have been no events that would require disclosure, except for the following:

On March 4, 2016, the Company terminated the Employment Agreement between the Company's wholly owned subsidiary, RoxSan Pharmacy, Inc., and  Shahla Melamed dated August 13, 2015 (the "Agreement"), in accordance with paragraph 3.2 Termination for Cause. The termination was the result of, among other things, Mrs. Melamed's breaches in the Agreement, which were substantiated by an investigation conducted by an employment law firm retained by RoxSan.  Under the terms of the Agreement, no financial obligation resulted in the termination.

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

As used in this quarterly report, the terms "we", "us", "our" and "Parallax" mean Parallax Health Sciences, Inc., and its wholly-owned subsidiary, Parallax Diagnostics, Inc. (formerly Endeavor Sciences, Inc. , unless otherwise indicated.

Corporate History and Overview

The Company was incorporated in the State of Nevada on July 6, 2005, and is focused on the exploitation of a proprietary diagnostic and monitoring platform and processes in the area of infectious disease.  Through the Company’s wholly owned subsidiary, Parallax Diagnostics, Inc., the Company holds the right, title, and interest in perpetuity to certain point of care diagnostic tests.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (OTCQB.PRLX).

On July 31, 2015, the Company received notice that pharmacy and sterile compounding licenses were issued to the Company by the California State Board of Pharmacy, in connection with the Company’s pending acquisition of RoxSan Pharmacy, Inc., a California corporation.

On August 13, 2015 (the "Closing Date"), pursuant to a resolution of the board of directors, the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc. ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder, Shahla Melamed (the “Seller”), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Principal and interest payments on the Note will be made to the Seller on a quarterly basis beginning with the three month period ending November 30, 2015, in an amount equal to 1) 75% during the first two (2) years; and 2) 60% during year three (3); of certain of the Pharmacy's earnings defined within the Purchase Agreement as EBITDA.  All remaining principal and/or accrued interest, if any, still owing after three (3) years shall be paid in full to the Seller at Maturity.

As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly owned subsidiary of the Company. No change in control of the Company occurred as a result of the Acquisition.

RoxSan was issued a new permit from the California Board of Pharmacy and the permit under the previous owner was retired.

In connection with the Acquisition, the Company entered into an Employment Agreement (the "Employment Agreement") with the Seller.  Under the Employment Agreement, the Seller agreed to provide exclusive consulting services to the Company in the areas of public relations and marketing for a term of four (4) years.

Subsequent to the closing of the acquisition, Company Management determined that there were several areas that required immediate attention to be addressed.

Pharmacy Compliance

Management created the position of Director of Compliance at RoxSan and put a senior pharmacist as the Director.  Management developed a strategic plan covering its Regulatory Compliance goals.  The first goal was to create foundational standard operating procedures in the filling, processing, and shipping of prescriptions.

Under this program an audit report (Audit report) was discovered that was previously discarded by the prior ownership as having “no relevance” as to the results of the findings in that audit. This audit was part of a due diligence requirement imposed by the Company upon the prior owner before the acquisition, which was to have a third party organization verify that the pharmacy was operating within compliance of state regulatory demands. The Audit Report dated prior to the acquisition, which was discovered in abandoned files, indicated that several areas of operation of the pharmacy were in violation of the most fundamental compliance rules, and strict warnings as to the consequences of what would happen to the pharmacy’s licenses if these areas were not immediately corrected. No corrections to the most serious violations had been performed by the prior owner, and the Seller did not provide this “material” information while in due diligence prior to the acquisition. All areas recommended in the Report to be corrected, were in fact implemented by the current ownership.

State Pharmacy Licenses

The former owner had developed a well-documented contentious relationship with the California Board of Pharmacy as well as a number of other states in which the previous owner was accused of regulatory violations.  There were states that had suspended RoxSan’s Licenses under the prior ownership to operate in their state.   The new management began an aggressive program in each state, to appeal to the State Pharmacy Boards to reinstate the licenses. It became apparent that many individual members on several state Board’s of Pharmacy, including the California Board of Pharmacy, the Nevada Board of Pharmacy and the Arizona Board of Pharmacy, had an extremely negative perception of Ms. Melamed. With the new management entering into the picture, the negative perception became extremely positive toward RoxSan’s new ownership, and its new Compliance Program.  Thus far, RoxSan has obtained pharmacy licenses in 41 states, and is seeking to obtain licensing in the remaining nine states.

As a result of the efforts of new management, all of these issues were corrected and the pharmacy is currently operating in an entirely new status of having great relations with each of the previously strained relationships with individual state Boards of Pharmacy.

Pharmacy Benefit Management Business

The former owner had created a negative and challenging relationship with Payers and Pharmacy benefit Management (PBM’s) as well as the cancellation of some pharmacy network contracts with PBM contracts that control the approvals for reimbursements for several health insurers.  The new management established a plan of action and SOP’s to follow as well as address the criteria for contract re-approvals with the PBM’s.

RoxSan Pharmacy has become qualified and fully accredited member of FocusScript’s Compounding Pharmacy Network enabling RoxSan to participate in the Pharmacy Benefit Management Program for one of the largest health insurers in the United States.  As of this update approximately 5% of the Compound Pharmacy’s in the US have been able to achieve this accreditation.

A market development has occurred that has produced a payer reaction to the exorbitantly high pricing trends for compound pain medications. That development has affected the viability of the compound pain medication management industry due to rejections and many of the ingredients becoming “non-covered”. RoxSan has developed a program to restructure the pharmacy’s approach to creating a more “ethically” based pricing structure with extraordinarily high efficacy formularies, and is working with several of the industry’s leading PBM’s in pursuit of partnership arrangements.

National Accreditation

In addition, under the new management, RoxSan Pharmacy passed the inspection from the Verified Pharmacy Program (VPP) as part of the National Association of the Board of Pharmacy. This was a significant accomplishment, considering that the prior ownership had failed in passing the VPP inspection in the past. Passing the VPP inspection is an exhaustive process requiring high levels of regulatory systems and compliance.  This extraordinary accomplishment was achieved in less than one year under the newly restructured operating compliance program under the new ownership, which included strict adherence to documentation retention and categorization.

Human Resources

In addition to the issues outlined above, it was determined that there were also personnel issues that RoxSan’s pharmacists, technicians and general operations employees had with the prior ownership. These issues involved compensation, benefits and management style of leadership, which lacked the opportunity for the employees to be empowered to effectively perform their duties. Management also addressed these issues with clarification of job responsibilities, compensation/benefit adjustments including stock option incentives and an overall more inclusive and open communication style of management.

Operational Structure and New Business Units

Management developed a system of operations that focused on differentiating unique business markets for RoxSan services and developed three additional areas of focus:

The Company established the RoxSan Fertility Group that is charged with delivering the highest level of service to Fertility Clinics in California, Arizona and Washington State.  The Company built a new brand identity with new logo and website, and produced high quality collateral and sales support material, including mandarin language for our Chinese speaking patients (http://www.RoxSanfertility.com/home-cn).  The Company is currently developing a line of Chinese Herbs and holistic treatments that will augment the medical treatments supported by our network of Fertility Clinics; and

Management established the RoxSan Pharmaceutical Solutions Group that is charged with the development and execution of all of RoxSan’s custom compounding business that is working to develop high quality solutions for RoxSan customers; and

Management established RoxSan Life Nootropics business with the goal of developing a line proprietary Nootropics to target the growing “Brain Market”.

Dispute with Prior Owner

Shortly after the Closing, Company Management and the Seller clashed over control of the RoxSan Pharmacy business operations and bank accounts.  Faced with the seller continuing to materially interfere with the Pharmacy’s operations to the detriment of its business the Company retained the services of an employment law firm to conduct an investigation into the actions of the former owner and provide a report to the Company’s Board. Because of the actions by the former owner, the Company put her on paid leave. The Board received the Report on Mrs. Melamed from the Law Firm and sent a letter of notification of intent to dismiss her for Cause.  Mrs. Melamed’s Employment Agreement provided for a Cure Period of 30 days.  The Company received no response of intent to cure from Mrs. Melamed or her counsel and no evidence of a cure was provided to the Board who formally authorized the termination of Mrs. Melamed on March 3, 2016 and delivered to her and her attorney, a letter of termination on March 4, 2016.

In the course of management’s operation of the RoxSan Pharmacy, and adherence to Financial Accounting Standards Board revenue recognition policies, management became concerned with the absence of the processing of the billing for $11,761,219 dollars of Workers Compensation accounts receivables, which the Seller represented to the Company prior to the acquisition of RoxSan as the vast majority of the high margin compound revenue. After careful examination and review by the Company’s CFO, management was alerted to the fact that there was a serious and dramatic change in the collection timetable, underpinning cash flow process, and potential illegitimacy of the actual Workers Compensation accounts receivables. The Company’s CFO communicated that she was uncomfortable with booking the revenue as it was presented by the Seller’s financial records.  As a result of our CFO’s notification of the absence of any reasonable assurance of collectability of the workers compensation accounts receivable, it  was recorded as unearned revenue.

The Company then retained the services of a forensic Workers Compensation fraud specialist to determine the legitimacy of the Workers Compensation accounts receivable.   As a result of this forensic review, the $11,761,219 of Workers Compensation billings were deemed essentially valueless.

As a result of these findings and undisclosed changes to cash flow and quality of earnings that represent a majority of the revenue, the Company’s Board deemed it necessary to demand a reduction in the terms of the Sale and Purchase Agreement to more accurately reflect the true valuation of the Company.  This was met with resistance on the part of the Seller.

The Seller has filed suit against the Company and RoxSan for rescission of the transaction.  The Company has likewise initiated legal action against the Seller to substantially reduce the Seller Note due to undisclosed material changes in the business and the prior owners breaches of the Purchase and Sale Agreement.  A mediation was held to resolve the dispute but the mediation was unsuccessful to date, and the litigation is currently underway.

Acquisition of QOLPOM

QOLPOM is an acronym that stands for Quality of Life Peace of Mind. Our primary goal at QOLPOM is to deliver a service that will allow clients who operate medically related residential based services to reduce costs, increase revenues and provide a better client experience through the adoption of innovative new technologies. The QOLPOM Hub, a medication dispensing, management and remote monitoring system developed by various health care technology companies in the last few years.

The Problem… In nearly all medical facilities at every level of care medication errors are a major concern and source of increasing liability exposure.  For the individual in assisted and non-assisted living medication non-adherence is a growing problem. The problem is well known in the medical profession and its ramifications are well documented in regard to patient care and professional liability.  The consequences are not only costly but potentially deadly. Yet the problem persists and, in fact, is getting worse as a result of our, in no small part, increasingly aging population.

QOLPOM Hub is a personal medication dispensing and remote monitoring solution that ensures seniors and chronic care patients at home (or elsewhere), take the correct medications on time and notifies caregivers and the patient’s healthcare team if they miss a medication dose or have a medical status report that is outside the limits that their healthcare team has deemed as unhealthy or of potential risk. It can capture (through external sensors), monitor and store vitals along with the electronic patient record for better follow-up by doctors and the health care team. It gives users access to digital health care monitoring and potentially medical interventions via telemedicine.

QOLPOM Hub automates the dispensing of packaged medications though a patented process, with these potential benefits:

•

reduces the risk of medication non-compliance; and

•

prolongs an independent quality of life for the client; and

•

provides peace of mind through real time monitoring for the caregiver.

It also bonds clients with their service providers and enables a Patient Care Circle that is unprecedented. In addition, the QOLPOM Hub features a full set of modern communications technologies specifically targeted for seniors, the chronically ill and the temporary or permanently disabled, that enable both voice and “videoconference” communication directly from the device. These same technologies will enable “virtual doctors visits” that will require no travelling, no time-off-work for a family member to accompany the patient or resultant stress from the “sortie”.

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended September 30, 2015, which are included herein.

Balance Sheet

As at September 30, 2015, the Company had total assets of $31,401,949, compared with total assets of $27,960 as at December 31, 2014. The increase in total assets of $20,192,223 is attributable to an increase in cash of $628,920, accounts receivable of $9,699,997, rebates receivable of $350,123, inventories of $913,835, employee advances of $1,104, prepaid expenses of $40,372, loans receivable of $176,335, property and equipment of $117,122, depreciation expense $10,788, $1,248 of amortization related to the intangible assets, goodwill related to the acquisition of RoxSan Pharmacy of $19,455,684, and security deposits of $22,000.

As at September 30, 2015, the Company had total liabilities of $33,539,761, compared with $1,501,458 as at December 31, 2014. The increase in total liabilities of $32,038,303 is attributable to an increase of $3,227,260 in accounts payable and accrued expenses, unearned income of $7,716,970, $33,647 in related party payables, an increase of $560,426 in convertible related party loans, net of unamortized discount, and an increase in long-term notes payable of $20,500,000.

Results of Operations

Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014

The financial information provided includes the accounts of the Company and its wholly owned subsidiaries, Parallax Diagnostics, Inc., and RoxSan Pharmacy, Inc., on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$4,717,206	$––	$4,717,206	$––
Cost of sales	$3,657,829	$––	$3,657,829	$––
Gross profit (loss)	$1,059,377	$––	$1,059,377	$––
Sales, marketing and pharmacy expenses	$425,825	$––	$425,825	$––
General and administrative expenses	$566,793	$131,176	$857,139	$357,196
Operating income (loss)	$66,759	$(131,176)	$(223,587)	$(357,196)
Interest expense	$(235,147)	$(90,971)	$(485,721)	$(123,520)
Net income (loss)	$(168,388)	$(222,147)	$(709,308)	$(480,716)

Revenue

For the three months and nine months ended September 30, 2015, $ 4,717,206 was generated from pharmacy activities.

For the three months and nine months ended September 30, 2014, no revenues were generated.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

For the three months and nine months ended September 30, 2015, $3,657,829, respectively, was incurred for purchases, labor and other expenses related to pharmacy activities.

For the three months and nine months September 30, 2014, no costs of sales were incurred.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variance
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	3-month	9-month
Amortization of stock options	$7,014	$––	$7,014	$––	$7,014	$7,014
Bad debt expense	93,700	––	93,700	––	93,700	93,700
Depreciation and amortization	8,126	1,997	12,036	5,991	6,129	6,045
Computer and equipment expenses	8,928	––	8,928	––	8,928	8,928
Legal and accounting fees	117,709	10,105	154,544	36,579	107,604	117,965
Management fees	109,919	57,500	229,919	112,500	52,419	97,419
Publicity and promotion	25,863	––	26,162	––	25,863	26,162
Salaries and payroll taxes	119,961	61,485	236,296	181,659	58,477	54,637
Employee benefits	23,330	––	23,330	––	23,330	23,330
Travel and entertainment	14,593	––	16,040	––	14,593	16,040
Office supplies and miscellaneous expenses	37,650	89	49,169	466	37,561	48,703
Total general and administrative expenses	$566,793	$131,176	$857,139	$357,196	$435,617	$471,828

During the three months ended September 30, 2015, the Company incurred operating expenses totaling $566,793, compared with $131,176 for the three months ended September 30, 2014. The increase in operating expenses of $435,617 (a) is attributable to:

•

an increase in stock option amortization of $7,014, due to stock options issued in the current period, resulting in current period amortization of $7,014, compared to no such expense for the same period in the prior year;

•

an increase in bad debt expense of $93,700, due to an establishment of an allowance of $93,700 for doubtful collection of accounts receivable, compared to no such expense for the same period in the prior year;

•

an increase in depreciation and amortization expense of $6,129, due to an increase in depreciable assets, resulting in additional depreciation expense of $6,129;

•

an increase in computer and equipment expense of $8,928, due to additional computer expenses of $6,863 resulting from certain computer equipment upgrades; and an increase in $2,065 resulting from the rental of certain office equipment during the current period, compared to no such expense for the same period in the prior year;

•

an increase in legal and accounting fees of $107,604, due to an increase in legal fees of $21,354 resulting from legal matters related to corporate ownership change; an increase in outside consulting fees of $7,250 resulting from an increase in staff support; and an increase of $79,000 resulting from auditor fees incurred in the current year related to acquisition;

•

an increase in management fees of $52,419 due to an increase in executive compensation of $21,290, and an increase in management resulting in an increase in consulting fees of $31,129;

•

an increase in corporate promotional expenses of $25,863 incurred in the current period for video production cost related to fertility treatments, compared to no such cost for the same period in the prior year;

•

an increase  in salaries, taxes and benefits of $58,477 primarily due to an increase in staff resulting in payroll costs of $116,961 incurred in the current period, compared to $61,485 incurred for the same period in the prior year;

•

an increase in employee benefits of $23,300 due to an increase in executive benefits of $15,296 and employee health insurance costs of $8,034 incurred in the current period compared to none for the same period last year;

•

an increase in travel and meals of $14,593 due to travel related costs incurred in the current period; not incurred for the same period in the prior year; and

•

an increase in office supplies and miscellaneous expenses of $37,561, due to insurance expense of $3,097, parking of $5,121, postage costs of $1,717, rent of $12,484, telephone of $5,718, and $9,512 in miscellaneous office expenses, compared to $89 incurred for the same period last year.

During the nine months ended September 30, 2015, the Company incurred operating expenses totaling $857,139, compared with $357,196 for the nine months ended September 30, 2014. The increase in operating expenses of $471,828 (b) is attributable to:

•

an increase in stock option amortization of $7,014, due to stock options issued in the current period, resulting in current period amortization of $7,014, compared to no such expense for the same period in the prior year;

•

an increase in bad debt expense of $93,700, due to an establishment of an allowance of $93,700 for doubtful collection of accounts receivable, compared to no such expense for the same period in the prior year;

•

an increase in depreciation and amortization expense of $6,045, due to an increase in depreciable assets, resulting in additional depreciation expense of $6,045;

•

an increase in computer and equipment expense of $8,928, due to additional computer expenses of $6,863 resulting from certain computer equipment upgrades; and an increase in $2,065 resulting from the rental of certain office equipment during the current period, compared to no such expense for the same period in the prior year;

•

an increase in legal and accounting fees of $117,965, due to an increase in legal fees of $16,715 resulting from legal matters related to corporate ownership change; an increase in outside consulting fees of $22,250 resulting from an increase in staff support; and an increase of $79,000 resulting from auditor fees incurred in the current year related to acquisition;

•

an increase in management fees of $97,419 due to an increase in executive compensation of $36,290, and an increase in management resulting in an increase in consulting fees of $61,129;

•

an increase in corporate promotional expenses of $26,162 incurred in the current period for video production cost related to fertility treatments, compared to no such cost for the same period in the prior year;

•

an increase  in salaries, taxes and benefits of $54,637 primarily due to an increase in staff resulting in payroll costs of $236,296 incurred in the current period, compared to $181,659 incurred for the same period in the prior year;

•

an increase in employee benefits of $23,330 due to an increase in executive benefits of $15,296 and employee health insurance costs of $8,034 incurred in the current period compared to none for the same period last year;

•

an increase in travel and meals of $16,040 due to travel related costs incurred in the current period; not incurred for the same period in the prior year; and

•

an increase in office supplies and miscellaneous expenses of $48,703, due to insurance expense of $3,097, parking of $5,121, postage costs of $1,625, rent of $12,484, telephone of $5,718, and $21,125 in miscellaneous office expenses, compared to $466 incurred for the same period last year.

(a) Includes $417,263 in operating expenses for RoxSan Pharmacy, Inc., the Company's newly wholly owned subsidiary, for the period August 13, 2015 through September 30, 2015.

(b) Includes $417,263 in operating expenses for RoxSan Pharmacy, Inc., the Company's newly wholly owned subsidiary, for the period August 13, 2015 through September 30, 2015.

Net Loss

During the three months ended September 30, 2015, the Company incurred a net loss of $168,388, compared with a net loss of $222,147 for the three months ended September 30, 2014. The decrease in net loss of $53,759 is primarily attributable to an increase gross revenues of $4,717,206, an increase in costs of goods sold of $3,657,829, an increase in marketing, sales and pharmacy expenses of $425,825, an increase in general and administrative expenses of $435,617, and an increase in interest expense of $144,176.

During the nine months ended September 30, 2015, the Company incurred a net loss of $709,308, compared with a net loss of $480,716 for the nine months ended September 30, 2014. The increase in net loss of $228,592 is primarily attributable to an increase in gross revenues of $4,717,206, an increase in costs of goods sold of $3,657,829, an increase in marketing, sales and pharmacy expenses of $425,825, an increase in general and administrative expenses of $499,943, and an increase in interest expense of $362,201.

Liquidity and Capital Resources

Working Capital			Increase
	At September 30, 2015	At December 31, 2014	(Decrease)
Current Assets	$11,811,259	$513	$11,810,746
Current Liabilities	13,039,761	1,501,458	11,538,303
Working Capital (Deficit)	$(1,228,502)	$(1,500,945)	$(272,443)

As at September 30, 2015, the Company had cash in the amount of $629,493 compared to $513 as of December 31, 2014.

The Company had a working capital deficit of $1,228,502 as of September 30, 2015, compared to a working capital deficit of $1,500,945 as of December 31, 2014. The decrease in working capital deficit of $272,443 is primarily attributable to an increase in cash of $628,980; an increase in accounts receivable, net of allowance for doubtful accounts, of $9,699,997; an increase in rebates receivable of $350,123; an increase in employee advances of $1,104; an increase in prepaid expenses of $40,372; an increase in loans receivable of $176,335; an increase in accounts payable and accrued expenses of $3,227,260; an increase in unearned revenue of $7,716,970; an increase in related party payables of $33,647; an increase in related party convertible notes payable of $560,426, net of unamortized discount; and an increase in inventories of $913,835 resulting from the acquisition of RoxSan.

Cash Flows
	For the nine months ended		Increase
	September 30, 2015	September 30, 2014	(Decrease)
Net cash used in operating activities	$593,227	$(466)	$593,693
Net cash used in investing activities	(2,237)	––	(2,227)
Net cash provided by financing activities	37,980	––	37,980
Increase (decrease) in cash	$628,980	$(466)	$629,446

Cash Flows from Operating Activities

During the nine months ended September 30, 2015, the Company was provided with $593,227 of cash flow from operating activities compared with the use of $466 for the nine months ended September 30, 2014. The increase in cash provided by operating activities of $593,693 is attributable an increase in net loss of $228,592, an increase in depreciation and amortization expense of $6,045; an increase in stock option amortization of $7,014; an increase in discount amortization of $165,623; an increase in allowances for bad debt of $93,700; an increase in accruals converted to related party loans of $58,846; an increase in trade and other receivables of $10,144,923; an increase in prepaid expenses of $27,259; an increase in accounts payable and accrued expenses of $3,160,349; an increase in unearned income of $7,716,970; and a decrease in related party payables of $214,080.

Cash Flows from Investing Activities

During the nine months ended September 30, 2015, the Company used $2,227 of cash flow for investing activities compared with none for the nine months ended September 30, 2014.  The increase in cash used for investing activities is due to the purchase of computer equipment of $2,227.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, the Company was provided with $37,980 of cash flows from financing activities, compared with none for the nine months ended September 30, 2014. The increase in cash flows provided by financing activities is attributable to proceeds of $37,980 from the sale of common stock.

During the nine months ended September 30, 2015, the Company received $37,980 in proceeds from the issuance of common shares or other equity instruments.

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

The Company will require additional financing in order to proceed with its plan of operations, including approximately $5,000,000 over the next 12 months to expand its pharmacy operations and implement its business plan. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of additional acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

The Company may anticipate relying on equity sales of its common stock in order to continue to fund its business operations. Issuances of additional shares will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund its planned business activities.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $3,704,186, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition

Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The Retail Pharmacy recognizes revenue at the time the customer takes possession of the merchandise. Customer returns are not material. Sales taxes are not included in revenue.

Management has determined that the collection of certain revenues relating to 2015 workers compensation insurance claims, in the retail value of $7,716,970, cannot be reasonably assured.  As a result, this revenue has been recorded as unearned until such time as collection can be reasonably assured.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable requisite service period of the stock award (generally 3 to 5 years) using the straight-line method.

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

Not Yet Adopted:

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606).  The objective of ASU No. 2014-08 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and IFRS.  The FASB created a new Topic 606, and IASB is issuing IFRS 15, to meet the joint objectives regarding revenue recognition.  The guidance in this Update affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The guidance in this Update supersedes the revenue recognition requirements in Topic 605, and most industry-specific guidance, as well as certain requirements contained within Topic 350 and Topic 360.  The standard is required to be adopted by public business entities in annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is not permitted.

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

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory of Debt Issuance Costs.  ASU 2015-11 is part of the Simplification Initiative, and its objective of to simplify the measurement of inventory.  This Update applies to inventory that is measured using FIFO or average cost, and requires an entity measure inventory at the lower of cost and net realizable value.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is evaluating the effect, if any, adoption of ASU No. 2015-03 will have on its consolidated financial statements.

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

As of September 30, 2015, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended September 30, 2015 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Prior to the Company's acquisition of RoxSan, the prior owner of RoxSan had become subject to two (2) disciplinary actions by the California Board of Pharmacy.  In February 2015 the California Board of Pharmacy filed its First Amended Accusation against Shahla Melamed in Case No.  AC201100427600.  In April 2015 the First Amended Accusation was withdrawn and the Pharmacy Board filed new Accusation against Mrs. Melamed in Case No. AC201400545500.

The April 2015 Accusation alleges "causes for discipline" against Mrs. Melamed "stemming from nine consumer complaints".  The Accusation includes allegations that Mrs. Melamed "Falsified the DEA Biennial Controlled Substance Inventory" report.  The Accusation also alleges that Mrs. Melamed, RoxSan Pharmacy, and its then Pharmacist in Charge "Illegally Shipped Drugs Into Other States Without  a License," and dispensed a drug which the United States Food and Drug Administration "has not approved...for any purpose in this country and has banned the drug's importation and interstate transfer except for research purposes."  The Accusation sought, among other things, the "Revoking or suspending of Pharmacist License Number RPH 42096, issued to Shahla Keyvanfar Melamed".

On July 29, 2015, the prior owner executed a Stipulated Surrender of License and Order agreeing and stipulating to the surrender of her Pharmacist License.  The California Board of Pharmacy issued a "Decision and Order" on October 7, 2015, adopting the Stipulated Surrender of License and Order.  The California Board of Pharmacy issued a Notice of Decision and Denial of Reconsideration on November 6, 2015, following Mrs. Melamed's filing of a Petition for Reconsideration on October 26, 2015.  Pursuant to the Notice, the Petition for Reconsideration was "deemed denied by operation of law" and the "Decision and Order with the effective date of November 6, 2015, is the Board of Pharmacy's final decision in this matter."

Following the acquisition of RoxSan by the Company, the prior owner initiated two (2) legal actions against the Company, entitled Shahla Melamed v. Parallax Health Sciences, et al.,in the Superior Court of the State of California, County of Los Angeles, West District, case number SC 124873 and SC 125705.  In her Second Amended Complaint, case number SC 124873, which contains a single cause of action for rescission, the prior owner alleges that the Company "deliberately misrepresented facts and concealed material facts from Melamed in order to fraudulently induce her agreement to sell RoxSan..." and seeks that the "Purchase Agreement be deemed rescinded" along with monetary damages and declaratory relief. The First Amended Complaint in case number SC 125702 alleges that the Company is "in default under the terms of the Purchase Agreement and Secured Note" and the Company "has refused and continue[s] to refuse to allow [Mrs. Melamed] the benefits of her employment agreement...and have wrongfully denied [Mrs. Melamed] the contractual benefits to which she is and was entitled."

The current Management firmly believes that it had adequate grounds to justify the termination of Mrs. Melamed's employment, and that it acted within its rights with regard to Mrs. Melamed's other allegations.

The Company has likewise initiated legal action against the Seller and filed an action entitled Parallax Health Sciences, et al. v. Shahla Melamed, et al., in the Superior Court of the State of California, County of Los Angeles, West District, case number SC 124898.  The Complaint in that action alleges that "...in breach of her obligations under the Purchase Agreement, Mrs. Melamed caused various bank accounts of RoxSan Pharmacy to be frozen by Wells Fargo Bank, NA."; ..."Mrs. Melamed has failed to pay all liabilities that arose prior to the closing of the Purchase Agreement..."; " Mrs. Melamed failed to secure marketing agreements . "In breach of her obligations under the Employment Agreement Mrs. Melamed has attempted to take operational control over the pharmacy and continued to attempt to oversee prescriptions on a daily basis at the physical location of the pharmacy; and that Mrs. Melamed concealed from the Company that "...all of the pharmacy’s corporate records were not accurate, complete, and current in all material respects under Section 3.5 of the Purchase Agreement.  She likewise concealed that entering into the Purchase Agreement will result in a default of the lease agreement for the premises per Section 3.7(a) and 3.14; and she concealed that not all of the representations and warranties...were true.  [Mrs. Melamed] likewise knew that the surge in revenues in a last few months prior to closing was artificial..."   The Complaint seeks to reduce the Seller Note due to undisclosed material changes in the business.

Subsequently filed pleadings by the Company and RoxSan in case number SC 124873 allege, among other things, that: "(1) [Mrs. Melamed] misrepresented the true earnings and source of income for the pharmacy business to [Parallax] prior to the sale of the pharmacy; (2) [Mrs. Melamed] failed to disclose to [Parallax] that she had engaged in a fraudulent and illegal scheme to ship medications to states where her pharmacy was not licensed (such as Nevada) while she was the owner of the pharmacy;

All three (3) legal matters are currently pending.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

The following financial information is provided in reference to the Registrant’s merger (the “Merger”) that took place on August 13, 2015, as disclosed in the Registrant’s Current Report filed on Form 8-K August 18, 2015 herewith incorporated by reference.

(a)	Financial Statements of Business Acquired.

The following financial statements reflect the audited consolidated balance sheet of RoxSan Pharmacy, Inc. (“RoxSan”) as of December 31, 2014 and 2013, and the unaudited consolidated balance sheet of RoxSan as of June 30, 2015, before the Merger occurred on August 13, 2015, and also reflect the audited consolidated statements of income, stockholders’ equity (deficit), and cash flows of RoxSan for the years ended December 31, 2014 and 2013, and unaudited for the six months ended June 30, 2015, before the Merger occurred on August 13, 2015.

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Roxsan Pharmacy, Inc

We have audited the balance sheet of Roxsan Pharmacy, Inc as of December 31, 2013, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In planning and performing our audit of the consolidated financial statements of Roxsan Pharmacy, Inc as of and for the year ended December 31, 2013, in accordance with auditing standards generally accepted in the United States of America, we considered the company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roxsan Pharmacy, Inc as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy Corporation

Woodland Hills, CA October 13, 2016

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Roxsan Pharmacy, Inc

We have audited the balance sheet of Roxsan Pharmacy, Inc as of December 31, 2014, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In planning and performing our audit of the consolidated financial statements of Roxsan Pharmacy, Inc as of and for the year ended December 31, 2014, in accordance with auditing standards generally accepted in the United States of America, we considered the company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roxsan Pharmacy, Inc as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy Corporation

Woodland Hills, CA October 13, 2016

ROXSAN PHARMACY, INC.
BALANCE SHEETS

	June 30, 2015	December 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$9,808,064	$8,041,681	$3,320,567
Trade receivables, net	6,149,894	4,998,752	4,828,606
Income tax refunds receivable	1,152	1,167	120,742
Inventory	913,835	913,835	1,087,867
Prepaid expenses	14,256	7,761	1,202,171
Employee advances	1,664	4,650	––
Due from affiliates	––	––	1,081,582
Total current assets	16,888,865	13,967,845	11,641,535

Property and equipment, net	128,549	149,739	175,879

Other assets
Security deposits	22,000	33,250	22,000
Total other assets	22,000	33,250	22,000

TOTAL ASSETS	$17,039,414	$14,150,835	$11,839,414

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,736,353	$1,664,727	$2,480,471
Insurance claims payable	––	––	1,018,536
Income taxes payable	––	––	44,122
Sales tax payable	2,904	832	1,057
Pension contribution payable	––	––	194,000
Notes and loans payable	943,298	6,756	281,365
Total current liabilities	2,682,555	1,672,315	4,019,551
Total liabilities	2,682,555	1,672,315	4,019,551

Stockholder's equity
Common stock, 25,000 shares authorized, $1 par,	100	100	100
100 shares issued and outstanding as of June 30, 2015,
and December 31, 2014 and 2013
Additional paid in capital	9,900	9,900	9,900
Retained earnings	14,346,859	12,468,520	7,809,863
Total stockholder's equity	14,356,859	12,478,520	7,819,863

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,039,414	$14,150,835	$11,839,414

The accompanying notes are an integral part of these financial statements

ROXSAN PHARMACY, INC.
STATEMENTS OF OPERATIONS

	For the six
	months ended	For the twelve months ended
	June 30, 2015	December 31, 2014	December 31, 2013
	(Unaudited)

Revenue	$17,193,284	$40,773,648	$53,155,726
Cost of sales	10,860,776	18,598,294	18,550,324

Gross profit	6,332,508	22,175,354	34,605,402

Marketing and sales expenses	2,225,967	10,185,086	17,203,291
General and administrative expenses	1,197,069	2,857,901	2,520,590

Operating income	2,909,472	9,132,367	14,881,521

Other income (expenses)
Gain on sale of asset	––	––	92,019
Interest income	4,502	3,733	40,075
Interest expense	(16,161)	(11,203)	(8,564)
Total other income (expenses)	(11,659)	(7,470)	123,530

Net income before extraordinary items	2,897,812	9,124,897	15,005,051

Loss on insurance claims	––	––	(1,018,536

Net income before income tax expense	2,897,812	9,124,897	13,986,516

Income tax expense	(53,346)	(211,016)	(127,639)

Net income	2,844,466	8,913,881	13,858,876

Net income per share, basic and diluted	$28,445	$89,139	$138,589

Weighted average shares, basic and diluted	100	100	100

The accompanying notes are an integral part of these financial statements

ROXSAN PHARMACY
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM JANUARY 1, 2013 TO JUNE 30, 2015

	COMMON STOCK		PAID IN	RETAINED
	SHARES	AMOUNT	CAPITAL	EARNINGS	TOTAL

Balance, January 1, 2013	100	$100	$9,900	$5,913,630	$5,923,630

Net income				13,858,876	13,858,876

Stockholder distributions				(11,962,643)	(11,962,643)

Balance, December 31, 2013	100	100	9,900	7,809,863	7,819,863

Net income				8,913,881	8,913,881

Stockholder distributions				(4,255,225)	(4,255,225)

Balance, December 31, 2014	100	100	9,900	12,468,520	12,478,520

Net income				2,844,466	2,844,466

Stockholder distributions				(966,127)	(966,127)

Balance, June 30, 2015	100	$100	$9,900	$14,346,859	$14,356,859

The accompanying notes are an integral part of these financial statements

ROXSAN PHARMACY, INC.
STATEMENTS OF CASH FLOWS

	For the six
	months ended	For the twelve months ended
	June 30, 2015	December 31, 2014	December 31, 2013
	(Unaudited)
Cash flows from operations:
Net income	$2,844,466	$8,913,881	$13,858,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,956	42,726	30,587
Allowance for doubtful accounts	638,000	228,000	(29,000)
Changes in operating assets and liabilities:
(Increase) in trade and other receivables	(13,550,346)	(278,570)	(583,175)
(Increase) decrease in inventory	––	174,032	(23,036)
(Increase) decrease in prepaid expenses	(6,496)	1,194,410	(847,659)
(Increase) in employee advances	2,986	(4,650)	––
(Increase) decrease in related party receivables	––	1,081,582	(350,387)
Increase (decrease) in other assets	11,250	(11,250)	-
Increase (decrease) in accounts payable and accrued expenses	73,697	(860,091)	1,642,128
Increase (decrease) in insurance claims payable	––	(1,018,536)	1,018,536
Increase (decrease) in unearned revenue	11,761,219	––	––
Decrease in pension contribution payable	––	(194,000)	(430,600)
Net cash provided by operating activities	1,797,732	9,267,534	14,286,270

Cash flows from investing activities:
Purchase of pharmacy equipment	(1,765)	(16,586)	(52,210)
Net cash (used in) investing activities	(1,765)	(16,586)	(52,210)

Cash flows from financing activities:
Proceeds from notes payable	3,586,543	4,082,318	2,159,715
Repayment of notes payable	(2,650,000)	(4,356,927)	(1,878,350)
Stockholder distributions	(966,127)	(4,255,225)	(11,962,643)
Net cash (used in) financing activities	(29,584)	(4,529,834)	(11,681,278)

Net increase (decrease) in cash	1,766,383	4,721,114	2,552,782

Cash - beginning of period	8,041,681	3,320,567	767,785

Cash - end of period	$9,808,064	$8,041,681	$3,320,567

NON-CASH ACTIVITIES	$––	$––	$––

SUPPLEMENTAL INFORMATION
Interest paid	$16,161	$11,203	$8,564
Income taxes paid	$53,346	$211,016	$127,639

The accompanying notes are an integral part of these financial statements

ROXSAN PHARMACY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014 AND 2013

NOTE 1: NATURE OF BUSINESS

RoxSan Pharmacy, Inc. (the “Company”) was incorporated on February 16, 1996 in the state of California. Located in Beverly Hills, California. The Company has the following two business segments: Retail Pharmacy Services and Corporate.

Retail Pharmacy Services (RPS)

The RPS provides a full range of pharmacy services including retail, compounding and fertility medications.

The RPS generates net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. The RPS also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy.

The pharmacy is fully licensed and qualified to conduct business in 39 US States.

Corporate

The Corporate Segment provides management and administrative services to support the Company. The Corporate Segment consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and corporate information technology and finance departments.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

Level 1:

Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:    Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3:      Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of eight months or less when purchased. As at June 30, 2015, December 31, 2014, and December 31, 2013, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The allowance against gross trade receivables reflects the best estimate of probable losses determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Charges to bad debt are based on both historical write-offs and specifically identified receivables.

Inventory

Inventory is stated at the lower of cost or market. Prescription drug inventories are accounted for using the weighted average cost method. Front store inventories in the RPS stores are accounted for on a first-in, first-out basis using the retail inventory method. Physical inventory counts are taken on a regular basis and a continuous cycle count process is the primary procedure used to validate the inventory balances on hand to ensure that the amounts reflected in the accompanying financial statements are properly stated.

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015, December 31, 2014, and December 31, 2013, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The Retail Pharmacy Segment recognizes revenue at the time the customer takes possession of the merchandise. Customer returns are not material. Sales taxes are not included in revenue.

Management has determined that the collection of certain revenues relating to 2015 workers’ compensation insurance claims in the retail value of $11,761,219 at June 30, 2015 cannot be reasonably assured.  As a result, this revenue has been recorded as unearned until such time as collection can be reasonably assured.

Property and Equipment

Property and equipment is comprised of office and computer equipment and software, furniture and fixtures, leasehold improvements, and vehicles, recorded at cost and depreciated using the double declining balance method over the estimated useful lives of 5 to 7 years. Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Application development stage costs for significant internally developed software projects are capitalized and depreciated.

Goodwill and other Indefinitely-lived assets

Goodwill and other indefinitely-lived assets are not amortized, but are subject to impairment reviews annually, or more frequently if necessary.

Impairment of Long-Lived Assets

The Company groups and evaluates fixed and finite-lived intangible assets for impairment at the lowest level at which individual cash flows can be identified, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted and with interest charges). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted and with interest charges).

Income Taxes

The Company has received subchapter S corporation status from the Internal Revenue Service.  As a result, the Company’s net income or losses flow through to the Company’s sole shareholder, who recognizes all income from the Company on a personal tax basis. Estimated tax liabilities are computed solely for the any future state tax consequences.

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	June 30, 2015	December 31, 2014	December 31, 2013
Insurance claims receivable	$17,728,977	$4,253,368	$4,247,761
Customer receivable	396,589	345,955	175,624
Nursing home receivable	47,191	47,191	50,437
Rebates receivable	700,356	676,238	450,783
Total accounts receivable	18,873,113	5,322,752	4,924,606
Less: unearned income	(11,761,219)	––	––
Allowance for doubtful accounts	(962,000)	(324,000)	(96,000)
Accounts receivable, net	$6,149,894	$4,998,752	$4,828,606

As of June 30, 2015, December 31, 2014, and December 31, 2013, respectively, the Company was owed $17,728,977, $4,253,368 and $4,247,761 related to insurance claims submitted, for which payment has not yet received.

The Company maintains house accounts receivable and nursing home receivable for certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.  As of June 30, 2015, December 31, 2014, and December 31, 2013, respectively, $396,589, $345,955 and $175,624, was owed from house accounts receivable, and $47,191, $47,191 and $50,437 was owed from nursing homes.

As of June 30, 2015, the Company was owed $11,761,219 related to workers’ compensation claims, for which collectability cannot be reasonably assured.  As a result, $11,761,219 has been recorded as unearned revenue, to be recognized as earned when received, or when collectability can be reasonably assured.

Allowances for doubtful accounts have been estimated as follows:

		June 30, 2015	December 31, 2014	December 31, 2013
Insurance claims receivable	15%	$895,000	$213,000	$40,000
Customer receivable	5-20%	20,000	69,000	18,000
Nursing home receivable	90-100%	47,000	42,000	38,000
Total allowance		$962,000	$324,000	$96,000

As of June 30, 2015, December 31, 2014, and December 31, 2013, respectively, accounts receivable, net of allowances for doubtful accounts, was $6,149,894, $4,998,752 and $4,828,606.

NOTE 4. S AND LOANS RECEIVABLE

Notes and loans receivable consists of the following:

	June 30, 2015	December 31, 2014	December 31, 2013
Notes receivable	$––	$––	$1,000,000
Loans receivable	––	––	35,000
Sub-total	––	––	1,035,000
Accrued interest	––	––	46,582
Total due from related parties	$––	$––	$1,081,582

On October 2, 2012, the Company loaned Hootan Melamed $450,000, for which a promissory note was issued to the Company.  The promissory note bore interest at a rate of 5% per annum and was payable upon demand. On October 22, 2012, an additional $100,000 was loaned to Mr. Melamed, and the promissory note was modified to increase the principal amount to $550,000. Monthly repayments of $45,833 in principal and $2.834 in interest were made in the form of marketing services, and no further interest accrued on the principal after December 31, 2013. As of December 31, 2014, the note had been paid in full.

On June 10, 2013, the Company loaned Henry Melamed $450,000, for which a promissory note was issued to the Company.  The promissory note bears interest at a rate of 5% per annum and is payable upon demand. As of December 31, 2014, the note had been paid in full.

A cash loan in the amount of $35,000 was made to an affiliate for the purpose of overhead advances.  The loan was interest-free, and payable upon demand.  As of December 31, 2014, the note had been paid in full.

NOTE 5. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2015	December 31, 2014	December 31, 2013
Purchases	$––	$––	$1,099,503
Insurance	14,256	7,761	20,534
Income taxes	––	––	81,536
Repairs	––	––	598
Total prepaid expenses	$14,256	$7,761	$1,202,171

During the eight months ended June 30, 2015, and the years ended December 31, 2014, and 2013, the Company made advance payments for certain purchases, insurance premiums, and other costs which were subsequently expensed in the month in which the expense was incurred. As of June 30, 2015, December 31, 2014, and 2013, respectively, there was $14,256 , $7,761 and $1,202,171 in prepaid expenses.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014	December 31, 2013
Computers and office equipment	$85,917	$84.152	$73,565
Furniture and fixtures	74,595	74,595	74,595
Leasehold improvements	123,121	123,121	123,121
Software	28,335	28,335	22,335
Trucks and automobiles	21,106	21,106	21,106
Sub-total	333,074	331.309	314,722
Accumulated depreciation	(209.833)	(181,570)	(138,844)
Property and equipment, net	$123,241	$149,739	$175,878

Depreciation expense for the eight months ended June 30, 2015, and the years ended December 31, 2014, and 2013 was $28,263, $42,726 and $30,587, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	June 30, 2015	December 31, 2014	December 31, 2013
Trade payables	$1,653,870	$1,628,671	$2,380,352
Accrued payroll	82,483	36,056	100,119
Total	$1,736,353	$1,664,727	$2,480,471

NOTE 8. INSURANCE CLAIMS PAYABLE

During 2013, one of the Company’s affiliated insurance companies conducted an audit of the 2012 and 2013 insurance claims submitted by the Company for payment.  As a result of this audit, it was determined that certain insurance claims totaling $1,018,536 paid to the Company in 2013 were disallowed.  The Company made installment payments of $200,000 each commencing in February 2014, and as of December 31, 2013, the disallowed claim overpayment has been paid in full.

NOTE 9. NOTES AND LOANS PAYABLE

The Company maintained a line of credit for $1,000,000 with Wells Fargo Bank, which is drawn upon periodically for short-term overhead advances.  All principal advances bear interest at a rate of 5% per annum.

	June 30, 2015	December 31, 2014	December 31, 2013
Beginning balance	$6,755	$281,364	$–
Advances	3,586,543	4,082,318	2,159,715
Repayments	(2,650,000)	(4,356,927)	(1,878,351)
Ending balance	$943,298	$6,755	$281,364

During the eight months ended June 30, 2015, and the years ended December 31, 2014, and December 31, 2013, respectively, a total of $16,161, $11,203 and $8,564 in interest was paid.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On May 18, 2013, the Company entered into a Motor Vehicle Lease Agreement with Lexus Financial Services for the lease of a 2013 Lexus RX350 for a Company employee.  The term of the lease is for a period of 36 months, with payments of $545 due monthly until the scheduled maturity date of May 16, 2016.

On September 12, 2013, the Company entered into a Motor Vehicle Lease Agreement with Bentley Financial Services for the lease of a 2014 Bentley Continental for a Company employee.  The term of the lease is for a period of 48 months, with payments of $3,530 due monthly until the scheduled maturity date of September 12, 2017.

On October 15, 2013 the Company entered into a Motor Vehicle Lease Agreement with Audi Beverly Hills the lease of a 2014 Audi A6 for a Company employee.  The term of the lease is for a period of 36 months, with payments of $558 due monthly until the scheduled maturity date of October 15, 2016.

NOTE 11. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 25,000 shares, with a par value of $1 per share.  As of June 30, 2015, December 31, 2014, and December 31, 2013, the Company had 100 shares issued and outstanding.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2015, and has determined that there have been no events that would require disclosure, except:

On August 13, 2015 (the "Closing Date"), the Company and its sole shareholder, Shahla Melamed (the "Seller"), entered into an Agreement to sell 100% of the issued and outstanding shares of the Company's common stock and its assets and inventory to Parallax Health Sciences, Inc. ("Parallax"), a Nevada corporation (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things, Parallax issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20,500,000 (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Principal and interest payments on the Note will be made to the Seller on a quarterly basis beginning with the three-month period ending November 30, 2015, in an amount equal to 1) 75% during the first two (2) years; and 2) 60% during year three (3); of certain Company earnings, defined within the Purchase Agreement as EBITDA.  All remaining principal and/or accrued interest, if any, still owing after three (3) years shall be paid in full to the Seller at Maturity.

As a result of the Acquisition, effective August 13, 2015, the Company became a wholly owned subsidiary of Parallax, and a change in control of the Company occurred.

In connection with the Acquisition, on August 13, 2015, the Company and Parallax entered into an Employment Agreement (the "Employment Agreement") with Shahla Melamed.  Under the Employment Agreement, Mrs. Melamed will provide exclusive consulting services to the Company in the areas of public relations and marketing for a term of four (4) years.  The Employment Agreement includes annual compensation in the amount of $360,000 ("Base"), with annual increases of ten percent (10%) of Base, and a bonus plan contingent upon the Company's sales performance.  In addition, the Employment Agreement provides for customary employee benefits.

*    *    *    *    *

(b)	Pro Forma Financial Information.

The following financial information reflects the unaudited condensed consolidated pro forma income statement of Parallax Health Sciences, Inc. ("Parallax") Parallax for the nine months ended September 30, 2015, as if the Merger had occurred on January 1, 2015, and the unaudited condensed consolidated pro forma income statement of Parallax for the year ended December 31, 2014, as if the Merger had occurred on January 1, 2014.

The pro forma adjustments are preliminary and have been made solely for purposes of developing the pro forma financial information for illustrative purposes necessary to comply with the requirements of the SEC.  The actual results reported in periods following the transactions may differ significantly from that reflected in these pro forma financial statements for a number of reasons, including differences between the assumptions used to prepare these pro forma financial statements and actual amounts and cost savings from operating efficiencies.  In addition, no adjustments have been made to the unaudited pro forma consolidated income statements for non-recurring items related to the transactions.  As a result, the pro forma financial information does not purport to be indicative of what the financial condition or results of operations would have been had the transactions been completed on the applicable dates of this pro forma financial information.  The pro forma financial statements are based upon the historical financial statements of Parallax and do not purport to project future financial condition and results of operations after giving effect to the transactions. The assets, intangibles and liabilities in the unaudited condensed consolidated pro forma balance sheet have been adjusted to fair market value. The fair value of Parallax’s current assets, property and equipment and liabilities are expected to approximate book value on the date of the acquisition given their estimated remaining life at acquisition and their intended use.

PARALLAX HEALTH SCIENCES INC.
CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
As of and for the nine months ended September 30, 2015 **
(unaudited)

				Pro Forma
	Parallax	RoxSan	Pro Forma	Consolidated
	Historical	Consolidation	Adjustments	09/30/2015

Revenue	$––	$25,727,787	$––	$25,727,787
Cost of revenues	––	18,041,515	––	18,041,515

Gross profit	––	7,686,272	––	7,686,272

Sales, marketing, and pharmacy expenses	––	3,003,622	––	3,003,622
General and administrative expenses	439,979	1,983,819	––	2,423,798

Operating loss	(439,979)	2,698,831	––	2,258,852

Other income (expense)	(485,768)	(18,631)	(758,220)[1]	(1,262,619)

Net loss	(925,747)	2,680,200	(758,220)	996,233

Net (loss) per common share - basic and diluted	$(0.01)			$0.01

Weighted average common shares outstanding - basic and diluted	131,678,248			131,678,248

[1] Record additional accrued interest on Note Payable ($20,500,000 x 6% x 273 days = $919,973 - $161,753 = $758,220)

*	As if the transaction took place January 1, 2015

PARALLAX HEALTH SCIENCES INC.
CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
As of and for the year ended December 31, 2014 **
(unaudited)

					Pro Forma
	Parallax	RoxSan	Pro Forma		Consolidated
	Historical	Consolidation	Adjustments		12/31/2014

Revenue	$––	$40,773,648	$––		$40,773,648
Cost of revenues	––	18, 598,294	––		18, 598,294

Gross profit	––	22,175,354	––		22,175,354

Sales, marketing, and pharmacy expenses	––	10,185,086	––		10,185,086
General and administrative expenses	866,645	2,857,901	––		3,724,546

Operating loss	(866,645)	9,132,367	––		8,265,722

Other income (expense)	(246,551)	(7,470)	(919,973	) [1]	(1,173,994)

Net loss	(1,113,196)	9,124,897	(919,973)		7,091,728

Net (loss) per common share - basic and diluted	$(0.01)				$0.05

Weighted average common shares outstanding - basic and diluted	131,678,248				131,678,248

[1]	Record accrued interest on Note Payable ($20,500,000 x 6% = $919,973)

*	As if the transaction took place January 1, 2014

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
10.32	Employment Agreement between Parallax Health Sciences, Inc., RoxSan Pharmacy, and Shahla Melamed dated August 13, 2015	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
23.2	Letter from Seale & Beers, CPA's dated March 31, 2015	Filed with the SEC on March 31, 2015 as part of the Company’s Annual Report on Form 10-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of J. Michael Redmond	Filed herewith.
31.2*	Section 302 Certification of Calli Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of J. Michael Redmond	Filed herewith.
32.2*	Section 906 Certification of Calli Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

18

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

PARALLAX HEALTH SCIENCES, INC.

Dated: October 13, 2016	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director

Dated: October 13, 2016	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer

19