Form 10-Q/A
period 2015-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2016-10-17
CIK 1388410

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

105,566,774 common shares issued and outstanding as of September 30, 2016

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to correct the number of shares outstanding as of the last practicable date, above. No other changes have been made to the Form 10-Q, as originally filed on October 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLAX HEALTH SCIENCES, INC.

Dated: October 14, 2016	/s/ J. Michael Redmond
J. Michael Redmond
President, Chief Executive Officer and Director

Dated: October 14, 2016	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer