Form 10-K
period 2015-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2017-07-27
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes ☐ No ☑

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2015 was $1,367,647, based on a closing price of $0.062 for the Common Stock on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

111,532,620 Common Shares issued and outstanding as of June 15, 2017

PART I

ITEM 1.	BUSINESS

As used in this annual report, the terms "we", "us", "our" and "Parallax" mean Parallax Health Sciences, Inc. (the "Company"), and its wholly-owned subsidiaries, Parallax Diagnostics, Inc. (formerly Endeavor Sciences, Inc.) and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

CORPORATE OVERVIEW

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite M, Santa Monica, California, 90401, with operations at 465 N. Roxbury Drive, Beverly Hills, CA 90210. The Company’s telephone numbers are (310) 899-4442 (Santa Monica) and (310) 273-1644 (Beverly Hills).

The Company’s websites are at www.parallaxhealthsciences.com, www.parallaxdiagnostics.com, www.roxsan.com and www.roxsanfertility.com

The Company is a fully reporting company with its stock traded on the OTC Markets under the symbol “PRLX”.

Corporate History

Formation and Development

The Company was incorporated in the State of Nevada on July 6, 2005.  On November 1, 2012, the Company, formerly Endeavor Power Corporation, and its wholly owned subsidiary Endeavor Holdings, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Parallax Diagnostics, Inc., a Nevada corporation ("Parallax Diagnostics" or "PDI"), whereby Parallax Diagnostics became a wholly owned subsidiary.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (“Parallax”).  (OTC.PRLX).

Parallax Diagnostics was founded in 2010, and holds the right, title, and interest in perpetuity to certain Target System Immunoassay point-of-care diagnostic testing system and related FDA-cleared tests in the area of infectious disease.  Its primary focus was to commercialize the proprietary testing system and test in a worldwide domain.

Parallax Diagnostics is currently pre-revenue, and continues to pursue viable opportunities for the commercialization of its product.  The Company has sought to identify strategies that would make its proposition more valuable and competitive.  To this end, the Company has pursued the creation of patents around its foundational technology, and began developing a novel immune status test targeting the HIV/AIDS and TB markets. Since the inception of Parallax Diagnostics, and the Company has been issued patents on elements of its technology for its testing system.

In 2013, Parallax identified an opportunity to acquire RoxSan Pharmacy, Inc. ("RoxSan"), a California corporation, and began the due diligence process.  The Company's initial interest centered on utilizing the acquisition as a means of accelerating the commercialization of the Parallax Target System and diagnostic platform, as RoxSan had access to a nationwide network of doctors and sales representatives.  During the due diligence process, the Company became aware of the numerous opportunities that RoxSan and its markets represented.

On March 21, 2013, the Company entered into a Letter of Intent with Shahla Melamed, RoxSan's sole Shareholder, to acquire RoxSan. Between 2013 and 2015, four (4) amendments were also executed.

As part of the acquisition, the Company was required to obtain licensure from the State of California, and on July 31, 2015, the Company received notice that its pharmacy and sterile compounding licenses were issued by the California State Board of Pharmacy.

On August 13, 2015 (the "Closing Date"), pursuant to a resolution of the board of directors (the "Board"), the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc. ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder, Shahla Melamed (the “Seller” or "Melamed"), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Principal and interest payments on the Note will be made to the Seller on a quarterly basis beginning with the three-month period ending November 30, 2015, in an amount equal to: 1) 75% during the first two (2) years; and 2) 60% during year three (3); of certain of the Pharmacy's earnings defined within the Purchase Agreement as EBITDA.  All remaining principal and/or accrued interest, if any, still owing after three (3) years shall be paid in full to the Seller at Maturity. The Company is seeking a reduction in the Purchase Price and related promissory note (See Legal Proceedings).

As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly owned subsidiary of the Company. No change in control of the Company occurred as a result of the Acquisition.

In connection with the Acquisition, the Company entered into an Employment Agreement (the "Employment Agreement") with the Seller.  Under the Employment Agreement, Melamed agreed to provide exclusive consulting services to the Company in the areas of public relations and marketing for a term of four (4) years. On March 4, 2016, the Company terminated the Employment Agreement in accordance with paragraph 3.2 Termination for Cause (see "Dispute with Former Owner" below). The termination was the result of, among other things, Melamed's breaches in the Agreement, which were substantiated by an investigation conducted by an employment law firm retained by RoxSan.  Under the terms of the Agreement, no financial obligation resulted in the termination.

On October 15, 2015, Mr. Edward W. Withrow III resigned as chairman and member of the Board.  This resignation did not involve any disagreement with the Company.  Prior to the submission of his resignation, Mr. Withrow asked Mr. David M. Engert, an existing board member, to succeed him as Executive Chairman.  Mr. Engert accepted the position, under the condition that he receive a Consulting Agreement wherein he would receive compensation at a rate of $180,000 per annum in exchange for a part-time commitment.  Pursuant to the Consulting Agreement, Mr. Engert's duties were as follows:

1.

Oversee the governance and function of the Board

2.

Advise on capitalization matters and financing:

a.

Perform or review due diligence on capital source

b.

Introduce the Company to potential strategic partners

c.

Interface with NASDAQ or AMEX executives as part of the Company’s up-listing goals

d.

Develop capitalization materials and interface with the financial community

3.

Advise on Merger & Acquisition (M&A) opportunities:

a.

Assist in the development of acquisition strategies

b.

Interface with outside M&A professionals,

c.

Interface with executives, boards and/or control investors of companies that represent potential targets for acquisition.

In addition, as part of Mr. Engert's Consulting Agreement, the Company was obligated to pay for Mr. Engert's travel to the Company's headquarters in California, as Mr. Engert resides in Arizona.

Over time, management became aware that Mr. Engert, aside from the duties he was retained to perform, began to involve himself with the management, oversight and strategic planning of the business of RoxSan.  This resulted in, among other things, a substantial amount of managerial overlapping and duplication.  As a result, during the first quarter of 2016, the Company's President notified Mr. Engert that, as his services were not physically required at RoxSan, and in an effort to be financially prudent, he would no longer need to travel to the Company's offices.

Management reiterated several times to Mr. Engert the Company's need for the services that he was hired to perform, outside of his role as Executive Chairman.  Mr. Engert stated that he was not inclined to perform the functions around securing capital, investment banking introductions and other services, for various reasons.

During the 4th quarter 2016, members of the Company's management team, members of the Board and Mr. Engert were involved in a disagreement over certain content included in a Consent Resolution presented to the Board for approval (the "Resolution").  Though the content was ultimately removed from the Resolution, Mr. Engert was at odds with the Board over the Resolution's content, as well as the participation and role of the Company’s Majority Shareholders with regards to the Board and its deliberations.

On December 29, 2016, in accordance with the Company's by-laws, a meeting of shareholders representing over fifty percent (50%) of the Company's issued and outstanding shares, was held, wherein a vote was taken to elect and re-elect the Company's Board members. During this meeting, Mr. Engert was not re-elected.

As a result of the disagreement with Mr. Engert, he has filed a lawsuit in Arizona claiming, among other issues, monies owed to him under his Consulting Agreement for being terminated without cause.  The Company is in disagreement with the position and claims made by Mr. Engert, and as such have notified Mr. Engert that the Company intends to vigorously defend its position. Management believes a good faith attempt at resolving this matter outside of the courthouse is in the best interest of the Company and its shareholders.

During the shareholders meeting held on December 29, 2016, Mr. John L. Ogden and Ms. Calli R. Bucci were elected to serve as members of the Company's board of directors.  On April 6, 2017, the Board elected Mr. Joseph M. Redmond as Chairman, to serve until the Company’s next meeting, in accordance with the Company's bylaws, or a resignation is duly tendered.

Effective July 7, 2017, the Board of the Company has caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement dated August 1, 2015, Mr. Redmond resigned from the Board of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiary, RoxSan Pharmacy, Inc.

In connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the "Agreement") with Mr. Arena dated July 7, 2017, wherein Mr. Arena’s will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of Three Hundred Fifty Thousand Dollars ($350,000) per annum in year one, of which 30% shall be deferred until certain funding goals are met; Four Hundred Twenty Five Thousand dollars ($425,000) in year two; and Five Hundred Fifty Thousand ($550,000) in year three.

Pursuant to the Agreement, Mr. Arena shall also be entitled to twice (2x) the base salary in any given year the Company's EBITDA reaches or exceeds the following: a) $1,000,000 generated by any individual division of the Company the first twelve month period following the date of the Agreement; b) $3,000,000 on a consolidated basis the second twelve month period; and c) $5,000,000 on a consolidated basis the third twelve month period. In the event the Company has not reached certain earnings/profits goals, Mr. Arena's base salary shall remain at the rate of Three Hundred Fifty Thousand Dollars ($350,000) per annum, or previous year, as the case may be, until the earnings/profits goals have been reached.

In connection with the Agreement, the Company has agreed to cause the issuance of ten million (10,000,000) shares of restricted common stock to Mr. Arena, of which 25% vests immediately upon execution of the Agreement; 25% vests one year from the date of the Agreement; 25% vests after two years from the date of the Agreement; and 25% vests when certain funding goals have been met.

Also, in connection with the Agreement, Mr. Arena shall be granted five million (5,000,000) stock options at an exercise price of twenty five cents ($0.25) per share.  The options are for a period of five years, and vest as follows: a) 25% immediately upon execution of the Agreement; b) 25% when the Company's stock trades above forty cents ($0.40) per share for a period of thirty (30) days; c) 25% when the Company's stock trades above seventy-five cents ($0.75) per share for a period of sixty (60) days; and d) 25% when the Company's stock trades at over one dollar ($1.00) per share for a period of ninety (90) days.

Dispute with Former Owner of Pharmacy

Shortly after the Closing, the Company's management and Melamed clashed over control of the RoxSan Pharmacy business operations and bank accounts.  Faced with Melamed continuing to materially interfere with the Pharmacy’s operations to the detriment of its business, the Company retained the services of an employment law firm to investigate Melamed's actions, and provide a report to the Company’s Board (the "Report").  The Company also placed Melamed on a paid leave of absence because of her actions. The Board, after reviewing the findings in the Report, found substantive cause for Melamed's termination, and immediately sent Melamed written notification of the Company's intent to dismiss her for cause.  Under the Employment Agreement, Melamed was provided with a thirty (30) day cure period.  However, the Company received no response of intent to cure from Melamed or her counsel, and no evidence of a cure was provided to the Company.   As a result, the Board authorized Melamed's termination for cause on March 3, 2016, and on March 6, 2016, Melamed was formally terminated in writing.

In the course of management’s operation of the RoxSan Pharmacy, and adherence to Financial Accounting Standards Board revenue recognition policies, management became concerned with the absence of the claim processing for over $16 million of pre-Close Workers Compensation prescription revenues, which Melamed represented to the Company prior to Closing as being the vast majority of the high margin compound revenue. In addition to the $16 million in pre-Close claims, the Pharmacy generated over $8 million after the change in ownership, until the CFO alerted management of a serious and dramatic change in the receivables collection timetable, the underpinning cash flow processes, and the potential illegitimacy of the Workers Compensation revenues. Further, the CFO was uncomfortable with recognizing the revenue as it was presented by Melamed's financial records, and, in the absence of any reasonable assurance of collectability of the Workers Compensation revenues, the Company established an allowance for doubtful receivables for the $8 million in post-Close claims for which collectability was highly unlikely.

The Company retained the services of a forensic Workers Compensation fraud specialist to determine the legitimacy of the pre-Close Workers Compensation revenues and related insurance claims.   As a result of this forensic review, it was determined that these claims were essentially valueless.  As a result of these findings and undisclosed changes to the cash flow and quality of earnings that represented a majority of the revenue of the Pharmacy, the Company’s Board deemed it necessary to demand a reduction in the terms of the Sale and Purchase Agreement to more accurately reflect the true valuation of the Company.  This was met with resistance on the part of the Seller.

Shortly thereafter, in October 2015, Melamed, initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125705 (the “Matter”).  In the Matter, action No. SC124873, Melamed sought rescission of the August 13, 2015 Purchase Agreement. Rescission was sought on the basis that, allegedly, in order to acquire the Pharmacy, the Company and its principals had allegedly defrauded Melamed, there had allegedly been a complete failure of consideration, and a unilateral mistake was allegedly made on the part of Melamed.

On March 17, 2017, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

The Company has likewise initiated legal action against Melamed and filed an action in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, et al. v. Shahla Melamed, et al., case number SC 124898.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business.

Subsequently filed pleadings by the Company and RoxSan in case number SC 124873 allege, among other things, that Melamed misrepresented the true earnings and source of income for the pharmacy business and had engaged in a fraudulent and illegal scheme to ship medications to states where her pharmacy was not licensed prior to the sale of the Pharmacy.

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.

All three (3) legal matters are currently pending.

Description of Business

The Company’s principal focus is on personalized patient care through the Company’s Pharmacy, RoxSan, and eventually through the diagnostic testing platform capable of diagnosing and monitoring several health issues.  Through the Company’s wholly owned subsidiary Parallax Diagnostics Inc., the Company holds the right, title, and interest in perpetuity to certain point-of-care diagnostic tests.

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

The Pharmacy is fully licensed and qualified to conduct business in over 40 US States.

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

Management

Parallax is led by experienced veterans from the healthcare, technology, finance and management fields.  The Company's disciplined and organized approach is balanced by its optimism for the future, and the opportunities present in the current healthcare market. The Parallax team is grounded in a belief that success in business is built on a combination of research, planning and execution.

The Parallax Business Model

In 60 years, healthcare has transitioned from a direct relationship between doctor and patient, to one that has patients separated from their doctors by the introduction of a huge number of stakeholders, ranging from health insurers, employers, pharmacy benefit managers, imaging, diagnostic testing, lawyers, specialists and a plethora of others.  The patient and healthcare provider both want the same thing: information, quality of service, transparency, value for their hard-earned dollars, and more time in their day.

Parallax believes that its products and services can provide solutions that mitigate rising costs, reduce waste in spending through transparency, reduce the amount of unnecessary services, and increase the health and wellness of patients before they are sick.

Parallax has developed, acquired and licensed multiple proprietary and exclusive platforms, that provide services and products, across the healthcare continuum.  These platforms are designed to allow for multiple points of reciprocal consideration, through innovative business models, that provide patients with increased quality of services and products, at reduced cost of time and money.  They also provide healthcare providers with increased access to their patients, the ability to deliver better and more efficient service and increase their income from the services they supply.

Though Parallax’s multiple operations are focused in separate vertical markets, Parallax has designed its business model to allow for cross-pollination and reciprocal transfer of value at multiple points in their respective economic food chains.

The Company's business operations currently generate revenue from its compounding, retail and fertility business, and through multiple economic models ranging from cash payment to insurance reimbursement to rebates from pharmaceutical companies.

Products and Services

The Company's products and services range from compound pharmaceutical drugs and infertility medications to retail drugs.

To date, the primary compound products have been transdermal pain medications, which are made up of several different formulas.  The pharmacy also sells non-compounded single ingredient transdermal pain medications.

Business Structure

Parallax operates two divisions, ranging from Parallax Diagnostics, the Company's pre-revenue, point-of-care diagnostics company, to a 61-year-old compound pharmacy, generating millions of dollars in annual revenue and operational in over 40 states in the US., that target markets in:

Pharmaceuticals	RoxSan Pharmacy, Inc.
Medical Diagnostics	Parallax Diagnostics, Inc.

Each of Parallax's divisions targets a separate vertical market that is synergistic and complement each other and the Company's value proposition. Designed operational cross-over affords Parallax the ability to use built in economies of scale across multiple operating platforms.

The Cross-Over and Cross-Pollination Model

As an example of the Company's cross-over and cross-pollination model, the nationwide sales infrastructure supporting RoxSan, can be utilized by Parallax’s Point-of-care Diagnostic system.

•

RoxSan Pharmacy, the compound and retail pharmacy, sells its drugs to doctors in over 40 US states, approximately 3,500 doctors in its client data base, both active and non-active; and

•

Parallax Diagnostics, the point-of-care testing and diagnostics division, will be able to sell their testing platforms and tests to the RoxSan doctors for use with their patients.

At Parallax, management continually strives to identify solutions to the challenges facing the current healthcare system.  Parallax is committed to delivering the highest quality products and services to patients, payers, healthcare insurers and stakeholders that are accessible and reasonable, built upon sound business models and economics that are designed to provide for sustainable growth and increased value to the Company's shareholders.

The Company's business strategy is to expand through organic growth, selective synergistic acquisition, and develop, license and or acquire, quality products and or services that complement the Parallax Mission.

The Company believes that the current healthcare system is built on unsustainable models and significant challenges for all the stakeholders in the healthcare system. The Company strives to identify products, services and technologies that deliver solutions that fill a void in the current market for high quality high efficacy products and services delivered at reasonable and rational prices.

The Company's business model is built on identifying opportunities represented by one market vertical that provides for a separate vertical to utilize one or more of its core operations.

ROXSAN PHARMACY, INC.

COMPOUND and RETAIL PHARMACY SERVICES

Overview

RoxSan Pharmacy, Inc. ("RoxSan”), was incorporated on February 16, 1996, in the state of California, and is located in Beverly Hills, California. Prior to its incorporation in 1996, RoxSan was a privately-owned company providing pharmacy services since the early 1960s.

RoxSan is the oldest continuingly operated pharmacy in Beverly Hills and is a well-known commodity to the residents, and:

•

provides Retail Pharmacy, Compound Pharmacy, Infertility, Wellness, Anti-Aging and Sexual Health products and services.

•

has continually operated at same location for 61 years.

•

is located in prime downtown Beverly Hills, CA location.

•

has a staff of 22 employees, including 4 pharmacist, 3 certified compounding technicians and 2 certified fertility technicians.

Retail Pharmacy Services (RPS)

The RPS provides a full range of pharmacy services including retail, compounding and fertility medications.

The RPS generates net revenues primarily by dispensing prescription drugs, through local channels by direct delivery as well as mail order. The RPS also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty and cosmetic products, seasonal merchandise and convenience foods.

The pharmacy is fully licensed and qualified to conduct business in over 40 US States.

Corporate

The Corporate Segment provides management and administrative services to support the pharmacy. The Corporate Segment consists of certain aspects of the pharmacy’s executive management, corporate relations, legal, compliance, human resources, and corporate information technology and finance departments.

Operational Structure and New Business Units

Management developed a system of operations that focused on differentiating unique business markets for RoxSan services and developed additional areas of focus.  Currently, RoxSan operates four distinct business units comprised of:

• RoxSan Compound Pharmacy (“Compounding”)	• RoxSan Anti-Aging (“RoxSan Anti-Aging”)
• RoxSan Fertility Group (“RoxSan Fertility”)	• RoxSan Retail Pharmacy (“RoxSan Retail”)

Shortly after RoxSan's acquisition in August 2015, management determined that there were several areas that required immediate attention.

Pharmacy Compliance

Management created the position of Director of Compliance at RoxSan and put a senior pharmacist as the Director.  Management developed a strategic plan covering its Regulatory Compliance goals.  The first goal was to create foundational standard operating procedures in the filling, processing, and shipping of prescriptions.

Under this program an audit report ("Audit Report") was discovered that was previously discarded by the prior ownership as having “no relevance” as to the results of the findings in that audit. This audit was part of a due diligence requirement imposed by the Company upon the prior owner before the acquisition, which was to have a third-party organization verify that the pharmacy was operating within compliance of state regulatory demands. The Audit Report dated prior to the acquisition, which was discovered in abandoned files, indicated that several areas of operation of the pharmacy were in violation of the most fundamental compliance rules, and strict warnings as to the consequences of what would happen to the pharmacy’s licenses if these areas were not immediately corrected. The Seller did not provide this “material” information while in due diligence prior to the acquisition. All areas recommended in the Audit Report to be corrected, were in fact implemented by the current ownership.

State Pharmacy Licenses

The former owner had developed a well-documented contentious relationship with the California Board of Pharmacy as well as a number of other states in which the previous owner was accused of regulatory violations.  There were states that had suspended RoxSan’s Licenses under the prior ownership to operate in their state.  The new management began an aggressive program in each state, to appeal to the State Pharmacy Boards to reinstate the licenses. It became apparent that many individual members on several state Boards of Pharmacy, including the California Board of Pharmacy, the Nevada Board of Pharmacy and the Arizona Board of Pharmacy, had an extremely negative perception of the former owner. With the new management entering into the picture, the negative perception became extremely positive toward RoxSan’s new ownership, and its new Compliance Program.  Thus far, RoxSan has obtained pharmacy licenses in over 40 US states, and is seeking to obtain licensing in the remaining states.

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

Market Opportunities

Compounding Industry

What is a Compound Pharmacy?

Pharmacy compounding is the art and science of preparing personalized medications for patients. Compounded medications are made based on a practitioner’s prescription in which individual ingredients are mixed together in the exact strength and dosage form required by the patient. This method allows the compounding pharmacist to work with the patient and the prescriber to customize a medication to meet the patient’s specific needs.

At one time, nearly all prescriptions were compounded. With the advent of mass drug manufacturing in the 1950s and 1960s, compounding rapidly declined. The pharmacist’s role as a preparer of medications quickly changed to that of a dispenser of manufactured dosage forms, and most pharmacists no longer were trained to compound medications. However, the “one-size-fits-all” nature of many mass-produced medications meant that some patients’ needs were not being met.

Fortunately, compounding has experienced a resurgence as modern technology and innovative techniques and research have allowed more pharmacists to customize medications to meet specific patient needs.

The primary activities of this industry are:	The major products and services in this industry are:

• Preparing alternate dosage forms of medication	• Currently unavailable pharmaceutical manufacturing
• Preparing alternate strengths of medication	• Pharmaceutical application alteration
• Preparing flavored medication	• Pharmaceutical dosage alteration
• Preparing medication for patients with allergies or other sensitivities.	• Pharmaceutical ingredient alteration

There are no major players in the industry.  No single pharmacy holds more than 5% of the market share, offering an opportunity for consolidation, which management has continued to explore as a potential strategy to compliment and secure growth.

Despite the Compounding Pharmacies industry experiencing negative media attention due to contaminated compounded prescriptions, it has still proved to be indispensable. For example, compounded medications can address patients’ noncompliance with their medication due to offering tastes, routes of administration and dosages that were not otherwise commercially available. Moreover, the burgeoning elderly population has stimulated demand for prescriptions, including compounded medications that were customized to address a patient’s needs. However, from October to September 2012, the Food and Drug Administration (FDA) inspected about 150 compounding pharmacies, with 90.0% of facilities inspected having problems. As a result, some industry operators have exited the industry altogether or have contended with costs related to complying with FDA standards.

Nevertheless, the industry has benefited from pharmaceutical manufacturers having drug shortages, enabling the industry to access raw materials and supply medication orders to patients and hospitals. As group purchasing organizations (GPOs), which secure supplies for healthcare providers, control about 72.0% of purchases made by hospitals, according to the Healthcare Supply Chain Association, drug shortages have occurred. Due to GPOs using their market share as leverage to secure low-cost contracts with pharmaceutical manufacturers, some drug makers did not have the incentive to manufacture and stock essential drugs. As a result, industry revenue is expected to grow at an annualized rate of 2.4% to $5.6 billion during the five years to 2015, including 7.3% growth in 2015. This growth has been driven by the number of active drug shortages increasing from 328 in 2010 to 361 in 2013, according to the latest data available from the United States Government Accountability Office. Profit is anticipated to rise from 25.7% of industry revenue in 2010 to 26.5% in 2015, due to the prescription shortage and lack of substitutes for industry products enabling the industry to garner higher prices.

During the five years to 2020, industry revenue is forecast to grow at an annualized rate of 2.6% to $6.4 billion. As the number of physician visits is expected to rise, more individuals will likely be prescribed medications, which may stimulate demand for compounded pharmaceuticals. Overall, the size of this growth will be contingent on how many patients require medications with alternative dosages and strengths.

Key External Drivers

•

Number of pets (cats and dogs)

•

Number of physician visits

•

Regulation

•

Per capita disposable income

•

Number of adults aged 65 and older

Number of Pets (Cats and Dogs)

In addition to developing drug compounds for humans, compounding pharmacies also create specialized drugs compounded for animals. As the number of pets increases, demand for compounding pharmacies rises, as many pet owners will purchase compounded medications to increase animal compliance with flavoring and alternative routes of administration. The number of pets is expected to increase in 2015.

Number of Physician Visits

Consumers who visit doctors more frequently tend to receive more prescriptions and, in turn, purchase more medications. Therefore, patients may require compounded prescriptions to access drug strengths and forms that are not commercially available. The number of physician visits is expected to increase in 2015.

Regulation

The Food and Drug Administration (FDA) is encouraging large-scale operators to register with the FDA and is increasing federal regulations. As healthcare providers are increasingly purchasing compounded medications from FDA-registered and regulated facilities, many operators will choose to comply with regulations to bolster revenue volumes. Regulation is expected to increase in 2015, which represents a potential threat to the industry.

Per Capita Disposable Income

Per capita disposable income determines consumers’ ability to purchase this industry’s products. While prescription products can be essential for health and therefore less susceptible to changes in consumer discretionary spending, some of the industry’s offerings, such as medicine flavorings, are subject to changes in disposable income. An increase in disposable income will boost demand for compounding pharmacies. Per capita disposable income is expected to increase in 2015.

Number of Adults Aged 65 And Older

As the population ages, demand for various pharmaceutical products increases. Adults aged 65 and older are more likely to have chronic illnesses than younger demographics, which stimulates demand for prescriptions. Additionally, elderly individuals may require compounded prescriptions to have personalized dosage forms, flavors or medications that comply with their allergies. The number of adults aged 65 and over is expected to increase in 2015, representing a potential opportunity for the industry.

Current Industry Performance

Recently, significant changes have been made in the Compound Pharmacy industry that have made a detrimental impact on the industry, and have changed the RoxSan product mix permanently from its original growth patterns during 2012 through 2014. The huge growth in the industry during these years, especially in transdermal pain creams, has been reduced in size by as much as 90%.  The decline is not driven by a lack of demand, as compounding has become an alternative to traditional medications in a major way.  The swift decline has been the result of an oversaturation within the industry, and the reaction to the sudden growth by insurance companies and Pharmacy Benefit Management (“PBM”) companies.

At the height of the compound industry growth, topical pain medications had grown astronomically, and in the 3rd Quarter of 2014, the industry reached a tipping point whereby Express Scripts announced that certain ingredients contained in popular compound medications would no longer be covered by their policies.  In 2015, most large payers and their PBM’s have stopped reimbursing the compounded topical pain creams.

The Company's pharmacist and senior management agree that the pricing of these compounded drugs was too high and have made attempts to obtain “fix price agreements” with the PBM’s and insurers.  The Company believes, however, that there is still a great opportunity to develop the topical cream pain business, as it is one of the strongest alternatives to opioid usage, which appears to be the default alternative when a patient is faced with not having the pain creams available to them.

In 2015 there were over 5,500 compounding pharmacies in the US that were estimated to generate over $5.5 billion of revenue and $1.5 billion in profits. Compounding has historically been very profitable, with high gross margins on product sales.

Compound Industry Trends

The Compound Industry information that follows was taken from the IBIS World Industry Report OD5706 Compounding Pharmacies in the US, dated January 2015 by Sarah Turk at https://truenaturepharma.com/wp-content/uploads/2016/01/Compounding-Pharmacies-Industry-Report.pdf.  The Company encourages all interested parties to read it closely.

During the past five years, the Compounding Pharmacies industry has exhibited growth, thanks to an increase in the number of dispensed prescriptions. As the burgeoning elderly population has dealt with a number of chronic illnesses that require medication, demand for compounded pharmaceuticals has risen. For example, patients have used compounded prescriptions to access medications in alternative dosages, routes of administration, ingredients (due to patient allergies) and flavorings than drugs that were commercially available. Moreover, the shortage or termination of prescriptions from drug manufacturers’ product portfolio has stimulated demand for compounded prescriptions.

In the five years to 2015, industry revenue is anticipated to increase at an annualized rate of 2.4% to $5.6 billion, including 7.3% growth in 2015, due to a rise in the number of prescription shortages. For example, according to data from the United States Government Accountability Office, the number of active drug shortages has increased from 328 in 2010 to 361 in 2013 (latest data available), which has benefited some compounding pharmacies because they were able to supply drugs to hospitals and patients that may have otherwise come from another source. Profit is expected to increase from 25.7% of industry revenue in 2010 to 26.5% in 2015, due to the prescription shortage enabling operators to mark up industry product prices.

Pharmaceutical Awareness: Rising Healthcare Awareness and Spending on Pharmaceuticals Benefits Industry

During the past five years, many Americans have purchased pharmaceuticals to treat their health ailments. According to the Pharmaceutical Research and Manufacturers of America (PhRMA), about 3.6 billion prescriptions are dispensed in the United States each year. The US Pharmacopeia Convention estimates that 30.0 million to 40.0 million of those prescriptions are compounded medications. Over the past five years, numerous trends have increased patient utilization rates of compounded medications. For example, rising healthcare awareness and growth in the number of overall physician visits have bolstered demand for prescriptions and provided a boon to the industry. Moreover, as more patients addressed their allergies to certain drugs and their medication preferences, such as medication that have a different dosage strength, route of administration or flavoring than drugs that were commercially available, demand for compounded medications has increased.

A relative lack of regulation has had mixed effects on the industry. For instance, pharmaceutical manufacturers contend with high costs from generating brand awareness and complying with FDA regulations, which incites manufacturers to limit their product portfolio. While many compounding pharmacies opted for regulation to achieve credibility for their compounding process, such as accreditation with the Pharmacy Compounding Accreditation Board to ensure quality and sterility in their compounding facilities, only 163 pharmacies in the United States were accredited in 2013 (latest data available). As a result, costs for complying with regulation are relatively low when compared with pharmaceutical manufacturers. This has enabled compounding pharmacies to address drug shortages with few financial barriers.

As the number of prescription drug shortages grew, compounding pharmacies were able to help alleviate these shortages by having access to raw materials and downstream markets, such as patients and hospitals. For example, according to the Congressional Research Service’s (CRS) Compounded Drugs report, 62.0% of hospitals outsourced compounded drugs due to drug shortages, to ensure drug stability (69.0%) and to extend drug shelf life (62.0%).

However, drug shortages have been particularly prominent among sterile injectable generic drugs, which are difficult to compound safely. Compounding pharmacies have recalled some products, due to not meeting the FDA’s standards. This trend has further exacerbated the drug shortage. For example, according to data from the CRS, 48.1% of hospitals reported that a shortage of compounded sterile products would have a significant impact on patient care, whereas 16.6% and 11.5% of hospitals reported that it would result in either an inconvenience or a major disruption to patient care, respectively.

Booming Opportunity: As the Growing Elderly Population Requires More Prescriptions, Demand for the Industry Increased

The burgeoning elderly population has provided a boom for the compounding industry. The number of adults aged 65 and older is expected to grow at an annualized rate of 3.4% during the five years to 2015. More elderly patients have visited their physician, which has stimulated demand for prescriptions. Because the burgeoning elderly population has required more prescriptions to address their numerous chronic illnesses, demand for compounded pharmaceuticals has grown. For example, as the number of stroke patients rose, so did the prevalence of dysphagia, or a patient’s inability to swallow. As a result of this trend, demand for compounded medications with alternative routes of administration increased.

Additionally, the industry also provides compounded medications for pets. The number of pet owners is expected to grow at an annualized rate of 2.3% during the five years to 2015. Because of this growth, more pet owners will be required to obtain compounded drugs to increase their pet’s compliance with medications. For example, pet owners may demand compounded drugs to cater to their pets’ individualized needs, such as allergies and complications with the drug’s route of administration.

Industry Outlook

During the next five years, the Compounding Pharmacies industry is expected to benefit from more pharmacies addressing negative media attention from contaminated drugs by registering with the FDA. Moreover, as the elderly population will continue to require a high volume of prescriptions, demand for compounded drugs will increase because some patients will require medications with alterative dosages and strengths that are not commercially available.

Furthermore, as prescription drug shortages continue to occur, which may be partly attributable to the termination of drugs by pharmaceutical manufacturers, patients will need compounded medications to address their health ailments and supply their prescriptions. During the five years to 2020, industry revenue is forecast to grow at an annualized rate of 2.6% to $6.4 billion, which can be attributed to need-based demand for industry products and the lack of a viable substitute. Profit is expected to slightly rise from 26.5% of industry revenue in 2015 to 27.1% in 2020, due to high sales volumes offsetting costs related to complying with regulations.

Rising Incomes and Aging Americans

Consumers’ per capita disposable income is linked to demand for compounded pharmaceuticals. For example, many pharmacy benefit managers (PBMs), which are responsible for processing and paying prescription drug claims, have increasingly limited their coverage of compounded drugs. In 2014, Express Scripts, a major PBM, announced that it would no longer cover about 1,000 active ingredients used by compounding pharmacies. As many PBMs attempt to cut costs in response to the rising cost of prescription drugs, they may lower their coverage of compounded drugs. In particular, in 2012, the National Council on Prescription Drug Programs permitted compounding pharmacies to bill for all ingredients used in the compounded drug, rather than for the most expensive ingredient.

Moreover, although compounded drugs make up a small share of total pharmaceuticals, the cost of compounded drugs made with bulk drug substances, such as baclofen (a muscle relaxer) and gabapentin (an anticonvulsant), is rising. In response, PBMs may exclude coverage of industry products. Overall, consumers’ per capita disposable income will be a key driver for compounded drugs because many customers will have to pay for industry products out of pocket. In addition, the burgeoning elderly population will provide opportunities for the industry. For example, pharmaceutical manufacturers may produce a drug that does not have the appropriate dosage for elderly individuals, which stimulates demand for compounded medications. Age-related changes, such as medication absorption, distribution, metabolism and excretion, may cause a patient to require compounded prescriptions, bolstering industry revenue.

Drug Shortages

Additionally, drug shortages will bolster demand for compounding pharmacies. In 2014 (latest data available), the United States Government Accountability Office (GAO) reported that there was a shortage of about 361 active drugs, which is expected to continue an upward trend over the five-year period. Many drugs included in the shortage were generic sterile injectable drugs. Typically, drug shortages have involved cancer drugs, anesthetics for patients undergoing surgery and electrolytes for patients with intravenous fluids. Consequently, compounding pharmacists that can efficiently manufacture drugs in a sterile environment during a shortage will likely develop favorable supply-side contracts with healthcare providers. Many compounding pharmacies have access to raw materials and can increase their production quickly during a shortage. However, the regulatory landscape will likely become more stringent. More compounding pharmacies have opted to register with the FDA through the Drug Quality and Security Act, giving compounding pharmacies the oversight necessary to develop confidence among healthcare providers and patients. In January 2014 (latest data available), 11 compounding pharmacies have elected to adhere to current good manufacturing standards and FDA inspections, which will likely increase over the five-year period. In particular, sterile compounding facilities, which manufacture drugs that are at high risk for contamination, are expected to increasingly adhere to FDA regulations. With FDA inspections, compounding pharmacies are considered outsourcing facilities, which enables industry operators to provide industry services in bulk to hospitals and physicians when individual prescriptions are not required.

Industry Life Cycle: The industry is growing

Industry value added (IVA), which measures an industry’s contribution to the overall economy, is expected to grow at an annualized rate of 3.2% during the 10 years to 2020. Comparatively, GDP is anticipated to increase at an average annual rate of 2.5% during the ten-year period. While contaminated compounded medications have gained negative media attention, drug shortages have still bolstered demand for compounded prescriptions. As consumers continue to require compounded prescriptions to address allergies, provide alternative routes of drug administration as well as dosages or strengths that were not commercially available, the industry will experience stable need-based demand.

While industry operators will increasingly contend with regulation, registering with the FDA will allow compounding pharmacies to be considered outsourcing facilities, which will enable industry operators to supply hospitals with compounded medications in bulk. As the elderly population requires more medications to address their chronic illnesses, demand for compounded prescriptions will also grow, as operators individually tailor prescriptions to meet a patient’s dosage or route of administration needs. As consumers become more aware of their health, more individuals will be willing to incur out-of-pocket costs for compounded prescriptions, which benefits the industry.

Demand Determinants

The main drivers affecting demand for compounding pharmacies are consumer incomes and the population’s health. Only 1.0% to 2.0% of consumers suffer from allergies or other conditions that require specialized drugs from compounding pharmacies. In general, these consumers can take the unaltered pharmaceutical, but they use compounding pharmacies to manufacture pharmaceuticals that are easier to take, by altering the flavor or application method. This kind of demand is somewhat sensitive to changes in per capita disposable income; as consumer per capita disposable income declines, more consumers will purchase the standardized manufactured pharmaceutical if it is more affordable. Additionally, health insurance companies do not always reimburse consumers who use compounding pharmacies, which constrains demand for compounded prescriptions when consumers cannot incur high out-of-pocket healthcare costs.

However, most customers of compounding pharmacies require their services regardless of the cost. Demand from these customers moves with the general health of the population. The United States population is aging, with more individuals suffering from numerous chronic illnesses, which stimulates demand for compounded medications.

While many individuals require individually tailored compounded medications, age demographics that are typically noncompliant with medications (individuals aged 18 and younger) and elderly individuals with a plethora of chronic illnesses are the main consumers of compounding pharmacies. For example, younger individuals, under the age of 19, are more likely to require medications with alternative applications, due to not being able to take their medication in pill form or due to preferences for particular flavors. Comparatively, elderly individuals comprise a larger market share due to their numerous health ailments, which increases demand for prescriptions.

Individuals aged 18 and younger

Consumers aged 18 and younger also represent a disproportionately large part of industry revenue, accounting for about 15.0% of total revenue in 2015. Aside from the elderly, young children are most likely to have allergies to pharmaceutical compounds, as well as require a special dosage and application method to increase their compliance with medications. During the next five years, demand for compounded medications from this market segment will increase, as more stringent FDA regulations incite more parents to purchase compounded medications for their children.

Individuals aged 19 to 64

The adult population, aged 19 to 64, makes up 55.0% of industry revenue in 2015. During the past five years, this market segment exhibited stable need-based demand, as many individuals required compounded medications with a specific dye due to allergies or gluten-free ingredients for dietary requirements. Furthermore, this demographic demanded compounded drugs due to their low-cost prices, relative to brand-name pharmaceuticals, and accessibility during drug shortages.

Individuals aged 65 and older

According to the US Department of Health and Human Services, consumers aged 65 and over are estimated to account for about 30.0% of pharmaceutical expenditures, indicating that the senior population is one of the primary markets for compounding pharmacies. This age group has a relatively high drug-prescribing pattern, which is due to the number of chronic diseases and disorders and the limited number of non-drug alternatives. The aging baby boomer population has been a key factor of sustained growth in the Compounding Pharmacies industry. As the average age of the US population continues to increase, the volume of drugs prescribed by doctors continues to rise.

Competitive Landscape

Market share concentration: Concentration is very low

The Compounding Pharmacies industry exhibits a low market share concentration, with no firm accounting for 5.0% of total revenue in 2015. Unlike pharmaceutical companies that mass produce medications, compounding pharmacists individually tailor prescriptions to meet specific patient needs, which limits the industry’s ability to benefit from cost synergies from economies of scale.

Profit

In 2015, the Compounding Pharmacies industry is expected to generate a robust profit margin (measured as earnings before interest and taxes), accounting for 26.5% of total industry revenue. While profit margins are high for the pharmaceutical sector as a whole, industry operators typically have higher margins, which can be attributed to the industry offering a specialized service with no direct substitutes. However, profit margins vary according to industry operators’ product portfolio and clientele.

For example, compounding pharmacies that utilize a variety of ingredients and dosage forms for more patient clinical conditions, or have upgraded facilities for compounding medications, typically have higher profit margins. Furthermore, industry operators that develop contracts with physicians, hospitals and medical clinics will have higher profit margins, compared with compounding pharmacies that work directly with patients on an individual basis. In particular, pharmacies that provide prescriptions during a long-term shortage of critical medications will have high profit margins until the pharmaceutical supply is revived.

Basis of Competition

Firms in the Compounding Pharmacies industry face moderate competition. Competition within the industry stems only from other regionally located firms, due to the industry providing services that lack substitutes. While operators compete on the basis of price, the industry will increasingly generate clientele on the basis of reputation. For example, while the industry is becoming more exposed to regulation, the industry is still experiencing negative media attention from patient deaths and illnesses related to contaminated compounded medications. As a result, industry operators that can generate positive word-of-mouth for compounded medications that are manufactured in sterile environments will likely have a large customer following. Industry operators that develop safe compounded medications that are known for their efficacy will generate high sales volumes. Furthermore, more operators will move toward opting to register with Pharmacy Compounding Accreditation Board and the US Food and Drug Administration’s current good manufacturing practices to meet standards for quality in the compounding process.

Compounding pharmacies that are prone to regulation will have an advantage over nonregulated industry operators, which will benefit regulated compounding pharmacies in securing favorable contracts with local physicians, hospitals and medical clinics. Additionally, compounding pharmacies will compete to respond to address shortages of manufactured medications for critical conditions or illnesses, which will benefit operators that have the large compounding facilities and access to raw drug ingredients necessary to manufacture drugs during a shortage. Operators also compete to develop networks with physicians and the healthcare sector, which will benefit operators when patients are referred to compounding pharmacies for specialized medications that are compatible with their allergies, medication strength or other customized prescription needs. Moreover, industry operators also compete to develop networks with downstream industries, such as veterinarians, to be referred when a pet owner requires a compounded prescription for their pet.

Barrier to entry

New entrants to the Compounding Pharmacies industry face moderate barriers to entry. The largest barrier to entry for potential industry entrants includes hiring a specialized work force, which is typically comprised of lab technicians and a pharmacist. Employees must be trained in how to handle and manufacture pharmaceutical products, and firms face competition in hiring employees from traditional pharmaceutical manufacturers and pharmacies. Additionally, compounding pharmacies that specialize in sterile compounding, such as the preparation of injectable drugs and medication that goes into patients’ body cavities or sterile areas, incur higher costs for purchasing equipment and maintaining a sterile environment to lower the risk for contamination.

Furthermore, sterile compounding operators also potentially incur costs related to liability issues, which could pose as a potential barrier for potential industry entrants. Many compounding pharmacies have networks with major healthcare systems, which poses as a barrier to entry for small, boutique compounding pharmacies that appeal to local clientele and want to work with healthcare providers. While Accreditation with the Pharmacy Compounding Accreditation Board, which allows operators to achieve legitimacy via regulated operations, can allow potential industry entrants to secure contracts with hospitals, fewer than 5.0% of compounding pharmacies nationwide achieve accreditation, which could limit a compounding pharmacy from entering the industry.

In addition, compounding pharmacies must invest in facilities, including a sterile laboratory, suitable for manufacturing pharmaceuticals. Finally, compounding pharmacies typically operate solely in small geographic regions and compete against other industry operators within that region. For a new entrant to be successful, it must find a region in which the existing compounding pharmacies are not meeting the demand from a small customer pool. While being monitored by the FDA is not required for industry operators, many will choose to comply with regulations to build legitimacy and attract healthcare providers. According to MediFare consultants, it costs the average compounding pharmacy facility $35,000 to comply with FDA regulations, which is a significant fixed cost for industry entrants.

Fertility Industry

The market for IVF drugs in California is the largest in the country and is driven my multiple factors as noted above.  In addition to the IVF Market information below, sourced from Harris and Williams and Co. a middle market investment advisory and M & A transaction firm, management at RoxSan and its staff, all the way down to the driver delivering the IVF drugs to its customer, are proud to be part of a business that brings children to people who truly want them and have, until their successful treatment for infertility, been unable to conceive on their own.  The IVF group at RoxSan is a major factor in the Company's self-esteem, and it is a symbol of pride for everyone that works at RoxSan and Parallax.

Market outlook of the global fertility services market

Market research analysts predict the global fertility services market to grow steadily at a CAGR of nearly 9% between 2016 and 2020. The increase in fertility complications is one of the major drivers for the growth of the market. With age, human body starts undergoing various medical and hormonal changes. Likewise, infertility among women is also an age-related issue. Medically, women above the age of 35 are vulnerable to fertility complications. About 20% of women in the age range of 35-44 undergo fertility services to increase their chances of pregnancy, thus boosting the growth of the fertility services market.

Along with the increase in fertility issues among women, there has also been an increase in the number of fertility clinics worldwide, which is a trending factor contributing to the growth of the market. The rapid rise in the number of fertility clinics is increasing the accessibility of fertility services across the globe, thus facilitating couples to choose clinics based on their convenience.

Segmentation by underlying cause and analysis of the fertility services market

Female infertility is a very common problem in about 10% of women in the age range of 15-44 years. As per the NICE guidelines, female infertility is the inability of a woman of reproductive age to conceive after one year of unprotected vaginal intercourse. Ovulation disorders, submucosal fibroids, pelvic inflammatory disease, and endometriosis are few of the factors that can cause infertility in women.

.

•

15% of the world's population experiences some sort of difficulties conceiving naturally in their life.

•

In the western society, people are prolonging having our first child more and more, which has a clear negative correlation with chances of conceiving naturally.

•

Furthermore, other western lifestyle diseases such as obesity also have a clear negative correlation with natural conception chances.

PARALLAX DIAGNOSTICS, INC.

TARGET SYSTEM and DIAGNOSTIC TESTING PLATFORM

Overview

Parallax Diagnostics, Inc. (“PDI” or "Parallax Diagnostics") is a company focused on the development of point-of-care diagnostics, with an emphasis on its Target System testing platform and novel applications, that detect and/or monitor infectious diseases, cardiac markers and drug of abuse assays.  PDI holds exclusive licenses, in perpetuity, to a line of proprietary, patented and/or patent-pending, previously FDA cleared, point-of-care diagnostic tests to be utilized with its single platform diagnostic testing Target System.  PDI, with its products and products in development, offers the potential to transform the diagnostic landscape by transitioning critical tests from the centralized lab directly to the hands of the physician or clinicians.

The PDI product line includes an FDA cleared 510K desktop analyzer for both qualitative and quantitative assays and twenty-four FDA 510K-cleared tests for commercial sale in the U.S. PDI also has HIV 1 & 2 tests ready for clinical trial, and a novel CD4-CD8 rapid immune status test targeting the HIV/AIDS/TB treatment and monitoring market.

PDI is currently at a pre-revenue stage, and has spent the last few years prosecuting its patents, as well as initiating development of two (2) CD4-CD8 immune status tests, and the SPARKS Mobile diagnostic reader. PDI also has a technology that was previously cleared by the FDA technology that is being used as a platform for a test that will detect CD4 and CD8 cells which in turn determine a patient’s immune status.

The PDI business model is focused on the commercialization of its proprietary diagnostic device in the areas of infectious diseases, cardiac markers, drugs of abuse tests and various other medical conditions.

Patents on its target system diagnostic test platform and test cartridges were issued in the United States, China, Macao, and Hong Kong and its India patent is pending.

The 2015 World market for Point-of-care Testing (“POCT”) totaled $22.9 billion.

History of the PDI Target System Technology

The Target System represents the core technology of PDI's point-of-care business.

1982

The Target System was developed and produced by the late Dr. James Parker.  In January 1982, James Parker founded V-Tech, Inc. a biomedical and Plastics Company, combining established immunodiagnostic technologies with innovative medical plastic products ("V-Tech"). Mr. Parker’s goal was to develop innovative diagnostic tests and testing systems. During his career, Mr. Parker successfully patented over thirty (30) biomedical related products.

1985

Late in 1985, Mr. Parker expanded V-Tech’s capabilities by acquiring Organon Diagnostics' 22,500 sq. ft. facility and technical scientific staff. Under Mr. Parker’s direction, the acquisition had an immediate impact on V-Tech’s pursuit of its major commitment to translate emerging research concepts into useful diagnostic and health care products.

1986

V-Tech introduced its first product on membrane, the Target HCG Test, in the third quarter of 1986. The commercial success of that first product utilizing membrane technology not only spawned a host of additional new tests introduced between 1988 and 1993 but brought V-Tech to the attention of companies such as Miles Laboratories, DuPont, for whom V-Tech successfully developed tests on membrane for agricultural diagnostics, Difco Laboratories, which joint-ventured the application of several analytes.

1986-2001

Between 1986 and 2001, the Target System was manufactured and marketed by V-Tech to medical distributors, hospitals and various government agencies (D.O.D., and G.S.A.). V-Tech owned and operated two manufacturing and distribution facilities, 38,000 and 48,000 square feet in Pomona and the City of Industry, California, respectively. All development and manufacturing, together with FDA compliance laboratory processes, were conducted at these two FDA certified facilities.

2001-2004

The Target System inventor and V-Tech founder, Dr. James Parker, died in October 2001, of an aneurism, just as PDI was beginning to initiate significant sales.  Collegues and family members believe that the anuerism was a direct result of a suspicious circumstances surrounding a fall down an escalator in Paris, France, shortly before Dr. Parker was to give a speech at a international conference of diagnostic professionals. V-Tech was in disarray and lay dormant for a number of years under stewards with non-compatible backgrounds. Victor Parker, Esq., son of James Parker approached Ted Withrow, a financier, biomedical executive, entrepreneur and inventor, to help him continue with his father's vision of providing high quality low cost diagnostics in or outside of a hospital. Subsequently, Mr. Withrow approached Dr. Jorn Gorlach, a successful scientist, entrepreneur, biomedical executive and inventor, to join him in founding a new company charged with the commercialization of the Target System and the fulfillment of Dr. Parker’s vision. By expanding and applied innovative development to the existing platform, Messer’s Withrow and Gorlach were able to lead the new company, Montecito BioSciences, Ltd. ("MBS") into the development of mobile diagnostic and healthcare platform.

MBS applied for and was granted patents covering its mobile technology and Target System test cartridge, and is currently in the pre-prototype stage of development.. SPARKS Mobile, the handheld, mobile technology, will be a next generation version of the VT-1000 reader, and was put into development along with new product segments and market strategies for the reorganization of the Target System technologies and testing platform into MBS.  MBS entered into an exclusive license of 24 FDA 510K cleared tests and the FDA 510K cleared immunoassay reader and an Assignment Agreement for the patented and patent-pending applications covering innovations to the Target System and to the business plan.

The following list represents historical distributor that sold. The Target Antigen Detection System Diagnostic Platform, including the TARGET VT-1000 Desktop Analyzer and a number of the Company’s FDA approved tests in a commercial setting:

Customer	Location
1. Columbia Diagnostics	Springfield, VA
2. Cardinal Healthcare	McGaw Park, IL
3. Community Family Planning	New York, NY
4. East Tech, Inc.	Indianhead, MD
5. Laboratory Supply Corp.	Louisville, KY
6. Medical Technology Corporation	Somerset, NJ
7. Accumed	Brooklyn, NY
8. Owens & Minor	Greensburg, PA
9. General Medical Corp	Richmond, VA
10. Physicians Sales & Services	Jacksonville, FL
11. Troy Biological, Inc.	Troy, MI
12. Alimenterics, Inc.	Morris Plains, NJ
13. E.I. DuPont Agriculture Department	Newark, DE
14. Difco Laboratories	Detroit, MI
15. United States Defense Department	Washington D.C.
16. Veterans Administration	Washington D.C.
17. Tryco, Inc.	Mclean, VA
18. Allied Signal	Jacksonville, FL
19. VWR International	Bridgeport, NJ
20. Arab Circle Healthcare	Saudi Arabia
21. Bioclone Australia	Sydney, Australia*
22. Care Diagnostics	Vienna, Austria
23. Izasa, S.A.	Barcelona, Spain
24. LMC LTD.	Ankara, Turkey
25. Transasia Bio-Medicals	Bombay India

2005

●

Withrow developed a business relationship with Victor Parker, the son of James Parker,  the inventor of the Target System and the founder and operator of the business that developed and commercialized it.

●

On October 10, 2005 Withrow joined forces with Jorn Gorlach and formed Montecito Bio Sciences, Ltd. ("MBS") as a Nevada corporation

●

The MBS Business plan was to develop the Target System assets, re-launch the Target System into the market and generate revenue through the commercialization of the Intellectual Property.

●

Event Milestones:

●

Re-evaluated HIV 1 and 2 Test that was ready for clinical trial seeking a 510 clearance.

●

Developed a relationship with head of South African Medical Association who directed MBS away from a rapid HIV 1 and 2 test and focused on the need for a low-cost rapid immune status test to be given as part of the HIV-AIDS Antiretroviral treatment.

●

US and International patent applications were filed to protect the business and its stakeholders.

2008- 2010

●

Roth Kline, Inc. was incorporated on December 30, 2008.  The sole Shareholder of Roth Kline, Inc. was Montecito Bio Sciences, Ltd.

●

Roth Kline was formed to facilitate the development and commercialization of the Target System.

●

Roth, Kline changed its name to Parallax Diagnostics, Inc.

●

The development of the Target system, Hand held Analyzer & CD4-8 Test became Parallax’s primary focus.

Product Strategy

In recent years, there has been a continuing shift from the use of laboratory-based analyzers to point-of-care (“POC”) tests that can be performed in a matter of minutes. Unlike the centralized clinical laboratory segment of the diagnostic market, which is mature and highly competitive, the POC market is still in its relatively early stages. According to the recent worldwide research reports, however, such as the 2010 Worldwide IVD Market, by the research firm Kalorama Information, the growth rate of the POC market continues to rise. Although certain simple, single analyte diagnostic tests have been developed, such tests have remained incapable of precise and highly sensitive quantitative measurements. As a result, medical tests that require precise quantization of the target analyte have remained the domain of immunoassay analyzers in the centralized laboratory.

Point-of-care diagnostic kits typically consist of test strips that the health care provider applies a patient’s sample to and then reads the strip either visually or with an instrument in order to determine a result.  They are simple to use, fast, disposable and reliable within an acceptable range. More sensitive analytes or tests requiring quantitative analysis and definitive antibody screening needed in most situations, must be sent out to a diagnostic lab, and hours or days later results arrive. These tests are comparatively complex, expensive, and time consuming; only centralized diagnostic facilities can manage sample handling and the cost of instruments and reagents.  A point-of-care instrument that has the advantage of a test strip device in terms of ease of use and rapid results along with ELISA-like capabilities for major diseases would circumscribe diagnosis routinely within the course of a patient visit. This could disrupt the current model.  The Company is planning to develop just such a device that it intends to sell to doctors and health care providers.

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

The Diagnostics Products

The Company’s assets will include a previously FDA-cleared VT-1000 Desktop Analyzer and more than a dozen FDA 510(k) cleared diagnostic tests.

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

The Company plans to develop the SPARKS Mobile, a hand-held analyzer unit, similar in size to a mobile phone/PDA, which will be based on the VT-1000 Desktop Analyzer (see Products in Development).

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

The Company’s Current Technology

The Company currently holds the rights to certain technology related to the VT-1000 Desktop Analyzer and the Target System.

The Company retained the services of the Intellectual Property Network to provide Intellectual Property protection recommendations for all of the Company's Intellectual Property, open patent applications and products, both domestically and internationally.  IPN informs the Company and its shareholders of the accurate and current state of the commercial patent pending coverage, and where possible to identify the existence of novel and patentable inventions present in the current innovation initiative.  IPN concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect the Company’s inventions and innovations.

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

Tests Planned for Development for the Target System Diagnostic Platform

The Company is in the planning process of developing and obtaining FDA clearance for the following products.  There can be no assurance that the Company will be successful in developing such tests or in obtaining the required FDA clearance.

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

Additional Products Planned for Development

The Company also believes that there is growth opportunity for the exploitation of the Target System platform in developing nations and regions such as Africa, India, South America, Eastern Europe, Russia and Asia as well as developed markets of North America and Western Europe.

One of the first initiatives for the development of this specific market will be to combine the SPARKS Mobile, the Company’s hand-held analyzer (the portable version of its VT-1000 Desktop Analyzer), with a test for the monitoring of HIV/AIDS patients and Tuberculosis patients, through the use of the Company’s proprietary rapid POC immunoassay PROMISE CD4 quantitative test, also planned for development.

The Target System Hand-Held Analyzer: SPARKS Mobile

The Company’s next generation Target System Analyzer, the SPARKS Mobile, a hand-held analyzer, will include a small, rapid testing format, in conjunction with a hand-held data acquisition and test reading device. The SPARKS Mobile will be a re-engineered version of the Company’s previously FDA-approved VT-1000 Desktop Analyzer.

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

The SPARKS Mobile design goals will plan to:

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

PROMISE CD4: CD4-CD8 Rapid Monitoring Test

The Company initiated the development of the CD4-CD8 monitoring rapid test using an immunoassay test the Company has named PROMISE CD4, which the Company believes has the potential to enhance the testing, monitoring and treatment of AIDS patients in developing economies such as South Africa, Sub-Saharan countries, India and other nations struggling to deal with the treatment of AIDS.

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

Safety and Accuracy by Design

For all tests, the Company’s bar code activation system will identify the test to be analyzed, allowing only those medical personnel that possess that test will be aware that it is available. Without the Company’s specific Target System Test Cartridge, read by the bar code reader, the analyzer will not calibrate to that test. This precludes mistakes by the user or erroneous results by the device.

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

•

On all Quantitative Devices, the Company will determine the Biohazard level at which it is to perform its algorithm development. For highly contagious diseases, the Company will outsource its complete process to a certified lab.

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

POC Diagnostic Market

Diagnostic tests performed outside the central laboratory or decentralized testing is generally known as point-of-care (POC). Over the years, the increasing introduction of transportable, portable, and handheld instruments has resulted in the migration of POC testing from the hospital environment to a range of medical environments including the workplace, home, disaster care and most recently, convenience clinics.

Moreover, POC test devices have contributed significantly to the growth of the overall diagnostics market over the past 10 years. As more diagnostic manufacturers pursue CLIA waiver status for their POC devices and CE Mark for POC or self-use. At the same time more decentralized test venues invest in non-waived rapid tests and instruments POC testing appears to be headed for an even bigger role in diagnosis and monitoring patient care.

The Global In-vitro Diagnostics market is expected to grow to $69.1 billion by 2017, up from $49.2 billion in 2012. The growth represents a 7% compounded annual growth rate in five years. Self-testing is the biggest trend fueling the growth. The self-testing market is poised to grow at a CAGR of 9.3% from 2013 to 2018, to reach $27.5 billion by 2018.

The growth is being driven by  devices aimed at making acute care more efficient. There is a concerted effort to reduce time spent in expensive intensive care units and in the hospital in general. More tests and technologies have been adapted to serve the needs of physician offices and home testing.

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

Competition

There are approximately 40 to 50 companies in the point-of care (“POC”) diagnostic industry in the U.S. and approximately another 100 outside the U.S. The POC space can be broken down into various sub-sets such as molecular biologist developing reagents, and markers to diagnostic equipment and test development companies, as well as companies who do neither and focus on marketing tests, equipment and assays.  Most notably in the POC space are the large pharmaceutical companies such as Bayer, Roche, Abbot Labs and others.  The Company’s specific competitive landscape is tied to its patent pending process involving its SPARKS Mobile Analyzer and Target System Platform In-Vitro Tests.  There are a number of companies developing mobile devices to perform a host of health industry-related services and the Company believes that more companies will enter the mobile diagnostic space in the next few years.   The industry has yet to develop a standardized point-of-care immunoassay platform for any device to be integrated into.  The goal of the Company’s SPARKS Mobile Analyzer is to deliver a device that adds immediate value to health providers, patients and health insurance companies.  The Company’s primary goal is to create a mobile platform that could integrate and utilize the flow-through process of the Company’s Target System Platform and offer the healthcare provider a system that is fully interoperable and ubiquitous with a potentially large number of in vitro tests.  There are other test platforms in the space but the Company has filed a patent on the process of its SPARKS Mobile Analyzer and its TADS Cartridge.  There can be no assurance that the Company’s POC device will prove to be competitive with the other POC devices under development.

Until the Company secures a minimum of two million dollars ($2,000,000) of additional capital to operate for the next eighteen months the Company will remain highly vulnerable from the Company’s competition.  The Company anticipates the need for a minimum of an additional four million ($4,000,000) dollars of investment capital will be required for it to achieve its goal of developing a commercially viable rapid point-of-care CD4-8 immune status test and its proposed mobile SPARKS Mobile version of its FDA Approved VT 1000 Desktop Analyzer.  There can be no assurance that such amount will prove adequate to develop the Company’ products. Furthermore, the Company’s competition has significantly greater resources that it can deploy and anytime to head off competition.

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

•

Quidel Inc., San Diego, CA www.quidel.com

•

Alere, Inc. Orlando, FL www.alere.com

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

•

Reimbursement:  The ability to gain scale in reimbursement across a wide number of test is still a challenge for point of care diagnostic companies such as our Company.

Intellectual Property

The Company’s products include a previously FDA-cleared VT-1000 Desktop Analyzer and more than a dozen previously FDA 510(k)-cleared tests.  The Company acquired the exclusive rights in perpetuity to a number of pending USPTO Patent Applications on the Company’s products in the area of Infectious Diseases, as well as methods for future test development, through a License Agreement with Montecito BioSciences, Ltd.

Parallax intends to seek Intellectual Property protection for all supporting products such as novel biomarker candidates, antibodies, proteins, and diagnostic tests surrounding the Company’s core indication areas, in order to create a barrier to entry for its competitors.

The Company retained the services of the Intellectual Property Network to provide Intellectual Property protection recommendations for all of the Company's Intellectual Property, open patent applications and products, both domestically and internationally.  IPN informs the Company and its shareholders of the accurate and current state of the commercial patent pending coverage, and where possible to identify the existence of novel and patentable inventions present in the current innovation initiative.  IPN concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect the Company’s inventions and innovations.

Key Patentable Concepts

•

Sample Analysis

•

Plurality of Isolated Antibodies to a Plurality of Cognate Antigens

•

Identifying Drugs, Targeting Moieties or Diagnostics

•

Determining the Immune Status of a Subject

•

Flow Through Testing System with Pressure Indicator

•

Novel biomarker candidates

•

Antibodies

•

Proteins

•

Diagnostic testing

Parallax / Montecito BioSciences, Ltd. Patents and Applications

Portfolio Overview

Issued Portfolio / Applications Pending or Abandoned

1a. ABANDONED[1]: US11/924,033 “Portable Apparatus for Improved Sample Analysis”

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

This Patent Application(s) cover the Company’s SPARKS Mobile hand held analyzer in conjunction with the Target System Test Cartridge. The family of cases under US11/924,033 filed October 25, 2007; and US60/863,241, filed October 27, 2006, disclose and claim the handheld TargetAnalyzer™ device, which is capable of housing and analyzing two assay cassettes. The claimed device optionally features wired or wireless data transfer and multiple data acquisition components including a keypad, a touch-pad, a barcode wand and / or a finger print reader.  On August 23, 2013 the Company was notified that its Chinese Patent Application No. 200780039901.X “Portable Apparatus for Improved Sample Analysis” had been granted by the States Intellectual Property Office of the Peoples Republic of China. Patents were also issued in Hong Kong and Macao.  The Company filed in India under a New Indian Patent Application based on the PCT Application No. PCT/US2007/082499 The case is currently pending.

Following is the family of cases under US11924,033 and US60/863,241:

1a. US11/924,033 filed October 25, 2007; US60/863,241, filed October 27,2006.

1b. Issued Patent: US Patent No. 8,920,725 - US13/248,307 filed September 29, 2011

1c. Issued Patent: US Patent No. 9,170,258 - US14/553,011 filed November 25, 2014

1d. Foreign Patent Granted: China CNZ200780039901.X / CN 1015558302A filed October 25,2007

1e. Foreign Patent Granted: Hong Kong No. HK1137813 / HK10103654.9 filed October 25, 2007

1f. Foreign Patent Granted: Macau MO J/001298 filed October 25, 2007

1g. Pending Foreign Application No: IN785/MUMNP/ 2009 filed October 25, 2007. This case is currently pending.

 [1]  Patent Application US11/924,033 was being prosecuted worldwide.  The now abandoned EPO Application No. 07854420.2 was filed in the following designee countries; Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Liechtenstein, Turkey and the United Kingdom.

2a. ABANDONED US2006051348 - 11/221,252 “Method of Producing a Plurality of Isolated Antibodies to a Plurality of Cognate Antigens”

The present invention relates to a method for producing high affinity antibodies that are antigen-specific. The method involves binding a plurality of antibody-producing B-cells from a mammal to a plurality of cognate antigens; sorting the bound antibody-producing B-cell and cognate antigen; amplifying nucleic acid sequences encoding each antibody, or fragment thereof, from the B-cells; and expressing the each antibody in a protein expression system. Antibodies produced in this manner are useful in diagnostic and therapeutic applications. This family of cases covers a technique for obtaining a population of antibodies produced by B-cells, without any a priori information about the population of antibodies, and use of the same in an array for profiling antigen expression.

2a. US11/221,252, filed September 7, 2005; US60/608,526, filed September 9, 2004

2b. Pending: US13/253,366 filed October 5, 2011. This case is currently pending.

3a. ABANDONED US2006052948 - 11/221,038 “Method of Identifying Drugs, Targeting Moieties or Diagnostics”

The present invention relates to a method for identifying a binding agent or epitope for use in drug design, drug targeting or diagnostics. The method employs contacting and sorting binding agents and cognate epitopes from collections thereof, characterizing the binding agent and cognate epitope, detecting the level or location of the epitope in a sample using the binding agent, and correlating the level or location of the epitope in the sample with the presence or stage of a disease or condition to identify novel drugs, targeting moieties, or diagnostic agents. This family of cases covers a technique for obtaining a population of antibodies that specifically binds to a corresponding population of antigens, without any a priori information about either population. The antigens identified by the method are subsequently characterized and correlated with the presence or stage of a disease or condition there by serving as a target for drug design, drug targeting or diagnostics.

3a. US11/221,038, filed September 7, 2005; US60/608,342, filed September 9, 2004.

3b. Pending: US Application Serial No. US12/769,036, filed April 28, 2010. This case is currently pending.

4a. Strategic Abandonment: US11/856,925 “Method for Determining the Immune Status of a Subject”

The present invention is a method for using levels of soluble Clusters of Differentiation (CD) proteins, or cell surface-localized CD proteins extracted from T lymphocytes for determining the immune status of a subject. The present invention also a kit containing a CD protein extraction means and at least one antibody which specifically binds a CD protein for use in carrying out the method of the invention. This family of cases covers a technique and kit for assessing immune status, e.g., in HIV patients, based upon the amount of soluble or surface-localized CD3,CD4, and  or CD8 protein present in a patient sample. This method and kit is an alternative to conventional cell sorting technologies.

4a. US11/856,925 filed September 18,2007; US60/845,395, filed September 18, 2006.

4b. Pending: US Application Serial No. 14/492,641 filed September 22, 2014. This case is currently pending.

5a. Closed: PCT/US14/35073 / US61/814,916 Title: "Flow Through Testing System with Pressure Indicator"

This family of cases covers an improved assay cassette with pressure-sensitive microcapsules for ensuring that a sufficient reduction in pressure is achieved there by maximizing contact between the sample and analytic compound. A device for performing immunoassays on analytes. The device includes an immunosorbent membrane, an absorbent material, a piston component located below said absorbent material to draw analytes in a sample through the immunosorbent membrane into the absorbent material, and discrete groups of pressure-sensitive microcapsules located on the immunosorbent membrane.

5a. PCT/US14/35073, filed April 23, 2014; US61/814,916 filed April 23, 2013.

5b. Pending: US Application Serial No: 14/786,272 filed October 22, 2015. This case is currently pending.

Open Applications available for continuation filings:

2b. US13/253,366 - Title: “Method of Producing a Plurality of Isolated Antibodies to a Plurality of Cognate Antigens”

3b. US12/769,036 Title: “Method of Identifying Drugs, Targeting Moieties or Diagnostics”

4b. US14/492,641 Title: “Method for Determining the Immune Status of a Subject”

5b. 14/786,272 Title: "Flow Through Testing System with Pressure Indicator"

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

Additional Potentially Patentable Concepts

US20140280136 Platform for optimizing data driven outcomes

A computer based method for tracking outcome specific data specifically for optimizing, managing, and tracking data driven outcomes. Process utilizes a multi-dimensional platform to facilitate data-driven outcomes processes through assessment, goal development, data tracking, graphing, and re-evaluation. The process allows for optimization of best practices, successful actions, and success based plan execution, which is identified through automatic data-mining and analysis as well as user specified parameters, algorithms, and analytics.  The process can be utilized by a client, patient, student, service provider, program, product, service, device, organization, business, department, or so forth.  The tool can be utilized across various industries for client behavior management, educational instruction, school improvement activities, program evaluation, organizational key performance indicators, financial management, weight management, tracking insurance claims, or so forth. Also published as WO2014144749A1 Platform for optimizing data driven outcomes. Also published as GB2526749 Platform for optimizing data driven outcomes

14/979,889 Remote User Monitoring System

Application covering a System, Device and Computer Program tied to a product for continuous monitoring of the status of a user.  Multiple user biometrics can be monitored at the users preferred point of monitoring.  The status of a user is determined in response to sensing one or more biometrics indicators.  The biometric readings generate a series of questions related to the status of the user and are communicated to an administrator or a medical professional. Voice recognition is also utilized speakers, microphones, and sensors within the system may be utilized to determine relevant patient information and doctors or administrators communicate with the user, and receive meaningful feedback.  The status of a patient is determined based on the answers to the one or more questions and the proper instructions can be determined at the administration level.   The monitoring systems also includes any number of spectrums for determining distinct information about the location and condition of the user (e.g., hyper-spectral imaging, thermal, infrared, X-ray, etc.) and as an additional means to monitor the overall activity levels of a patient. The monitoring systems also includes various cameras, which can be positioned in the location and also include an electronic nose for detecting odors or flavors in addition to any number of chemosensors or gas chromatography devices for detecting odors  Integrated sensors are configured to detect particular odors.  For example, rotting food, mold, bodily fluids or waste, or other smells indicative of a potential problem may be sensed and reported.

14/979,742 Remote Medication Delivery Systems

A central facility is set up to remotely serve a single patient or multiple users to ensure that their medication and health monitoring needs are met. The status of a user is determined in response to sensing one or more biometrics indicators.  The biometric readings generate a series of questions related to the status of the user and are communicated to an administrator or a medical professional. A remote diagnosis can be performed and the patient’s medication and other medical items are distributed via pneumatic tube network that is utilized to pneumatically drive containers to a location of the user for delivering medication.  In another embodiment, one or more drones (flying or land based) may be utilized to deliver the medications. The medications and regimens may vary by patient and include one or more different types, dosages, categories, or delivery types. Based on a patient’s medication regimens and medication protocol information is cross referenced with a medication reconciliation platform that indicates to the system a user is scheduled to receive medication.  A route between a dispensary storing the medication and the location of the user is determined and the medication is delivered to a medication lockbox at various distribution intervals including predetermined schedule or based on a patient need or prescription requirements.

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

Principal Suppliers

Corder Engineering, LLC: Located in Chesterton, Indiana, Corder Engineering provided the Company with engineering services related to the Company’s medical testing equipment, and manufactured the Company’s evaluation units, including software, hardware and instrumentation.

Meyers Stevens Group, Inc.:  Located in Montebello, California, Meyers Stevens Group manufactured and supplied small batches of research product of the Company’s diagnostic assays related to the Company’s medical testing equipment.

The Company relies upon these suppliers to provide all of its test cartridges and materials used in association with the development of its products. If these suppliers were to cease providing test cartridges and materials to the Company, the Company’s ability to develop its products may be adversely affected.

Facilities

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite M, Santa Monica, California, 90401, with operations at 465 N. Roxbury Drive, Beverly Hills, CA 90210. The Company’s telephone numbers are (310) 899-4442 (Santa Monica) and (310) 273-1644 (Beverly Hills).

Employees

As of December 31, 2015, the Company had 34 employees, exclusive of its directors and executive officers.

The Company currently has 22 employees, exclusive of its directors and executive officers.

Research and Development

The Company has incurred no expenditures relating to the research and development of its proprietary medical diagnostic equipment during 2015 and 2014, including costs for consultants, costs to develop and manufacture prototype units, and assays, costs to conduct clinical trials, and costs incurred to develop new products.

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

The Company’s principal executive offices are located at 1327 Ocean Avenue, Suite B, Santa Monica, CA 90401, with its pharmacy operations located at 465 N. Roxbury Drive, Beverly Hills, CA 90210.  The Company currently sub-leases the Santa Monica space for approximately $5,600 a month, and leases the Roxbury Drive space for $30,544 per month.  Currently, this space is sufficient to meet the Company’s needs.  However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

Prior to the Company's acquisition of RoxSan, Shahla Melamed, the former owner of RoxSan ("Melamed") had become subject to two (2) disciplinary actions by the California Board of Pharmacy.  In February 2015 the California Board of Pharmacy filed its First Amended Accusation against Melamed in Case No. AC201100427600.  In April 2015 the First Amended Accusation was withdrawn and the Pharmacy Board filed new Accusation against Melamed in Case No. AC201400545500.  The April 2015 Accusation alleges "causes for discipline" against Melamed "stemming from nine consumer complaints".  The Accusation includes allegations that Melamed "Falsified the DEA Biennial Controlled Substance Inventory" report.  The Accusation also alleges that Melamed, RoxSan Pharmacy, and its then Pharmacist in Charge "Illegally Shipped Drugs Into Other States Without a License," and dispensed a drug which the United States Food and Drug Administration "has not approved...for any purpose in this country and has banned the drug's importation and interstate transfer except for research purposes."  The Accusation sought, among other things, the "Revoking or suspending of Pharmacist License Number RPH 42096, issued to Shahla Keyvanfar Melamed". On July 29, 2015, Melamed executed a Stipulated Surrender of License and Order agreeing and stipulating to the surrender of her Pharmacist License.  The California Board of Pharmacy issued a "Decision and Order" on October 7, 2015, adopting the Stipulated Surrender of License and Order.  The California Board of Pharmacy issued a Notice of Decision and Denial of Reconsideration on November 6, 2015, following Melamed's filing of a Petition for Reconsideration on October 26, 2015.  Pursuant to the Notice, the Petition for Reconsideration was "deemed denied by operation of law" and the "Decision and Order with the effective date of November 6, 2015, is the Board of Pharmacy's final decision in this matter."

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

In October 2015, shortly following the Company's acquisition of RoxSan, Melamed, initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125705 (the “Matter”).  In the Matter, action No. SC124873, Melamed sought rescission of the August 13, 2015 Purchase Agreement. Rescission was sought on the basis that, allegedly, in order to acquire the Pharmacy, the Company and its principals had allegedly defrauded Melamed, there had allegedly been a complete failure of consideration, and a unilateral mistake was allegedly made on the part of Melamed.

On March 17, 2017, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

The Company has likewise initiated legal action against Melamed and filed an action in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, et al. v. Shahla Melamed, et al., case number SC 124898.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business.

Subsequently filed pleadings by the Company and RoxSan in case number SC 124873 allege, among other things, that Melamed misrepresented the true earnings and source of income for the pharmacy business and had engaged in a fraudulent and illegal scheme to ship medications to states where her pharmacy was not licensed prior to the sale of the Pharmacy.

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.

All three (3) legal matters are currently pending.

As earlier noted the Company is currently attempting to settle a contractual and governance disagreement with Mr. David M. Engert out of court, but had received a legal Complaint in May 2017.

On September 14, 2015, the US Securities and Exchange Commission and the Justice Department filed a complaint and an indictment in the Massachusetts District of the United States District Court (the "Cases") against, among others, Edward W. Withrow III, the co-founder of the Company, co-inventor of the Company's foundational patents, and one of the Company's beneficial shareholders.  The Cases allege that the individuals named within the SEC complaint engaged in activities involving the Company's securities to obtain financial benefit, and made false statements during SEC examination.  The criminal case is currently pending and set for trial on December 2, 2017.  Mr. Withrow has consistently denied all allegations of wrongdoing against him and he intends to continue to defend the case vigorously.

The Company knows of no other material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no other proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

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

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2015	$0.02	$0.02
September 30, 2015	$0.06	$0.04
June 30, 2015	$0.06	$0.06
March 31, 2015	$0.05	$0.05
December 31, 2014	$0.06	$0.06
September 30, 2014	$0.12	$0.12
June 30, 2014	$0.16	$0.16
March 31, 2014	$0.13	$0.11

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

As of December 31, 2015, pursuant to Action Stock Transfer Corp., the shareholders' list of the Company’s common shares showed 55 registered shareholders and 132,026,053 shares outstanding. The total outstanding shares does not include the 31,459,279 shares subsequently canceled and returned to treasury.

As of December 31, 2015, an aggregate of 823,691 shares of the Company’s preferred stock were issued and outstanding and are held by 4 shareholders. All preferred shares are convertible into the Company’s common stock at a conversion ratio of 20 shares of common stock and 20 warrants for each preferred share held (see Warrants).

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

Equity Compensation Plan Information

On October 1, 2010, the Board of the Company adopted the 2010 Employee Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, 2,800,000 restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2010 plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2010 Plan, the Board will determine who shall receive options, the number of shares of common stock that may be purchased under the options.  As of December 31, 2015, the Company has granted options to purchase a total of 1,900,000 shares. In connection with the options granted, a total of $281,250 was recorded as deferred compensation, and was amortized over a 12-18 month vesting period.

On March 26, 2011, the Company adopted and approved the 2011 Equity Incentive Plan ("the 2011 Plan"), wherein 20,000,000 restricted shares of common stock were reserved for issuance. The 2011 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2011 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. Under the 2011 Plan, no options have been granted.

On August 13, 2015, the Company adopted and approved the 2015 Incentive Compensation Plan ("the 2015 Plan"), wherein ten million (10,000,000) restricted shares of common stock were reserved for issuance. The 2015 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2015 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As of December 31, 2015, the Company has granted options to purchase a total of 7,600,000 shares. In connection with the options granted, a total of $379,910 was recorded as deferred compensation, and is being amortized over a 36-month vesting period.

As of December 31, 2015, the Company has granted options to purchase a total of 9,200,000 shares. In connection with the options granted, a total of $661,160 was recorded as deferred compensation, of which $281,250 was expensed in prior years, $58,024 was expensed in 2015, and $321,886 will be expensed over the next 33 months.

Warrants

In connection with the 823,691 shares of preferred stock issued and outstanding, there are warrants to purchase 15,989,276 shares of common stock. Of these warrants, 14,535,706 are issued at an exercise price of $0.27518 per share, and 1,210,910 are issued at an exercise price of $0.41278 per share.  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

As of December 31, 2015, the Company had 15,989,276 warrants issued and outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the year ended December 31, 2015.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the current period, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

On January 25, 2015, pursuant to a Stock Purchase Agreement, the Company issued 3,798,035 shares of the Company's restricted common stock at $0.01 per share, for cash in the amount of $37,980.  As a result, $34,182 was recorded to paid in capital.

On December 31, 2015, the Company cancelled an unpaid stock subscription for 11,459,279 shares of the Company's restricted common stock.  As a result, paid in capital was reduced by $10,313.

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

Corporate History

The Company was incorporated in the State of Nevada on July 6, 2005.  On November 1, 2012, the Company, formerly Endeavor Power Corporation, and its wholly owned subsidiary Endeavor Holdings, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Parallax Diagnostics, Inc., a Nevada corporation ("Parallax Diagnostics"), whereby Parallax Diagnostics became a wholly owned subsidiary.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (“Parallax”).  (OTC.PRLX).

Parallax Diagnostics was founded in 2010, and holds the right, title, and interest in perpetuity to certain Target System Immunoassay point-of-care diagnostic testing system and related FDA-cleared tests in the area of infectious disease.  Its primary focus was to commercialize the proprietary testing system and test in a worldwide domain.

Parallax Diagnostics is currently pre-revenue, and continues to pursue viable opportunities for the commercialization of its product.  The Company has sought to identify strategies that would make its proposition more valuable and competitive.  To this end, the Company has pursued the creation of patents around its foundational technology, and developed a novel immune status test targeting the HIV/AIDS and TB markets. Since the inception of Parallax Diagnostics, the novel CD4-CD8 immune status test has been developed, and the Company has been issued patents on elements of its core technology and testing system.

In 2013, Parallax identified an opportunity to acquire RoxSan Pharmacy, Inc. ("RoxSan"), a California corporation, and began the due diligence process.  The Company's initial interest centered on utilizing the acquisition as a means of accelerating the commercialization of the Parallax Target System and diagnostic platform, as RoxSan had access to a nationwide network of doctors and sales representatives.  During the due diligence process, the Company became aware of the numerous opportunities that RoxSan and its markets represented.

On March 21, 2013, the Company entered into a Letter of Intent with Shahla Melamed, RoxSan's sole Shareholder, to acquire RoxSan.  Between 2013 and 2015, four (4) amendments were also executed.

As part of the acquisition, the Company was required to obtain licensure from the State of California, and on July 31, 2015, the Company received notice that its pharmacy and sterile compounding licenses were issued by the California State Board of Pharmacy.

On August 13, 2015 (the "Closing Date"), pursuant to a resolution of the board of directors (the "Board"), the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc. ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder, Shahla Melamed (the “Seller” or "Melamed"), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Principal and interest payments on the Note will be made to the Seller on a quarterly basis beginning with the three-month period ending November 30, 2015, in an amount equal to 1) 75% during the first two (2) years; and 2) 60% during year three (3); of certain of the Pharmacy's earnings defined within the Purchase Agreement as EBITDA.  All remaining principal and/or accrued interest, if any, still owing after three (3) years shall be paid in full to the Seller at Maturity. The Company is seeking a reduction in the Purchase Price and related promissory note (See Legal Proceedings).

As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly owned subsidiary of the Company. No change in control of the Company occurred as a result of the Acquisition.

In connection with the Acquisition, the Company entered into an Employment Agreement (the "Employment Agreement") with the Seller.  Under the Employment Agreement, Melamed agreed to provide exclusive consulting services to the Company in the areas of public relations and marketing for a term of four (4) years. On March 4, 2016, the Company terminated the Employment Agreement in accordance with paragraph 3.2 Termination for Cause (see "Dispute with Former Owner" below). The termination was the result of, among other things, Melamed's breaches in the Agreement, which were substantiated by an investigation conducted by an employment law firm retained by RoxSan.  Under the terms of the Agreement, no financial obligation resulted in the termination.

Dispute with Former Owner

Shortly after the Closing, the Company's management and Melamed clashed over control of the RoxSan Pharmacy business operations and bank accounts.  Faced with Melamed continuing to materially interfere with the Pharmacy’s operations to the detriment of its business, the Company retained the services of an employment law firm to investigate Melamed's actions, and provide a report to the Company’s Board (the "Report").  The Company also placed Melamed on a paid leave of absence because of her actions. The Board, after reviewing the findings in the Report, found substantive cause for Melamed's termination, and immediately sent Melamed written notification of the Company's intent to dismiss her for cause.  Under the Employment Agreement, Melamed was provided with a thirty (30) day cure period.  However, the Company received no response of intent to cure from Melamed or her counsel, and no evidence of a cure was provided to the Company.   As a result, the Board authorized Melamed's termination for cause on March 3, 2016, and on March 6, 2016, Melamed was formally terminated in writing.

In the course of management’s operation of the RoxSan Pharmacy, and adherence to Financial Accounting Standards Board revenue recognition policies, management became concerned with the absence of the claim processing for over $16 million of pre-Close Workers Compensation prescription revenues, which Melamed represented to the Company prior to Closing as being the vast majority of the high margin compound revenue. In addition to the $16 million in pre-Close claims, the Pharmacy generated over $8 million after the change in ownership, until the CFO alerted management of a serious and dramatic change in the receivables collection timetable, the underpinning cash flow processes, and the potential illegitimacy of the Workers Compensation revenues. Further, the CFO was uncomfortable with recognizing the revenue as it was presented by Melamed's financial records, and, in the absence of any reasonable assurance of collectability of the Workers Compensation revenues, the Company established an allowance for doubtful receivables for the $8 million in post-Close claims for which collectability was highly unlikely.

The Company retained the services of a forensic Workers Compensation fraud specialist to determine the legitimacy of the pre-Close Workers Compensation revenues and related insurance claims.   As a result of this forensic review, it was determined that these claims were essentially valueless.  As a result of these findings and undisclosed changes to the cash flow and quality of earnings that represented a majority of the revenue of the Pharmacy, the Company’s Board deemed it necessary to demand a reduction in the terms of the Sale and Purchase Agreement to more accurately reflect the true valuation of the Company.  This was met with resistance on the part of the Seller.

Shortly thereafter, in October 2015, Melamed, initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125705 (the “Matter”).  In the Matter, action No. SC124873, Melamed sought rescission of the August 13, 2015 Purchase Agreement. Rescission was sought on the basis that, allegedly, in order to acquire the Pharmacy, the Company and its principals had allegedly defrauded Melamed, there had allegedly been a complete failure of consideration, and a unilateral mistake was allegedly made on the part of Melamed.

On March 17, 2017, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

The Company has likewise initiated legal action against Melamed and filed an action in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, et al. v. Shahla Melamed, et al., case number SC 124898.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business.

Subsequently filed pleadings by the Company and RoxSan in case number SC 124873 allege, among other things, that Melamed misrepresented the true earnings and source of income for the pharmacy business and had engaged in a fraudulent and illegal scheme to ship medications to states where her pharmacy was not licensed prior to the sale of the Pharmacy.

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.

All three (3) legal matters are currently pending.

Purchase Price Dispute

Included in the Acquisition Agreement, and as part of the negotiated purchase price, were representations and warranties made by the former owner involving certain primary revenue streams and related contracts.  Shortly after the closing, however, management discovered that these representations were substantially inaccurate and/or completely false.  These inaccuracies, and the improper disclosures and/or omissions made by the former owner during negotiations, would have significantly affected the purchase price and related note payable.   As a result, among other things, management has initiated legal action against the former owner to seek a reduction in the purchase price.

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  The Company has, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range of as a conservative measure.

The valuation performed does not include the effects of any liabilities the former owner omitted or damages caused to the Company as a result of the former owner and her immediate family members connected to the Pharmacy.

Control of Funds Dispute

For a period of time immediately after the closing of the Acquisition, the former owner would not relinquish control of the Pharmacy's bank accounts, and collected the Pharmacy's incoming cash revenues, refusing to transfer the funds to the new ownership. Furthermore, when the Company attempted to change the corporate records and signatories on the existing bank accounts, the former owner disputed the changes, resulting in approximately $180,000 in corporate funds being frozen and held for adjudication. During this period, the Company was forced to request that the former owner pay the Pharmacy's operating expenses.  At no time after the Company opened new accounts did the former owner cooperate with the transference or willingly relinquish control of the Pharmacy's operating cash flow or incoming cash revenues. As a result, an extensive reconciliation was performed to determine what amounts were collected and paid by the former owner, and what amounts were due to the Company.  The reconciliation resulted in over $412,000 owed to the Company from the former owner.  The reconciliation and underlying documentation went under judicial review, and on July 24, 2017, the Company was notified that the results of the review were in favor of the Company in the amount of $412,948.  A judgment is pending for the order of $412,948 owed to the Company from the former owner.

US Postal Service Interference

The former owner continued to interfere in the transference of control of the Pharmacy by submitting change of address forms to the US Postal Service, wherein the former owner diverted the Pharmacy mail to her home address.  Once this was discovered and rectified with the post office, the former owner filed another change of address to divert mail to a post office box.  During these periods of time, the former owner received check payments and negotiated the checks by opening up a bank account utilizing a DBA, "Roxsan Pharmacy."  The Company was able to identify some of the checks the former owner negotiated by directly contacting the payer and receiving copies of the cancelled checks, with the former owner's signature endorsement and account number on the check.

Description of Business

The Company’s principal focus is on personalized patient care through the use of the Company’s pharmacy, RoxSan, and eventually through the Parallax Diagnostics' medical diagnostic testing platform capable of diagnosing and monitoring several health issues.  The Company has the following two business segments: Retail Pharmacy Services (RPS) and Corporate.

Retail Pharmacy Services (RPS)

The RPS provides a full range of pharmacy services including retail, compounding and fertility medications.

The RPS generates net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. The RPS also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty and cosmetics products, seasonal merchandise and convenience foods, through the Company’s pharmacy.

The pharmacy is fully licensed and qualified to conduct business in over 40 US States.

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

Management

Parallax is led by experienced veterans from the healthcare, technology, finance and management fields.  The Company's disciplined and organized approach is balanced by its optimism for the future, and the opportunities present in the current healthcare market. The Parallax team is grounded in a belief that success in business is built on a combination of research, planning and execution.

The Parallax Business Model

In 60 years, healthcare has transitioned from a direct relationship between doctor and patient, to one that has patients separated from their doctors by the introduction of a huge number of stakeholders, ranging from health insurers, employers, pharmacy benefit managers, imaging, diagnostic testing, lawyers, specialist and a plethora of others.  The patient and healthcare provider both want the same thing: information, quality of service, transparency, value for their hard-earned dollars, and more time in their day.

Parallax believes that its products and services can provide solutions that mitigate rising costs, reduce waste in spending through transparency, reduce the amount of unnecessary services, and increase the health and wellness of patients before they are sick.

Parallax has developed, acquired and licensed multiple platforms, proprietary and exclusive, that provide services and products, across the healthcare continuum.  These platforms are designed to allow for multiple points of reciprocal consideration, through innovative business models, that provide patients with increased quality of services and products, at reduced cost of time and money.  They also provide healthcare providers with increased access to their patients, the ability to deliver better and more efficient service and increase their income from the services they supply.

Though Parallax’s multiple operations are focused in separate vertical markets, Parallax has designed its business model to allow for cross-pollination and reciprocal transfer of value at multiple points in their respective economic food chains.

The Company's business operations generate revenue, currently, from its compounding, retail and fertility business, and through multiple economic models ranging from cash payment to insurance reimbursement to rebates from pharmaceutical companies.

Operational Structure and New Business Units

Management developed a system of operations that focused on differentiating unique business markets for RoxSan services and developed additional areas of focus:  Currently, RoxSan operates four distinct business units comprised of:

• RoxSan Compound Pharmacy (“Compounding”)	• RoxSan Anti-Aging (“RoxSan Anti-Aging”)
• RoxSan Fertility Group (“RoxSan Fertility”)	• RoxSan Retail Pharmacy (“RoxSan Retail”)

Shortly after RoxSan's acquisition in August 2015, management determined that there were several areas that required immediate attention.

Pharmacy Compliance

Management created the position of Director of Compliance at RoxSan and put a senior pharmacist as the Director.  Management developed a strategic plan covering its Regulatory Compliance goals.  The first goal was to create foundational standard operating procedures in the filling, processing, and shipping of prescriptions.

Under this program an audit report (Audit report) was discovered that was previously discarded by the prior ownership as having “no relevance” as to the results of the findings in that audit. This audit was part of a due diligence requirement imposed by the Company upon the prior owner before the acquisition, which was to have a third-party organization verify that the pharmacy was operating within compliance of state regulatory demands. The Audit Report dated prior to the acquisition, which was discovered in abandoned files, indicated that several areas of operation of the pharmacy were in violation of the most fundamental compliance rules, and strict warnings as to the consequences of what would happen to the pharmacy’s licenses if these areas were not immediately corrected. No corrections to the most serious violations had been performed by the prior owner, and the Seller did not provide this “material” information while in due diligence prior to the acquisition. All areas recommended in the Report to be corrected, were in fact implemented by the current ownership.

State Pharmacy Licenses

The former owner had developed a well-documented contentious relationship with the California Board of Pharmacy as well as a number of other states in which the previous owner was accused of regulatory violations.  There were states that had suspended RoxSan’s Licenses under the prior ownership to operate in their state.   The new management began an aggressive program in each state, to appeal to the State Pharmacy Boards to reinstate the licenses. It became apparent that many individual members on several state Boards of Pharmacy, including the California Board of Pharmacy, the Nevada Board of Pharmacy and the Arizona Board of Pharmacy, had an extremely negative perception of Ms. Melamed. With the new management entering into the picture, the negative perception became extremely positive toward RoxSan’s new ownership, and its new Compliance Program.  Thus far, RoxSan has obtained pharmacy licenses in over 40 US states, and is seeking to obtain licensing in the remaining states.

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

NOTE: The following sections of this annual report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc. (formerly, Endeavor Sciences, Inc.) and RoxSan Pharmacy, Inc., unless otherwise indicated.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2015 and 2014, which are included herein. The financial information provided includes the accounts of the Company and its wholly owned subsidiaries, Parallax Diagnostics, Inc. (formerly Endeavor Sciences, Inc.) and RoxSan Pharmacy, Inc., on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

	For the year ended
	December 31, 2015	December 31, 2014
Revenue	$11,579,720	$––
Cost of sales	$9,874,244	$––
Gross profit (loss)	$1.705,476	$––
Sales, marketing, and pharmacy expenses	$1,061,069	$––
General and administrative expenses	$1,906,488	$866,646
Operating (loss)	$(1,262,081)	$(866,646)
Loss on disposal of assets	$(10,155)	$––
Discount amortization	$(2,233,741)	$(194,753)
Interest expense	$(213,921)	$(51,798)
Net loss	$(3,419,898)	$(1,113,197)

Revenue

Revenue in the amount of $11,579,720 consists primarily of pharmaceutical sales related to the Company's pharmacy operations for the period August 13, 2015 through December 31, 2015. The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $9,874,244 consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations for the period August 13, 2015 through December 31, 2015.  The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the year ended
	December 31, 2015	December 31, 2014	Variances
Legal, accounting, and management services	$865,954	$236,744	$629,210
Stock compensation/stock option amortization	58,024	384,808	(326,784)
Salaries, taxes and benefits	477,181	236,550	240,631
Depreciation and amortization	77,905	7,988	69,917
Rent expense-office	52,414	––	52,414
Travel, meals and entertainment	79,721	––	79,721
Publicity and promotion	105,923	––	105,923
Office supplies and miscellaneous expenses	189,365	556	188,809
Total general and administrative expenses	$1,906,487	$866,646	$1,039,841

General and administrative expenses in the amount of $1,906,487 for the year ended December 31, 2015, were comprised of $865,954 in legal, accounting and management fees, $58,024 in stock compensation/stock option amortization, $477,181 in salaries and related taxes and benefits, $77,905 in depreciation and amortization, $52,414 in rent expense, $79,721 in travel, meals and entertainment, $105,923 in publicity and promotion, and $189,365 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $866,646 for the year ended December 31, 2014, were comprised of $236,744 of legal and accounting fees, $384,808 in stock compensation, $236,550 in salaries and related taxes and benefits, $7,988 in depreciation and amortization, and $556 in office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2015 were $1,906,487 as compared to $866,646 for the year ended December 31, 2014, which resulted in an increase in general and administrative expenses for the current year of $1,039,841.

Significant changes in general and administrative expenses of $1,039,841 during the year 2015 compared to 2014 were attributable to the following items

•

an increase in legal, accounting and consulting services of $629,210, primarily due to an increase in legal costs of $258,942 resulting from legal counsel retained for pending litigation matters; and an increase in accounting fees of $133,079 due to a change in audit firms and additional audit work required related to acquisitions;  an increase in management fees of $210,189 resulting from additional consultants retained for corporate management and business operations, and an increase of $27,000 for additional miscellaneous staffing;

•

a decrease in stock compensation/stock option amortization of $326,784, primarily due to stock compensation of $384,808 expensed in 2014, compared to none in the current year; and the issuance of stock options in the current year, resulting in amortization of $58,024, compared to none in the prior year; and

•

an increase in management salaries and fees, and related taxes and benefits of $240,631, primarily due to an increase in officer compensation of $61,803; an increase in related payroll taxes of $20,607; and staff compensation of $68,346 and employee benefits of $89,875 in the current year, compared to none in the prior year; and

•

an increase in depreciation and amortization of $69,917, primarily due to the acquisition of additional fixed assets, resulting in additional depreciation of $7,417; and the acquisition of intangible assets, resulting in amortization expense of $62,500; and

•

an increase in rent expense for office space of $52,414, travel, meals and entertainment of $79,721, and publicity and promotion of $105,923 in the current year, compared to none in the prior year; and

•

an increase in office supplies and miscellaneous expenses of $189,365, due to an increase in automobile expense of $11,395, bad debt expense of $35,579, computer and internet costs of $13,453, dues and subscriptions of $12,207, insurance expense of $21,640, parking of $16,335, pension plan administrative costs of $16,188, and communication costs of $16,968, compared to none in the prior year; and an increase in other general office expenses of $45,041.

General and administrative expenses for both 2015 and 2014 were incurred for the purpose of advancing the Company closer to its financing and operating goals in the bio-medical sector, as well as the business operations of the Pharmacy between August 13, 2015 through December 31, 2015.

Net Loss

During the year ended December 31, 2015, the Company incurred a net loss of $3,719,818 compared with a net loss of $1,113,197 for the year ended December 31, 2014. The increase in net loss of $2,606,701 is attributable to an increase in gross profits of $1,705,476, an increase in sales, marketing and pharmacy expense of $1,061,069; an increase in general and administrative expenses of $1,039,842; a loss on the disposal of equipment of $10,155, an increase in amortization of discounts on notes payable of $2,038,988, and an increase in other interest expense of $162,123.

Liquidity and Capital Resources

Working Capital	At December 31,		Increase
	2015	2014	(Decrease)
Current assets	$3,749,311	$513	$3,748,798
Current liabilities	2,921,812	1,501,458	1,420,354
Working capital (deficit)	$827,499	$(1,500,945)	$2,328,444

As at December 31, 2015, the Company had cash in the amount of $912,399 compared to $513 as of December 31, 2014.

The Company had working capital of $827,499 as of December 31, 2015, compared to a working capital deficit of $1,500,945 at December 31, 2014. The increase in working capital of $2,328,444 is primarily attributable to an increase in cash of $911,886, accounts receivable of $1,449,554, rebates receivable of 424,066, inventory of $831,156, employee advances of $21,800, and prepaid expenses of $110,336; and an increase in accounts payable and accrued expenses of $2,485,334 and related party payable of $30,047; and reclassification of $1,095,027 from short term notes payable to long term notes payable.

Cash Flows	For the year ended		Increase
	December 31, 2015	December 31, 2014	(Decrease)
Net cash used in operating activities	$(648,836)	$(56)	$(648,780)
Net cash used in investing activities	(7,659)	––	(7,659)
Net cash provided by financing activities	1,568,381	––	1,568,381
Increase (decrease) in cash	$911,886	$(56)	$911,942

Cash Flows from Operating Activities

During the year ended December 31, 2015, the Company used $648,836 of cash flow for operating activities, compared with $56 for the year ended December 31, 2014. The increase in cash used for operating activities of $648,780 is primarily attributable to an increase in the net loss from operations of $2,606,701; an increase in depreciation and amortization of $69,917; a loss on the disposal of assets of $10,155, a decrease in stock compensation/stock option amortization of $326,784; an increase in discount amortization of $2,038,988; an increase in bad debt allowance of $8,412,853; a decrease in related party accruals converted to notes payable of $102,404; an increase in accounts receivable of $10,310,865; a decrease in inventories of $82,680; an increase in prepaid expenses of $104,638; an increase in other assets of $750; an increase in accounts payable and accrued expenses of $2,382,152; and a decrease in related party payables of $193,383.

Cash Flows from Investing Activities

During the years ended December 31, 2015, the Company used $7,659 of cash flow for investing activities, compared to none for the year ended December 31, 2014.  The increase in cash used for investing activities is the result of the Company's purchase of professional equipment in the amount of $7,659.

Cash Flows from Financing Activities

During the year ended December 31, 2015, the Company was provided with $1,568,381 of cash flow from financing activities compared with none during the year ended December 31, 2014. The increase in cash flows provided from financing activities of $1,568,381 is attributable to proceeds from notes payable of $2,000,00, repayment of notes payable of $169,599, repayment of related party notes payable of $300,000, and proceeds from the issuance of common stock of $37,980.

As at December 31, 2015 and 2014, respectively, related parties are due a total of $1,240,864 and $958,615, consisting of $120,800 and $75,800 in accrued compensation; $12,810 and $27,763 in cash advances to the Company for operating expenses; and $1,107,254 and $855,052 in related party convertible notes payable, net of unamortized discounts.

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,107,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 7% per annum, mature between and December 31, 2015 and July 31, 2017, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $474,394 was classified as discounts on the notes. During the year ended December 31, 2015 and 2014, respectively, the Company expensed $278,741 and $194,753 in discount amortization.  As of December 31, 2015 and 2014, respectively, $0 and $278,741 in unamortized discounts remained.  During the years ended December 31, 2015 and 2014, respectively, interest in the amount of $70,646 and $34,418 was expensed.  As of December 31, 2015 and 2014, respectively, a total of $107,897 and $37,251 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, and net revenues generated from the sale of prescription pharmaceuticals.

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

Personnel

As of December 31, 2015, the Company had 34 employees, excluding its directors and executive officers. Currently, the Company - has 22 employees, excluding its directors and executive officers.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $6,714,776, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms. There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2015 and 2014, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of December 31, 2015 and 2014, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

There were no outstanding derivative financial instruments as of December 31, 2015 and 2014.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015 and 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Not Yet Adopted:

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

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 is part of the Simplification Initiative, and its objective is to simplify the measurement of inventory.  This Update applies to inventory that is measured using FIFO or average cost, and requires an entity measure inventory at the lower of cost and net realizable value.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is evaluating the effect, if any, adoption of ASU No. 2015-11 will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.  ASU 2015-16 is part of the Simplification Initiative, and eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company is evaluating the effect, if any, adoption of ASU No. 2015-16 will have on its consolidated financial statements.

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

Seale and Beers, CPAs

Las Vegas, Nevada

March 27, 2015

8250 W. Charleston Blvd., Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

DAVE BANERJEE, CPA

An Accountancy Corporation – Member AICPA and PCAOB

21860 Burbank Blvd., Suite 150, Woodland Hills, CA 91367● (818) 657-0288● FAX (818) 657-0299● (818) 312-3283

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Parallax Health Sciences, Inc., (“Company”) and subsidiaries as of December 31, 2015, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The financial statements of Parallax Health Sciences, Inc., as of December 31, 2014, were audited by other auditors whose report dated March 27, 2015, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Parallax Health Sciences, Inc., and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and recurring negative cash flow from operating activities and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dave Banerjee CPA, an Accountancy Corporation

Dave Banerjee CPA

An Accountancy Corporation.

Woodland Hills, California

June 14, 2017

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$912,399	$513
Accounts receivable, net	1,449,554	––
Rebates receivable	424,066	––
Inventories	831,156	––
Employee advances	21,800	––
Prepaid expenses	110,336	––
Total current assets	3,749,311	513

Loans receivable-long-term	176,884	––
Property and equipment, net	116,531	9,527
Intangible assets, net	203,756	17,920
Goodwill	3,887,818	––
Deposits	22,750	––

TOTAL ASSETS	$8,157,050	$27,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,788,202	$302,868
Related party payables	133,610	103,563
Notes and loans payable	––	95,975
Convertible notes payable	––	144,000
Convertible notes payable-related party, net of unamortized discount	––	855,052
Total current liabilities	2,921,812	1,501,458

Long term liabilities
Notes and loans payable, unsecured	95,975	––
Convertible notes payable	144,000	––
Convertible notes payable, related party	1,107,254	––
Note payable, secured, net of unamortized discount	8,985,401	––
Total long term liabilities	10,332,630	––
Total liabilities	13,254,442	1,501,458

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding as of December 31, 2015 and 2014	824	824
Common stock: 250,000,000 shares authorized, $.001 par, 120,566,774 and 128,228,018 issued and outstanding as of December 31, 2015 and 2014, respectively	120,567	128,228
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	1,030,342	927,823
Subscriptions receivable	(192)	(1,338)
Accumulated deficit	(6,714,776)	(2,994,878)
Total stockholders' deficit	(5,097,392)	(1,473,498)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,157,050	$27,960

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2015	December 31, 2014

Revenue	$11,579,720	$––
Cost of sales	9,874,244	––
Gross profit	1,705,476	––

Sales, marketing, and pharmacy expenses	1,061,069
General and administrative expenses	1,906,488	866,646

Operating loss	(1,262,081)	(866,646)

Other income (expenses)
Loss on disposal of assets	(10,155)	––
Discount amortization	(2,233,741)	(194,753)
Interest expense	(213,921)	(51,798)
Total other income (expenses)	(2,457,817)	(246,551)

Net loss	$(3,419,898)	$(1,113,197)

Net (loss) per common share - basic and diluted	$(0.028)	$(0.009)

Weighted average common shares outstanding - basic and diluted	131,734,518	127,492,922

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
By Segment

	For the year ended
	December 31, 2015			December 31, 2014
	Pharmacy	Corporate	Consolidated	Pharmacy	Corporate	Consolidated

Revenue	$11,579,720	$––	$11,579,720	$––	$––	$––
Cost of sales	9,874,244	––	9,874,244	––	––	––
Gross profit	1,705,476	––	1,705,476	––	––	––

Sales, marketing, and pharmacy expenses	1,061,069	––	1,061,069	––	––	––
General and administrative expenses	1,356,068	550,420	1,906,488	––	866,646	866,646

Operating loss	(711,661)	(550,420)	(1,262,081)	––	(866,646)	(866,646)

Other income (expenses)
Loss on disposal of assets	(10,155)	––	(10,155)	––	––	––
Discount amortization	––	(2,233,741)	(2,233,741)		(194,753)	(194,753)
Interest expense	(24,194)	(189,727)	(213,921)	––	(51,798)	(51,798)
Total other income (expenses)	(34,349)	(2,423,468)	(2,457,817)	––	(246,551)	(246,551)

Net loss	$(746,010)	$(2,973,888)	$(3,719,898)	$––	$(1,113,197)	$(1,113,197)

Net (loss) per common share –– basic and diluted	$(0.006)	$(0.023)	$(0.028)	$––	$(0.009)	$(0.009)

Weighted average common shares outstanding –– basic and diluted	131,734,518	131,734,518	131,734,518	127,492,922	127,492,922	127,492,922

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
STATEMENT OF STOCKHOLDERS DEFICIT
FROM JANUARY 1, 2014 TO DECEMBER 31, 2015

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL		DEFERRED	SUBSCRIPTIONS	ACCUMULATED
	SHARES	AMOUNT	SHARES	DEFICIT	PREFERRED	COMMON	COMPENSATION	RECEIVABLE	DEFICIT	TOTAL
Balance, January 1, 2014	823,691	$824	162,765,837	$162,766	$465,843	$(68,658)	$––	$(1,146)	$(1,893,546)	$(1,333,917)

Prior period expense adjustment									11,865	11,865

Beneficial conversion feature on related party convertible debt						473,494				473,494

Cancellation of common stock			(36,462,819)	(36,463)		36,463				––

Cancellation of related party debt						103,449				103,449

Issuance of common stock to officers			1,600,000	1,600		318,400		(160)		319,840

Issuance of common stock to consultants			325,000	325		64,675		(33)		64,698

Net loss									(1,113,197)	(1,113,197)

Balance, December 31, 2014	823,691	824	128,228,018	128,228	465,843	927,823	––	(1,338)	(2,994,878)	(1,473,498)

Issuance of common stock for cash			3,798,035	3,798		34,182				37,980

Cancellation of common stock			(11,459,279)	(11,459)		10,313		1,146

Grant of stock options to officers						168,350	(168,350)

Grant of stock options to directors						116,100	(116,100)

Grant of stock options to employees						95,460	(95,460)

Amortization of stock options							58,024			58,024

Net loss									(3,719,898)	(3,719,898)

Balance, December 31, 2015	823,691	$824	120,566,774	$120,567	$465,843	$1,352,228	$(321,886)	$(192)	$(6,714,776)	$(5,097,392)

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(3,719,898)	$(1,113,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,905	7,988
Loss on disposal of assets	10,155	––
Stock compensation/stock option amortization	58,024	384,808
Discount amortization	2,233,741	194,753
Allowance for bad debt	8,412,853	––
Accruals converted to convertible notes payable	273,462	375,866
Changes in operating assets and liabilities:
Increase in trade and other receivables	(10,310,865)	––
Decrease in inventories	82,680	––
Increase in prepaid expenses	(104,638)	––
Increase in other assets	(750)	––
Increase in accounts payable and accrued expenses	2,485,332	103,180
Increase (decrease) in related party payables	(146,837)	46,546
Net cash used in operating activities	(648,836)	(56)

Cash flows from investing activities:
Purchase of professional equipment	(7,659)	––
Net cash used in investing activities	(7,659)	––

Cash flows from financing activities:
Proceeds from notes payable	2,000,000	––
Repayment of notes payable	(169,599)	––
Repayment of related party note payable	(300,000)	––
Proceeds from issuance of common shares	37,980	––
Net cash provided by financing activities	1,568,381	––

Net increase (decrease) in cash	911,886	(56)
Cash - beginning of period	513	569

Cash - end of period	$912,399	$513

NON-CASH ACTIVITIES
Note payable issued for purchase of subsidiary common stock	$20,500,000	$––
Discount on long-term note payable	$(13,345,000)	$––
Conversion of related party payable to convertible notes payable	$273,462	$1,087,693
Assignment of note payable to related party note payable	$––	$(144,000)
Change from related party to non-related party convertible note payable	$––	$144,000
Change from related party debt to non-related party debt	$––	$49,400
Discount on related party debt	$(278,740)	$(473,494)
Cancellation of related party debt	$––	$103,449
Subscriptions receivable	$(192)	$(1,338)

SUPPLEMENTAL INFORMATION
Interest paid	$24,194	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

Parallax Health Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on personalized patient care, through the Company’s wholly owned subsidiary, RoxSan Pharmacy, Inc. ("RoxSan"), and through the Company’s wholly owned subsidiary, Parallax Diagnostics Inc., which holds the right, title, and interest in perpetuity to certain point of care diagnostic tests.  The Company's diagnostic testing platform is capable of diagnosing and monitoring several health issues.

On August 13, 2015, the Company entered into an agreement with RoxSan Pharmacy, Inc., a California corporation, and its sole shareholder, Shahla Melamed, to purchase 100% of the issued and outstanding shares of RoxSan's common stock and its assets and inventory. As a result, effective August 13, 2015, RoxSan became the Company's wholly owned subsidiary (Note 11).  Concurrently, Mrs. Melamed resigned from all positions within RoxSan, and Mr. J. Michael Redmond was appointed RoxSan's President and Chief Executive Officer, and Ms. Calli Bucci its Chief Financial Officer.  Mr. Redmond and Ms. Bucci were also appointed as Chairman and member, respectively, of RoxSan’s board of directors.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $6,714,776, and working capital of $827,499, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc. (formerly Endeavor Sciences, Inc.) and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2015 and 2014, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of December 31, 2015 and 2014, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 6 and 11 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of December 31, 2015 and 2014.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), as well as customers, vendors and manufacturers.  Charges to bad debt are based on both historical write-offs and specifically identified receivables.

The activity in the allowance for doubtful accounts receivable for the years ended December 31, 2015 and 2014, is as follows:

	December 31, 2015	December 31, 2014
Beginning balance	$––	$––
Additions charged to bad debt expense for insurance claims	34,000	––
Allowance for doubtful collection of workers compensation claims	8,378,853
Write-offs charged to allowance	––	––
Ending balance	$8,412,853	$––

Management has determined that the collection of certain revenues relating to workers compensation insurance claims, in the retail value of $8,378,853, cannot be reasonably assured.  As a result, an allowance for doubtful collections of workers compensation claims in the amount of $8,378,853 has been established until such time as collection can be reasonably assured.

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

Intangible Assets

Product processes, patents and customer lists are amortized on a straight-line basis over their estimated useful lives between 10 and 20 years. See Note 4 for additional information about intangible assets.

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

Due to the Company’s recurring losses, its long-lived assets were evaluated for impairment and it was determined that future cash flows were sufficient for recoverability of the asset.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015 and 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Not Yet Adopted:

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

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 is part of the Simplification Initiative, and its objective is to simplify the measurement of inventory.  This Update applies to inventory that is measured using FIFO or average cost, and requires an entity measure inventory at the lower of cost and net realizable value.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is evaluating the effect, if any, adoption of ASU No. 2015-11 will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.  ASU 2015-16 is part of the Simplification Initiative, and eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company is evaluating the effect, if any, adoption of ASU No. 2015-16 will have on its consolidated financial statements.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	December 31, 2015	December 31, 2014
Insurance claims receivable	$999,612	$––
Workers compensation claims receivable	8,549,073	––
Customer receivables	313,722	––
Total accounts receivable	9,862,407	––

Allowance for doubtful accounts:
Allowance-insurance claims	$(34,000)	$––
Allowance-workers compensation claims	(8,378,853)	––
Total allowances for doubtful accounts receivable	(8,412,853)	––

Accounts receivable, net	$1,449,554	$––

As of December 31, 2015, the Company was owed $999,612 in insurance claims, $8,549,073 in workers compensation claims, and $313,722 in customer house account charges, for which payment has not yet received.

Customer receivable consists of $33,894 in copayments and $279,828 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.  As of December 31, 2015, $313,722 was owed from customers receivable.

Management has determined that the collection of certain revenues relating to workers compensation claims, in the retail value of $8,378,853, cannot be reasonably assured.  As a result, an allowance for the doubtful collection of workers compensation claims in the amount of $8,378,853 until such time as collection can be reasonably assured. The collectability of workers compensation claims in the amount of $170,220 can be reasonably assured.  As a result, the Company has included this amount as revenues earned on the accompanying income statement.

An allowance for doubtful collection of insurance claims has been established in the amount of $34,000.

As of December 31, 2015, accounts receivable, net of allowances for doubtful accounts, was $1,449,554.

NOTE 4. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	December 31, 2015	December 31, 2014
Appliances	$3,360	$––
Computer and office equipment	32,718	8,385
Furniture and fixtures	23,453	––
Leasehold improvements	78,881	––
Software	873	––
Medical devices and instruments	45,194	45,194
Sub-total	184,479	53,579
Less: accumulated depreciation	(57,793)	(44,052)
Property and equipment, net, before disposals	126,686	9,527
Less: disposals, net of depreciation	(10,155)	––
Property and equipment, net of disposals	$116,531	$9,527

As of December 31, 2015, the Company disposed of equipment valued at $0, and recognized a loss in the amount of $10,155.

Depreciation expense for the years ended December 31, 2015 and 2014, was $13,741 and $6,324, respectively.

NOTE 5. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	December 31, 2015	December 31, 2014
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Customer list	250,000	––
Sub-total	275,000	25,000
Accumulated amortization	(71,244)	(7,080)
Intangible assets, net	$203,756	$17,920

Amortization expense for the years ended December 31, 2015 and 2014, was $64,164 and $1,664, respectively.

NOTE 6. LOANS RECEIVABLE

Loans receivable consists of $176,884 in monies owed to the Company from the former owner of RoxSan Pharmacy through December 31, 2015.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner, and is part of the legal proceedings disclosed in Note 16. The Company is confident that it shall prevail in this matter.

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2015	December 31, 2014
Notes and loans payable, unsecured
Loans payable	$11,900	$11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Convertible notes payable	144,000	144,000

Notes payable, secured, net of unamortized discount
Note payable-merchant	1,830,401	––

Note payable	20,000,000	––
Less: unamortized discount	(13,345,000)	––
Note payable, net of unamortized discount	7,155,000
Total notes payable, secured, net of unamortized discount	8,985,401	––

Total notes and loans payable	$9,225,376	$239,975

As of December 31, 2015 and 2014, non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans, made in previous years, were for short-term overhead requirements, and are unsecured and non-interest bearing.  The notes bear interest a rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of December 31, 2015, no demand has been made.  During the year ended December 31, 2015 and 2014, respectively, interest in the amount of $7,300 and $7,300 was expensed. As of December 31, 2015 and 2014, respectively, a total of $36,812 and $29,512 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

The Kasper Group, Ltd.	$144,000	7%	$40,320	$0.25	01/01/2015

As of December 31, 2015 and 2014, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share.  As of December 31, 2015, no demand for payment or conversion has been made. During the year ended December 31, 2015 and 2014, respectively, interest in the amount of $10,080 and $10,080 was expensed.  As of December 31, 2015 and 2014, respectively, a total of $40,320 and $30,240 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 11).  The note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Principal payments are to be calculated on a quarterly basis beginning with the three-month period ending November 30, 2015, in an amount equal to 1) 75% during the first two (2) years; and 2) 60% during year three (3); of certain earnings defined within the Note as EBITDA.  All remaining principal, if any, and accrued interest still owing after three (3) years is to be paid in full at Maturity. Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase.  As a result, the difference between the face value and the estimated fair market value of the note has been classified as a discount on the note. During the year ended December 31, 2015, the Company expensed $1,955,000 in discount amortization.  As of December 31, 2015, $13,345,000 in unamortized discount remains, to be amortized over the next 32 months, to the note's maturity.  During the year ended December 31, 2015, interest in the amount of $101,702 has been expensed, and as of December 31, 2015, it is included as an accrued expense on the accompanying consolidated balance sheets.

On October 9, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 12% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the year ended December 31, 2015, payments totaling $193,792, representing $169,599 in principal and $24,193 in interest have been made. As of December 31, 2015, principal of $1,830,401 and unamortized loan fee of $215,806 remains.

During the year ended December 31, 2015 and 2014, respectively, interest on notes and loans payable in the amount of $143,275 and $17,380 has been expensed.  As at December 31, 2015 and 2014, respectively, a total of $203,027 and $59,752 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	December 31, 2015	December 31, 2014
Related party payables
Accrued compensation	$120,800	$75,800
Cash advances	12,810	27,763
Total related party payables	133,610	103,563

Convertible notes payable	1,107,254	1,133,793
Less: unamortized discount	––	(278,741)
Total convertible note payable, net of discount	1,107,254	855,052

Total related party transactions	$1,240,864	$958,615

As at December 31, 2015 and 2014, respectively, related parties are due a total of $1,240,864 and $958,615, consisting of $120,800 and $75,800 in accrued compensation; $12,810 and $27,763 in cash advances to the Company for operating expenses; and $1,107,254 and $855,052 in related party convertible notes payable, net of unamortized discounts.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Joseph M. Redmond, President	$776,154	5%	$47,134	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	331,100	7%	60,673	$0.10	12/31/2015
Total	$1,107,254		$107,897

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,107,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 7% per annum, mature between and December 31, 2015 and July 31, 2017, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $474,394 was classified as discounts on the notes. During the year ended December 31, 2015 and 2014, respectively, the Company expensed $278,741 and $194,753 in discount amortization.  As of December 31, 2015 and 2014, respectively, $0 and $278,741 in unamortized discounts remained.  During the years ended December 31, 2015 and 2014, respectively, interest in the amount of $70,646 and $34,418 was expensed.  As of December 31, 2015 and 2014, respectively, a total of $107,897 and $37,251 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into an Employment Agreement with its newly appointed President and Chief Executive Officer. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provides for options granted to purchase for 2,000,000 shares of the Company's common stock at a strike price of $0.05 per share.  The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On August 13, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into an Employment Agreement with its newly appointed Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On October 1, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into a Consulting Agreement with a former member of the board of directors.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $15,000 and customary expense allowances.  In addition, the agreement provides for options granted to purchase 500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over three (3) year period.

On October 2, 2015, the Company through its wholly owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

During the years ended December 31, 2015 and 2014, respectively, interest on related party notes payable in the amount of $70,646 and $34,418 was expensed.  As at December 31, 2015 and 2014, respectively, a total of $107,897 and $37,251 in interest has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9: CONVERTIBLE PREFERRED STOCK

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

As of December 31, 2015 and 2014, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE10. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

On January 25, 2015, pursuant to a Stock Purchase Agreement, the Company issued 3,798,035 shares of the Company's restricted common stock at $0.01 per share, for cash in the amount of $37,980.  As a result, $34,182 was recorded to paid in capital.

On December 31, 2015, the Company cancelled an unpaid stock subscription for 11,459,279 shares of the Company's restricted common stock.  As a result, paid in capital was reduced by $10,313.

As of December 31, 2015 and 2014, respectively, the Company had 120,566,774 and 128,228,018 common shares issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of December 31, 2015 and 2014, respectively, the Company had 15,989,276 and 16,473,401 warrants and 9,200,000 and 5,400,000 options issued and outstanding.

On December 6, 2015, 726,785 warrants underlying 36,339 shares of preferred stock, expired.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	1.45	$4,000,000	$0.27518
$0.41278	726,785	1.74	300,000	$0.41278
$0.41278	484,125	0.31	199,837	$0.41278
	15,989,276		$4,499,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	16,473,401	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	(726,785)	$0.41278
Outstanding at December 31, 2015	15,989.276	$0.41278

On August 13, 2015, in connection with certain executive employment agreements, the Company granted its officers options to purchase 3,500,000 common shares at $0.05 for a period of five (5) years.  The options vest quarterly over a three (3) year period, and were valued at $168,350, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.97, risk free interest rate 1.58%, and dividend yield 0%.  As of December 31, 2015, the Company expensed $21,044 in stock compensation, and recorded $147,306 in deferred compensation, to be expensed over the next 31 months.

Between October 1, 2015 and October 5, 2015, the Company granted certain members of the board of directors options to purchase 2,250,000 common shares at $0.05 for a period of five (5) years.  The options, of which 25% vested upon the grant date, and the balance vest quarterly over a two (2) year period, were valued at $116,100, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, average expected volatility 1.53, average risk-free interest rate 1.35%, and dividend yield 0%.  As of December 31, 2015, the Company expensed $29,025 in stock compensation, and recorded $87,075 in deferred compensation, to be expensed over the next 24 months.

On October 1, 2015, the Company granted certain employees options to purchase 1,850,000 common shares at $0.05 for a period of five (5) years.  The options vest quarterly over a three (3) year period, and were valued at $95,460, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, average expected volatility 1.52, average risk-free interest rate 1.37%, and dividend yield 0%. As of December 31, 2015, the Company expensed $7,955 in stock compensation, and recorded $87,505 in deferred compensation, to be expensed over the next 33 months.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	5.00	$137,500	$0.10
$0.25	225,000	0.25	56,250	$0.25
$0.05	3,500,000	3.87	175,000	$0.05
$0.05	4,100,000	4.00	205,000	$0.05
	9,200,000		$573,750	$0.16

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	1,900,000	$0.20
Issued	7,600,000	$0.05
Exercised	––	––
Expired / Cancelled	(300,000)	––
Outstanding at December 31, 2015	9,200,000	$0.16

During the year ended December 31, 2015 and 2014, respectively, a total of $379,910 and $0 in deferred compensation was recorded, and $58,024 and $0 in stock option compensation was expensed.  There remains $321,886 and $0 in deferred compensation as of December 31, 2015 and 2014, respectively, to be expensed over the next 33 months.

NOTE 12: BUSINESS ACQUISITIONS

On August 13, 2015, the Company purchased 100% of the issued and outstanding shares of RoxSan Pharmacy, Inc. common stock and its assets and inventory in exchange for a secured promissory note in the principal sum of $20.5 million (the "Acquisition Agreement").  As part of the Acquisition Agreement, all existing cash and trade receivables, and all existing debt as of August 12, 2015, remained the property/obligation of the seller.

The negotiated purchase price was based upon, among other things, the guarantee of certain revenues being collectible and contracts being in place after closing.  It was discovered after closing that, among other things, the revenues were not collectible and the contracts were not in place.  The improper disclosures by the seller during negotiations significantly affected the purchase price and related note payable, and management has determined that the purchase price and related promissory note do not fairly represent the fair market value at the date of purchase.  As a result, the company has discounted the promissory note to its estimated fair market value of $5.2 million. (Note 6).

The following represent the fair values of the assets acquired by the Company on August 13, 2015:

Inventory	$913,835
Prepaid insurance	3,108
Property and equipment	105,368
Identifiable intangibles	250,000
Goodwill	3,887,818
Security deposits	22,000
Fair market value of assets acquired	$5,200,000

The fair market value established at August 13, 2015 does not include the effects of any liabilities the seller omitted or caused the Company to incur as a result of the seller and its associates.

The goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the specialty pharmaceuticals market, the assembled workforce acquired, and the expected synergies from combining operations with RoxSan. The goodwill is nondeductible for income tax purposes.

RoxSan’s results of operations are included in the Company’s statements of operations beginning on August 13, 2015 (Note 15).  During the year ended December 31, 2015, acquisition costs of $110,000 were expensed and incurred within general and administrative expenses.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company leases office space and commercial facilities in Beverly Hills, California.  The lease agreement for the office space renews annually at a base rent of $92,880.  The commercial facilities are leased under agreements with original terms of twelve (12) years, with one (1) renewal option of twelve (12) years, and contain base monthly rent for premises plus a proportionate share of common area maintenance cost (CAM). The company also sub-leases office space for its administrative offices in Santa Monica, California, for $5,600 per month, on a month-to-month basis.

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total
2016	$382,856	$58,417	$441,274
2017	391,556	58,417	449,973
2018	400,037	58,417	458,455
2019	330,525	42,298	372,822
	$1,504,974	$217,550	$1,722,524

Rent expense for the years ended December 31, 2015 and 2014, was $155,713 and $0, respectively, including $22,456 and $0 of common area maintenance cost.

NOTE 14. INCOME TAXES

The components of the cumulative net deferred tax asset at December 31, 2015 and 2014, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2015	December 31, 2014

Income (loss) before taxes	$(3,719,898)	$(1,113,197)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(1,264,800)	$(378,500)
Non-deductible expenses	4,500	––
Change in valuation allowance	1,260,300	378,500
Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Net operating loss carried forward	$2,227,300	$1,017,000

Valuation allowance	(2,227,300)	(1,017,000)

Net deferred income tax asset	$––	$––

As at December 31, 2015, the Company had approximately $6,698,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 15. SEGMENT REPORTING

The Company has the following two business segments: Retail Pharmacy Services and Corporate. See Note 1 for a description of the Retail Pharmacy Services and Corporate segments and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment (1)	Corporate Segment	Consolidated Totals
December 31, 2015
Revenue	$11,579,720	$––	$11,579,720
Gross profit	1,705,476	––	1,705,476
Operating income (loss)	(435,771)	(826,310)	(1,262,081)
Depreciation and amortization	7,585	7,820	15,405
Discount amortization	––	2,233,741	2,233,741
Interest expense	24,194	189,727	213,921
Total assets	8,130,580	26,470	8,157,580
Goodwill	3,887,818	––	3,887,818
Additions to property and equipment	7,659	––	7,659

(1)	Pharmacy Segment commenced August 13, 2015.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2015, and has determined that there have been no events that would require disclosure, except for the following:

On July 28, 2016, 20,000,000 shares of the Company's common stock held by three (3) shareholders were cancelled and returned to treasury. As a result, $20,000 was recorded as additional paid in capital.

On September 20, 2016, pursuant to a resolution of the board of directors, the Company completed the acquisition (the "Acquisition") of QOLPOM, Inc., an Arizona corporation (“QOLPOM”) in the remote healthcare monitoring industry, in accordance with an Agreement to Purchase One Hundred Percent of the Issued and Outstanding Shares of QOLPOM, Inc. and its Assets, Inventory and Intellectual Property (the “QOLPOM Agreement”) between the Company, QOLPOM and its shareholders (the “Seller").  Pursuant to the QOLPOM Agreement, in exchange for 100% of the QOLPOM stock and 100% of QOLPOM’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

1.

stock purchase agreements for the Seller to purchase an aggregate of 5,000,000 shares of the Company’s common stock at $0.001 per share; and

2.

a cash earn-out of $2,000,000, to be derived from revenue generated from the QOLPOM business segment; and

3.

a royalty of 3% of the revenue generated by QOLPOM from its technology to a third-party non-profit organization located in Arizona; and

4.

options granted to the Sellers to purchase 2,500,000 shares of the Company's common stock, to vest quarterly over one (1) year, with the following terms:

a.

500,000 common stock options priced at $0.10.

b.

1,000,000 common stock options priced at $0.15.

c.

1,000,000 common stock options priced at $0.25.

On September 23, 2016, in connection with the Acquisition, and pursuant to the terms and conditions of the QOLPOM Agreement, the Company issued 5,000,000 shares of its restricted common stock to the QOLPOM Seller.  The shares, valued at $225,000, were issued for cash in the amount of $5,000.  As a result, $220,000 was recorded to additional paid in capital.

On September 25, 2016, pursuant to a resolution of the board of directors, the Company entered into an executive agreement for Dr. Robert Burns Arnot to join the Company as its Chief Medical Officer.  Pursuant to the executive agreement, the Company granted Dr. Arnot the right to purchase 250,000 shares of the Company’s restricted common stock at $0.001 per share, and was granted options to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share.  Concurrently, the Company entered into a revenue sharing agreement that provides for  Dr. Arnot to receive 10% of adjusted gross revenue from the certain sales generated by the Company, as defined within the agreement.

On January 20, 2017, the Company changed the name of its wholly owned subsidiary, QOLPOM, Inc., to Parallax Health Management, Inc.

On March 22, 2017, the Company formed a wholly owned subsidiary, Parallax Behavioral Health, Inc. ("PBH"), a Delaware corporation.

On May 1, 2017, pursuant to a resolution of the board of directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the "ProEventa Agreement"). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”),  Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

1.

a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock at $0.001 per share; and

2.

a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined within the agreement; and

3.

a royalty agreement, providing for a royalty of 3% of the revenues be paid to ProEventa, up to $25,000,000 in revenues, generated from the intellectual property, and

4.

a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

On May 1, 2017, in conjunction with the ProEventa Agreement, the Company entered into a consulting agreement with James Gaynor that, among other things, provides for consideration to Mr. Gaynor as follows:

1.

a stock purchase agreement to purchase 500,000 shares of the Company’s common stock at $0.001 per share; and

2.

a grant of options to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share, with the following terms:

a.

334,000 common stock options vesting on September 1, 2017.

b.

333,000 common stock options vesting on September 1, 2018.

c.

333,000 common stock options vesting on September 1, 2019.

On May 17, 2017, in connection with the ProEventa Agreement, and related consulting agreement, the Company issued 3,000,000 shares of its restricted common stock. The shares, valued at $720,000, were issued for cash in the amount of $3,000.  As a result, $717,000 was recorded to additional paid in capital.

Effective July 7, 2017, the Board of the Company has caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company. Pursuant to the Employment Agreement dated August 1, 2015, Mr. Redmond resigned from the Board of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiary, RoxSan Pharmacy, Inc.

In connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the "Agreement") with Mr. Arena dated July 7, 2017, wherein Mr. Arena’s will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of Three Hundred Fifty Thousand Dollars ($350,000) per annum in year one, of which 30% shall be deferred until certain funding goals are met; Four Hundred Twenty Five Thousand dollars ($425,000) in year two; and Five Hundred Fifty Thousand ($550,000) in year three.

Pursuant to the Agreement, Mr. Arena shall also be entitled to twice (2x) the base salary in any given year the Company's EBITDA reaches or exceeds the following: a) $1,000,000 generated by any individual division of the Company the first twelve month period following the date of the Agreement; b) $3,000,000 on a consolidated basis the second twelve month period; and c) $5,000,000 on a consolidated basis the third twelve month period. In the event the Company has not reached certain earnings/profits goals, Mr. Arena's base salary shall remain at the rate of Three Hundred Fifty Thousand Dollars ($350,000) per annum, or previous year, as the case may be, until the earnings/profits goals have been reached.

In connection with the Agreement, the Company has agreed to cause the issuance of ten million (10,000,000) shares of restricted common stock to Mr. Arena, of which 25% vests immediately upon execution of the Agreement; 25% vests one year from the date of the Agreement; 25% vests after two years from the date of the Agreement; and 25% vests when certain funding goals have been met.

Also, in connection with the Agreement, Mr. Arena shall be granted five million (5,000,000) stock options at an exercise price of twenty five cents ($0.25) per share.  The options are for a period of five years, and vest as follows: a) 25% immediately upon execution of the Agreement; b) 25% when the Company's stock trades above forty cents ($0.40) per share for a period of thirty (30) days; c) 25% when the Company's stock trades above seventy-five cents ($0.75) per share for a period of sixty (60) days; and d) 25% when the Company's stock trades at over one dollar ($1.00) per share for a period of ninety (90) days.

Legal Matters:

Following the Company’s acquisition of RoxSan Pharmacy (the “Pharmacy”), the former owner (“Melamed”) initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125705 (the “Matter”).

In the Matter, action No. SC124873, Melamed sought rescission of the August 13, 2015, Agreement, whereby the Company acquired 100% of the issued and outstanding shares of the Pharmacy and its assets and inventory (the “Purchase Agreement”).  Rescission was sought on the basis that, allegedly, in order to acquire the Pharmacy, the Company and its principals had allegedly defrauded Melamed, there had allegedly been a complete failure of consideration, and a unilateral mistake was allegedly made on the part of Melamed.

On March 17, 2017, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, (Note 6), and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.

The Company has likewise initiated legal action against Melamed and filed an action in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, et al. v. Shahla Melamed, et al., case number SC 124898.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company seeks to reduce the Secured Note due to undisclosed material changes in the business.

Subsequently filed pleadings by the Company and RoxSan in case number SC 124873 allege, among other things, that Melamed misrepresented the true earnings and source of income for the pharmacy business and had engaged in a fraudulent and illegal scheme to ship medications to states where her pharmacy was not licensed prior to the sale of the Pharmacy.

All three (3) legal matters are currently pending.

*    *    *    *    *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Dismissal of Independent Certifying Accountant

Effective October 29, 2015, Seale & Beers, CPAs (“S&B”) will no longer act as the Company’s independent registered public accounting firm, pursuant to a mutually agreed upon decision made by the Company’s Audit Committee and S&B, which was approved by the Company’s Board of Directors.

The reports of S&B regarding the Company’s financial statements for the fiscal year ended December 31, 2012, 2013 and 2014 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of S&B on the Company’s financial statements for fiscal years ended December 31, 2012, 2013 and 2014 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2012, 2013 and 2014, and during the period from January 1, 2015 to October 29, 2015, the date of dismissal, (i) there were no disagreements with S&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of S&B would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided S&B with a copy of the foregoing disclosures and requested that S&B furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed with the SEC on November 18, 2015 as Exhibit 16.1 to the Current Report on Form 8-K.

(b)	Engagement of Independent Certifying Accountant

Effective November 16, 2015, the Board of Directors of the Company engaged Dave Banerjee, CPA (“Banerjee”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2015.

During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of Banerjee, the Company (a) has not engaged Banerjee as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with Banerjee regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Banerjee concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

As of December 31, 2015, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2015:

Name	Position(s) Held	Age	Date first Elected or Appointed
J. Michael Redmond	President, Chief Executive Officer, Director (Former)	55	November 1, 2012
Calli R. Bucci	Chief Financial Officer Corporate Secretary	51	November 1, 2012 March 31, 2014
Dave Engert	Director (Former) Executive Chairman (Former)	63	November 1, 2012 October 15, 2015
Dr. Jorn Gorlach	Director (Former)	54	November 1, 2012
Anand Kumar	Director	73	November 1, 2012
E. William Withrow Jr.	Director	77	November 1, 2012

The following table represents the directors and executive officers of the Company as of the date of the filing of this Annual Report:

Name	Position(s) Held	Age	Date first Elected or Appointed
Paul R. Arena	President, Chief Executive Officer, Director	55	July 7, 2017
Calli R. Bucci	Chief Financial Officer Corporate Secretary Director	51	November 1, 2012 March 31, 2014 December 29, 2016
John L. Ogden	Director	63	December 29, 2016
Anand Kumar	Director	73	November 1, 2012
E. William Withrow Jr.	Director	77	November 1, 2012

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

On October 15, 2015, Mr. Edward W. Withrow III resigned as chairman and member of the board of directors.  This resignation did not involve any disagreement with the Company.  Mr. David M. Engert succeeded him; and served as Executive Chairman until a shareholder meeting representing over 50% of the Company's shareholders was held on December 29. 2016, wherein Mr. Engert was not re-elected.

On December 29, 2016, Mr. John L. Ogden and Ms. Calli R. Bucci were elected to serve as members of the Company's board of directors.

On April 6, 2017, the Board elected Mr. Joseph M. Redmond as Chairman, to serve until the Company’s next meeting, in accordance with the Company's bylaws, or a resignation is duly tendered.

On July 6, 2017, Mr. J. Michael Redmond was terminated as Chief Executive Officer and President of the Company and resigned as chairman and member of the board of directors, pursuant to his employment agreement.   Mr. Paul R. Arena was appointed as Chief Executive Officer and President of the Company and elected as a member of the board of directors.

On July 26, 2017, Mr. Jorn Gorlach resigned as a member of the board of directors.  This resignation did not involve any disagreements with the Company.

Background and Business Experience

Paul R. Arena – President, Chief Executive Officer, Director

Mr. Paul R. Arena, age 59, has over thirty years of executive management experience and has held senior executive positions in a number of publicly traded companies.

Mr. Arena has served as a director and as our President and Chief Executive Officer since July 2017.  Mr. Arena has held the position of Chief Executive Officer of Intellectual Property Network, LLC from April 2017 to present.  From May 2016 to present, Mr. Arena founded and owns ArenaLife, LLC and from March 1991 to present, Mr. Arena has held the positions of Chairman of the Board, Chief Executive Officer, President and owner of AIM Group, Inc.

Previously, March 2013 through January 2014 he was a Senior Managing Director of AudioEye, Inc. and then became Executive Chairman from January 2014 through March 2015. Fom June 2010 to December 2012, he held various executive positions including Chairman of the Board, Chief Executive Officer, Principal Financial Officer of Augme Technologies, Inc. and subsidiaries (now known as Hipcricket, Inc.).  From February 2002 to March 2010, Mr. Arena held various executive positions including Chairman of the Board, Chief Executive Officer, Principal Financial Officer and founder of Geos Communications (formerly i2 Telecom International) and its subsidiaries.  Mr. Arena served in various executive capacities including Chairman of the Board, Chief Executive Officer, President and founder of Cereus Technology Partners, Inc. and its subsidiaries, from May 1991 to April 2000.

We believe Mr. Arena is qualified to be the Company’s President, CEO, and director because of his extensive senior executive experience in a multitude of different technology hardware and service markets.

J. Michael Redmond – former President, Chief Executive Officer, Chairman

Mr. J. Michael Redmond, age 55, has over twenty-five years of experience in the medical device and biotech markets.

From May 2007 to June 2009, Mr. Redmond served as the Vice President of Marketing and Business Development for DxTech, Inc., a startup company focused on a disruptive model for point-of-care diagnostic testing.  As the Vice President of Marketing and Business Development, Mr. Redmond was responsible for creating and implementing the company’s business plan, raising capital and forming strategic alliances with industry partners.

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

Mr. Redmond earned a Bachelor of Arts degree from Denison University in 1983.  He lives with his family in Chicago, IL.

Calli R. Bucci, Chief Financial Officer, Corporate Secretary, Director

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

In addition to her public accounting background, Ms. Bucci held the position of Manager/Senior Accountant at Gelfand, Rennert & Feldman, a division of PriceWaterhouseCoopers, where she was responsible for all financial transactions for high net worth clientele, was liaison for annual audits, general ledger reviews and annual tax preparation.

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

Ms. Bucci concurrently holds the position of Chief Financial Officer of PearTrack Security Systems, Inc., a Nevada corporation.

Ms. Bucci attended the University of California at Berkley, majoring in Accounting.  She lives with her family in Santa Monica, California.

We believe Ms. Bucci is qualified to be the Company’s Chief Financial Officer, Secretary and Director because of her knowledge of and extensive experience in a multitude of different capacities in corporate finance, business affairs, and public markets.

Dr. Jorn Gorlach, former Director

Dr. Jorn Gorlach has over twenty years of experience in the bio-medical field. In 2001, Dr. Gorlach co-founded AAvantgarde, a management consulting firm focused on the development and support of start-up companies. Since the inception of AAvantgarde in 2001, Dr. Gorlach has also served as one of its directors.  As a co-founder and director of AAvantgarde, Dr. Gorlach is responsible for management consulting, licensing, and general operations. Since 2006, Dr. Gorlach has also served as a co-founder and director of Montecito Bio Sciences, Ltd., a diagnostics and testing company with proprietary technology for point-of-care diagnostics, testing, and data communication.  Dr. Gorlach, in his role as co-founder and director, is responsible for developing and implementing the business plan of the company.

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

We believe Dr. Gorlach is qualified to be a director of the Company because of his extensive experience in business development, project management, strategic planning, and business management in a multitude of different capacities in the bio-technology field.

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

We believe Mr. Kumar is qualified to be a director of the Company because of his extensive experience in international operations and strategic business development.

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

We believe Mr. Withrow Jr. is qualified to be a director of the Company because of his extensive experience in financial consulting and strategic business development.

John L. Ogden, Director

Mr. Ogden has more than 35 years’ experience in corporate finance, international negotiations, corporate and asset acquisition, business development and company management. Since 1995, he has been a principal and managing director of Wood Roberts, LLC, an energy corporate financial advisory firm based in Houston, Texas. Between 1985 and 1995, he managed an independent corporate financial consulting business specializing in domestic and international energy issues, providing M&A advice, and strategic corporate financial consulting services. Mr. Ogden graduated from the University of Leeds, England, with a Bachelor of Laws (honors) and is qualified as a Barrister-at-Law in England.

We believe Mr. Ogden is qualified to be a director of the Company because of his extensive experience in corporate finance and strategic business development.

David Engert, former Executive Chairman and Director

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

Identification of Significant Employees

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

Family Relationships

There are no family relationships among its directors or executive officers:

Involvement in Certain Legal Proceedings

The Company is currently attempting to settle a contractual and governance disagreement with Mr. David M. Engert, former board member and former Executive Chairman, out of court, but received a legal Complaint in May 2017.

On September 14, 2015, the US Securities and Exchange Commission and the Justice Department filed a complaint and an indictment in the Massachusetts District of the United States District Court (the "Cases") against, among others, Edward W. Withrow III, the co-founder of the Company, co-inventor of the Company's foundational patents, and one of the Company's beneficial shareholders.  The Cases allege that the individuals named within the SEC complaint engaged in activities involving the Company's securities to obtain financial benefit, and made false statements during SEC examination.  The criminal case is currently pending and set for trial on December 2, 2017.  Mr. Withrow has consistently denied all allegations of wrongdoing against him and he intends to continue to defend the case vigorously.

Except as disclosed above, the Company’s directors, executive officers and control persons, have not been involved in any of the following events during the past five years:

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

Audit Committee and Audit Committee Financial Expert

The Company established an audit committee of the board of directors comprised of John L. Ogden and E. William “Bill” Withrow Jr. The audit committee’s duties are to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2015, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2015, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)

its principal executive officer;

(b)

each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2015 and 2014.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Award	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)	($)	($)		($)
J. Michael Redmond President, CEO, Chairman (Former)	2015	124,669	20,000	None	12.025	[2]	None	None	138,462	[1]	295,156
	2014	None	None	None	None		None	None	225,865	[1]	225,865
Dave Engert Former Executive Chairman	2015	30,000	5,000	None	9,675	[3]	None	None	15,000	[3]	59,675
	2014	None	None	None	None		None	None	None		None
Calli R. Bucci Chief Financial Officer, Secretary	2015	73,427	15,000	None	9,019	[4]	None	None	60,000	[6]	157,446
	2014	None	None	None	None		None	None	60,000	[6]	60.000
Edward W. Withrow III Former Executive Chairman	2015	55,551	20,000	None	None		None	None	135,000 4,449	[1] [5]	215,000
	2014	None	None	None	None		None	None	150,000	[1]	150,000
[1]

Compensation accrued and deferred until the Company reaches certain funding goals.  Convertible promissory note(s) issued by Company for unpaid compensation plus interest of 5%-7%, with conversion feature at $0.10 per share.

[2]		Pursuant to Employment Agreement effective August 13, 2015, 2,000,000 options were granted, of which 250,000 were vested at December 31, 2015, valued at $12,025.
[3]

Pursuant to Consulting Agreement effective October 1, 2015, and Option Agreement dated October 5, 2015, a total of 750,000 options were granted, of which 125,000 were vested at December 31, 2015, valued at $9,675.

[4]		Pursuant to Employment Agreement effective August 13, 2015, 1,500,000 options were granted, of which 187,500 were vested at December 31, 2015, valued at $9,019.
[5]		Compensation payable at December 31, 2015.
[6]		Compensation accrued and deferred until the Company reaches certain funding goals.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On November 15, 2010, the Company entered into an employment agreement with its President and CEO (the “Employment Agreement”). The Employment Agreement was for an initial term of three (3) years, renewing automatically annually, and included compensation of $200,000 in year 1, $225,000 in year 2, and $250,000 in year 3. In addition, the agreement provided for options granted under the Company’s 2010 Employee Stock Option Plan to purchase 1,375,000 restricted shares of the Company’s common stock at a strike price of $0.10 per share.  The options vested quarterly over a three-year period.

On August 13, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into an Employment Agreement with its newly appointed President and Chief Executive Officer. The agreement replaces the 2010 agreement above, and any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provides for options granted to purchase for 2,000,000 shares of the Company's common stock at a strike price of $0.05 per share.  The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On August 13, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into an Employment Agreement with its newly appointed Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On August 13, 2015, in connection with the acquisition of RoxSan, the Company entered into an Employment Agreement (the "Employment Agreement") with Shahla Melamed ("Melamed"), the former owner and President of RoxSan.  Under the Employment Agreement, Melamed agreed to provide exclusive consulting services to the Company in the areas of public relations and marketing for a term of four (4) years. On March 4, 2016, the Company terminated the Employment Agreement in accordance with paragraph 3.2 Termination for Cause. The termination was the result of, among other things, Melamed's breaches in the Agreement, which were substantiated by an investigation conducted by an employment law firm retained by RoxSan.  Under the terms of the Agreement, no financial obligation resulted in the termination.

On October 1, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into a Consulting Agreement with Dave Engert, former Executive Chairman of the board of directors.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $15,000 and customary expense allowances.  In addition, the agreement provides for options granted to purchase 500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over three (3) year period.

On October 2, 2015, the Company through its wholly owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

On July 7, 2017, in connection with the change in office (see above Term of Office), the Company entered into an Executive Employment Agreement (the "Executive Agreement") with Mr. Arena dated July 7, 2017, wherein Mr. Arena’s will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of Three Hundred Fifty Thousand Dollars ($350,000) per annum in year one, of which 30% shall be deferred until certain funding goals are met; Four Hundred Twenty Five Thousand dollars ($425,000) in year two; and Five Hundred Fifty Thousand ($550,000) in year three.  In addition, Mr. Arena shall be entitled to twice (2x) the base salary in any given year the Company's EBITDA reaches or exceeds the following: a) $1,000,000 generated by any individual division of the Company the first twelve month period following the date of the Agreement; b) $3,000,000 on a consolidated basis the second twelve month period; and c) $5,000,000 on a consolidated basis the third twelve month period. In the event the Company has not reached certain earnings/profits goals, Mr. Arena's base salary shall remain at the rate of Three Hundred Fifty Thousand Dollars ($350,000) per annum, or previous year, as the case may be, until the earnings/profits goals have been reached. Further, in connection with the Agreement, the Company has agreed to cause the issuance of ten million (10,000,000) shares of restricted common stock to Mr. Arena, of which 25% vests immediately upon execution of the Agreement; 25% vests one year from the date of the Agreement; 25% vests after two years from the date of the Agreement; and 25% vests when certain funding goals have been met.  Also, in connection with the Agreement, Mr. Arena shall be granted five million (5,000,000) stock options at an exercise price of twenty five cents ($0.25) per share.  The options are for a period of five years, and vest as follows: a) 25% immediately upon execution of the Agreement; b) 25% when the Company's stock trades above forty cents ($0.40) per share for a period of thirty (30) days; c) 25% when the Company's stock trades above seventy-five cents ($0.75) per share for a period of sixty (60) days; and d) 25% when the Company's stock trades at over one dollar ($1.00) per share for a period of ninety (90) days.

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

Equity Compensation Plan

On October 1, 2010, the board of directors of the Company adopted the 2010 Employee Stock Option Plan (the “2010 Plan”).  Under the 2010 Plan, two million eight hundred thousand (2,800,000) restricted shares of common stock have been reserved for issuance upon exercise of options granted from time to time under the stock option plan. The 2010 plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. Under the 2010 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2010 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options.  As of December 31, 2015, the Company has granted options to purchase a total of 1,950,000 shares, of which 50,000 were cancelled in October 2012. In connection with the options granted, a total of $281,250 was recorded as deferred compensation, and was amortized over a 12-18-month vesting period.

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

On August 13, 2015, the Company adopted and approved the 2015 Incentive Compensation Plan ("the 2015 Plan"), wherein ten million (10,000,000) restricted shares of common stock were reserved for issuance. The 2015 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2015 Plan is currently administered by the Company's board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As of December 31, 2015, the Company has granted options to purchase a total of 7,600,000 shares. In connection with the options granted, a total of $379,910 was recorded as deferred compensation, and is being amortized over a 36-month vesting period.

Stock Options/SAR Grants

On August 13, 2015, in connection with certain executive employment agreements, the Company granted its officers options to purchase an aggregate of 3,500,000 shares of the Company's restricted common stock at a strike price of $0.05.  The options are for a period of five (5) years, and vest quarterly over a three (3) year period,

In October 2015, pursuant to a resolution of the board of directors, four (4) of the Company's board members were granted incentive options to purchase an aggregate of 2,250,000 shares of the Company' restricted common stock at a strike price o $0.05.  The options are for a period of five (5) years, vesting annually over a two (2) year period.

There were no other stock options granted to directors and officers during the years ended December 31, 2015 or 2014.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended December 31, 2015 or 2014, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

	Total Number of	Number of Options	Number of Options	Exercise	Expiration
Name	Options Granted	Vested / Exercisable	Unexercisable	Price	Date
J. Michael Redmond	1,375,000	1,375,000	––	$0.10	10/31/2020
	2,000,000	250,000	1,750,000	$0.05	08/13/2020
Calli R. Bucci	1,500,000	187,500	1,312,500	$0.05	08/13/2020
Dr. David Stark	75,000	75,000	––	$0.25	01/10/2016
Ricky Richardson	150,000	150,000	––	$0.25	01/28/2016
John L. Ogden	500,000	125,000	375,000	$0.05	10/05/2020
Edward W. Withrow Jr.	750,000	187,500	562,500	$0.05	10/05/2020
Anand Kumar	250,000	62,500	187,500	$0.05	10/05/2020
Dave Engert	750,000	187,500	562,500	$0.05	10/05/2020
RoxSan Employees	1,850,000	154,167	1,695,833	$0.05	10/01/2020
Total Outstanding	9,200,000	2,754,167	6,445,833

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has no formal plan for compensating its directors for their service in their capacity as directors. However, certain directors and officers of the Company have received stock options to purchase common shares under the Company’s 2010 Employee Stock Option Plan and 2015 Incentive Compensation Plan, and may receive additional stock options at the discretion of the Company’s board of directors.

The Company has not paid any other cash compensation or director's fees for services rendered as a director since the Company’s inception to the date of this filing.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2015, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control the Company. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2015, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Montecito BioSciences, Ltd. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	38,156,227	[2]	37.94%
Edward W. Withrow III 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	7,631,245	[2] [4] [5]	7.59%
Withrow Sinclair & Co. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,721,900	[4]	5.69%
M. Katsuka Sandoval 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	5,000,000	[5]	4.97%
AvanteGarde LLC 3194 Quarry Road Manchester, NJ 08759	4,960,310	[3]	4.93%
Jorn & Jennifer Gorlach 3194 Quarry Road Manchester, NJ 08759	4,587,747	[3]	4.55%
Calli R. Bucci 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	1,381,562 1,500,000		1.37% ESOP/ICP
J. Michael Redmond 55 W. Delaware Place Chicago, IL 60610	1,054,241 3,375,000	[6]	1.05% ESOP/ICP
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	534,187		0.53%
Dave Engert 5702 N Palo Cristi Road Paradise Valley, AZ 85253	750,000	[6]	ESOP/ICP
Anand Kumar 2901 Dorian Drive Oakton, VA 22124	250,000	[6]	ESOP/ICP
Total	69,018,419		68.63%
	6,625,000		ESOP/ICP

[1]

Based upon 100,566,774 shares, representing 120,566,774 shares issued and outstanding at December 31, 2015 less 20,000,000 shares cancelled July 28, 2016. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]	5% shareholder Montecito BioSciences Ltd. controlled by Edward W. Withrow III, 5% shareholder (47.7%) and Dr. Jorn Gorlach, a director of the Company (25%)
[3]	5% shareholder Avantgarde LLC controlled by to Dr. Jorn Gorlach, a director of the Company.
[4]	5% shareholder Withrow Sinclair & Co. controlled by to Edward W. Withrow III, 5% shareholder
[5]	5% shareholder M. Katsuka Sandoval by marriage to Edward W. Withrow III
[6]	Stock options granted under 2010 ESOP are fully vested; stock options granted under 2015 Incentive Compensation Plan are partially vested (see Outstanding Equity Awards table above)

Directors and officers as a group (4 shareholders)	7,548,737		7.51%
More than 5% ownership (5 shareholders)	61,469,682		61.12%

Total	69,018,419		68.63%

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2015, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Montecito BioSciences, Ltd. (“Montecito”) is a beneficial ownership shareholder of the Company.  The President of Montecito is also a beneficial shareholder.

Withrow Sinclair & Company (“Withrow Sinclair”) is a beneficial ownership shareholder of the Company.  The President of Withrow Sinclair is also a beneficial shareholder.

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,107,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 7% per annum, mature between and December 31, 2015 and July 31, 2017, and contains a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $474,394 was classified as discounts on the notes. During the year ended December 31, 2015 and 2014, respectively, the Company expensed $278,741 and $194,753 in discount amortization.  As of December 31, 2015 and 2014, respectively, $0 and $278,741 in unamortized discounts remained.  During the years ended December 31, 2015 and 2014, respectively, interest in the amount of $70,646 and $34,418 was expensed.  As of December 31, 2015 and 2014, respectively, a total of $107,897 and $37,251 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into an Employment Agreement with its newly appointed President and Chief Executive Officer. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provides for options granted to purchase for 2,000,000 shares of the Company's common stock at a strike price of $0.05 per share.  The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On August 13, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into an Employment Agreement with its newly appointed Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On October 1, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into a Consulting Agreement with Dave Engert, former Executive Chairman of the board of directors.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $15,000 and customary expense allowances.  In addition, the agreement provides for options granted to purchase 500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over three (3) year period.

On October 2, 2015, the Company through its wholly owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

During the years ended December 31, 2015 and 2014, respectively, interest on related party notes payable in the amount of $70,646 and $34,418 was expensed.  As at December 31, 2015 and 2014, respectively, a total of $107,897 and $37,251 in interest has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Director Independence

For purposes of determining director independence, the Company have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCQB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Dave Engert and J. Michael Redmond are not independent directors of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015 $	December 31, 2014 $
Audit Fees	24,000	11,250
Audit Related Fees	46	46
Tax Fees	0	0
All Other Fees	0	0
Total	24,046	11,296

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
10.32	Employment Agreement between Parallax Health Sciences, Inc., RoxSan Pharmacy, and Shahla Melamed dated August 13, 2015	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
10.33	Assignment Agreement between La Frontera Community Solutions, Inc. and QOLPOM Inc. dated August 25, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.34	License Royalty Agreement between La Frontera Community Solutions, Inc. and QOLPOM Inc. dated August 29, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Ganynor dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.37*	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed herewith
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
16.7	Letter from Seale & Beers, CPAs dated November 18, 2015	Filed with the SEC on November 18, 2015 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
23.2	Letter from Seale & Beers, CPA's dated March 31, 2015	Filed with the SEC on March 31, 2015 as part of the Company’s Annual Report on Form 10-K.
23.3*	Letter from Seale & Beers, CPA's dated July 20, 2017	Filed herewith.
23.4*	Letter from Dave Banerjee, CPA's dated July 25, 2017	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: July 26, 2617	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: July 26, 2617	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 26, 2617	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: July 26, 2617	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer, Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 26, 2617	/s/ Anand Kumar
Anand Kumar
Director

Dated: July 26, 2617	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: July 26, 2617	/s/ John L. Ogden
John L. Ogden
Director