Form 10-Q
period 2016-03-31
PARALLAX HEALTH SCIENCES, INC.
filed 2017-09-21
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

☐ YES      ☒   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ YES      ☒   NO

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

113,954,530 common shares issued and outstanding as of August 20, 2017

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015, on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2017.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$416,519	$912,399
Accounts receivable, net	1,207,009	1,449,554
Rebates receivable	447,541	424,066
Inventories	680,720	831,156
Employee advances	7,683	21,800
Prepaid expenses	131,640	110,336
Total current assets	2,891,112	3,749,311

Loans receivable-long-term	417,445	176,884
Property and equipment, net	154,171	116,531
Intangible assets, net	161,673	203,756
Goodwill	3,887,818	3,887,818
Deposits	22,750	22,750

TOTAL ASSETS	$7,534,969	$8,157,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,863,947	$2,788,202
Related party payables	130,256	133,610
Total current liabilities	2,994,203	2,921,812

Long term liabilities
Notes and loans payable, unsecured	95,975	95,975
Convertible notes payable	144,000	144,000
Convertible notes payable, related party	1,107,254	1,107,254
Note payable, secured, net of unamortized discount	10,150,923	7,155,000
Total long term liabilities	11,498,152	10,332,630
Total liabilities	14,492,355	13,254,442

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at March 31, 2016 and December 31, 2015	824	824
Common stock: 250,000,000 shares authorized, $.001 par, 120,566,774 issued and outstanding at March 31, 2016 and December 31, 2015	120,567	120,567
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	1,063,323	1,030,342
Subscriptions receivable	(192)	(192)
Accumulated deficit	(8,607,751)	(6,714,776)
Total stockholders' deficit	(6,957,386)	(5,097,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,534,969	$8,157,050

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2016	March 31, 2015

Revenue	$7,404,659	$––
Cost of sales	6,125,679	––
Gross profit	1,278,980	––

Sales, marketing, and pharmacy expenses	635,466
General and administrative expenses	1,061,633	139,617

Operating loss	(418,119)	(139,617)

Other income (expenses)
Discount amortization	(1,275,000)	(103,700)
Interest expense	(199,856)	(20,710)
Total other income (expenses)	(1,474,856)	(124,410)

Net loss	$(1,892,975)	$(264,027)

Net (loss) per common share - basic and diluted	$(0.016)	$(0.002)

Weighted average common shares outstanding - basic and diluted	120,566,774	130,971,043

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(1,892,975)	$(264,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,827	1,955
Stock compensation/stock option amortization	32,981	––
Discount amortization	1,275,000	103,700
Allowance for bad debt	65,776	––
Accruals converted to convertible notes payable	––	100,385
Changes in operating assets and liabilities:
Decrease in trade and other receivables	170,003	––
Decrease in inventories	150,435	––
Increase in prepaid expenses	(23,897)	––
Increase in accounts payable and accrued expenses	75,745	37,462
Increase (decrease) in related party payables	(243,913)	2,546
Net cash used in operating activities	(341,018)	(17,979)

Cash flows from investing activities:
Purchase of professional equipment	(45,384)	––
Net cash used in investing activities	(45,384)	––

Cash flows from financing activities:
Proceeds from notes payable	100,000	––
Repayment of notes payable	(209,478)	––
Proceeds from issuance of common shares	––	37,980
Net cash (used in) provided by financing activities	(109,478)	37,980

Net increase (decrease) in cash	(495,880)	20,001
Cash - beginning of period	912,399	513

Cash - end of period	$416,519	$20,514

NON-CASH ACTIVITIES
Discount on long-term secured note payable	$1,275,000	$––
Conversion of related party payable to convertible notes payable	$––	$100,385
Cancellation of common stock	$11,459	$––
Subscriptions receivable	$(192)	$(192)

SUPPLEMENTAL INFORMATION
Interest paid	$30,744	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements have been omitted.

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

On July 6, 2017, Mr. J. Michael Redmond was terminated as Chief Executive Officer and President of the Company and resigned as chairman and member of the board of directors, pursuant to his employment agreement.  Effective July 7, 2017, Mr. Paul R. Arena was appointed as Chief Executive Officer and President of the Company and elected as a member of the board of directors.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $8,607,751 and a working capital deficit of $103,091, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of March 31, 2016 and December 31, 2015, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 7 and 11 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of March 31, 2016 and December 31, 2015.

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

The activity in the allowance for doubtful accounts receivable for the three months ended March 31, 2016 and the year ended December 31, 2015, is as follows:

	March 31, 2016	December 31, 2015
Beginning balance	$8,412,853	$––
Additions charged to bad debt expense for insurance claims	––	34,000
Allowance for doubtful collection of workers compensation claims	65,776	8,378,853
Write-offs charged to allowance	––	––
Ending balance	$8,478,629	$8,412,853

Management has determined that the collection of certain revenues relating to workers compensation insurance claims, in the retail value of $8,444,629, cannot be reasonably assured.  As a result, an allowance for doubtful collections of workers compensation claims in the amount of $8,444,629 has been established until such time as collection can be reasonably assured.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2016 and December 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Not Yet Adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for the Company's annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	March 31, 2016	December 31, 2015
Insurance claims receivable	$937,179	$999,612
Workers compensation claims receivable	8,448,845	8,549,073
Customer receivables	299,614	313,722
Total accounts receivable	9,685,638	9,862,407

Allowance for doubtful accounts:
Allowance-insurance claims	$(34,000)	$(34,000)
Allowance-workers compensation claims	(8,444,629)	(8,378,853)
Total allowances for doubtful accounts receivable	(8,478,629)	(8,412,853)

Accounts receivable, net	$1,207,009	$1,449,554

As of March 31, 2016 and December 31, 2015, respectively, the Company had accounts receivable of $9,685,638 and $9,862,407, consisting of $937,179 and $999,612 in insurance claims, $8,448,845 and $8,549,073 in workers compensation claims, and $299,614 and $313,722 in customer house account charges, for which payment has not yet received.

As of March 31, 2016 and December 31, 2015, respectively, $299,614 and $313,722 was owed from customers receivable, consisting of $37,143 and  $33,894 in copayments, and $262,471 and $279,828 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.

Management has determined that, as of March 31, 2016 and December 31, 2015, respectively, the collection of certain revenues relating to workers compensation claims, in the retail value of $8,444,629 and $8,378,853, cannot be reasonably assured.  As a result, an allowance for the doubtful collection of workers compensation claims in the amount of $8,444,629 and $8,378,853 has been established until such time as collection can be reasonably assured. The collectability of workers compensation claims in the amount of $49,483 and $170,220 can be reasonably assured.  As a result, the Company has included this amount as revenues earned on the accompanying income statement.

An allowance for doubtful collection of insurance claims has been established in the amount of $34,000.

As of March 31, 2016 and December 31, 2015, respectively, accounts receivable, net of allowances for doubtful accounts, was $1,207,009 and $1,449,554.

NOTE 4. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	March 31, 2016	December 31, 2015
Appliances	$3,360	$3,360
Computer and office equipment	53,446	32,718
Furniture and fixtures	30,894	23,453
Leasehold improvements	85,921	78,881
Software	873	873
Medical devices and instruments	45,194	45,194
Sub-total	219,708	184,479
Less: accumulated depreciation	(65,537)	(57,793)
Property and equipment, net, before disposals	154,171	126,686
Less: disposals, net of depreciation	––	(10,155)
Property and equipment, net of disposals	$154,171	$116,531

During the year ended December 31, 2015, the Company disposed of equipment valued at $0, and recognized a loss in the amount of $10,155.

Depreciation expense for the three months ended March 31, 2016 and 2015, was $7,744 and $1,539, respectively.

NOTE 5. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	March 31, 2016	December 31, 2015
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Customer list	250,000	250,000
Sub-total	275,000	275,000
Accumulated amortization	(113,327)	(71,244)
Intangible assets, net	$161,673	$203,756

Amortization expense for the three months ended March 31, 2016 and 2015, was $42,083 and $416, respectively.

NOTE 6. LOANS RECEIVABLE

Loans receivable consists of $417,445 and $176,884, respectively, in monies owed to the Company from the former owner of RoxSan Pharmacy as of March 31, 2016 and December 31, 2015.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner, and is part of the legal proceedings disclosed in Note 16. The Company is confident that it shall prevail in this matter.

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2016	December 31, 2015
Notes and loans payable, unsecured
Loans payable	$11,900	$11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Convertible notes payable	144,000	144,000

Notes payable, secured, net of unamortized discount
Note payable-merchant	1,620,923	1,830,401

Note payable-bank	100,000	––

Note payable	20,500,000	20,500,000
Less: unamortized discount	(12,070,000)	(13,345,000)
Note payable, net of unamortized discount	8,430,000	7,155,000
Total notes payable, secured, net of unamortized discount	10,150,923	8,985,401

Total notes and loans payable	$10,390,898	$9,225,376

As of March 31, 2016 and December 31, 2015, non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans, made in previous years, were for short-term overhead requirements, and are unsecured and non-interest bearing.  The notes bear interest a rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of March 31, 2016 and December 31, 2015, respectively, no demand has been made.  During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, interest in the amount of $1,820 and $7,300 was expensed. As of March 31, 2016 and December 31, 2015, respectively, a total of $38,632 and $36,812 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

The Kasper Group, Ltd.	$144,000	7%	$42,833	$0.25	01/01/2015

As of March 31, 2016 and December 31, 2015, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share.  As of March 31, 2016 and December 31, 2015, respectively, no demand for payment or conversion has been made. During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, interest in the amount of $2,513 and $10,080 was expensed.  As of March 31, 2016 and December 31, 2015, respectively, a total of $42,833 and $40,320 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 11).  The note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the note has been recorded.  During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company expensed $1,275,000 and $1,955,000, respectively, in discount amortization.  As of March 31, 2016 and December 31, 2015, respectively, $12,070,000 and $13,345,000 in unamortized discount remains, to be amortized over the next 29 months, to the note's maturity.  During the three months ended March 31, 2016 and the year ended December 31, 2015, interest in the amount of $149,326 and $101,702, respectively, has been expensed.  As of March 31, 2016 and December 31, 2015, respectively, a total of $251,028 and $101,702 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

On October 9, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 12% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, payments totaling $239,478 and $193,792 have been made, representing $209,478 and $169,599 in principal and $30,000 and $24,193 in interest. As of March 31, 2016 and December 31, 2015, respectively, principal of $1,620,923 and $1,830,401 and unamortized loan fee of $185,807 and $215,806 remains.

During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, interest on notes and loans payable in the amount of $183,660 and $143,275 has been expensed.  As at March 31, 2016 and December 31, 2015, respectively, a total of $32,494 and $203,027 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	March 31, 2016	December 31, 2015
Related party payables
Accrued compensation	$122,300	$120,800
Cash advances	7,956	12,810
Total related party payables	130,256	133,610

Convertible notes payable	1,107,254	1,107,254

Total related party transactions	$1,237,510	$1,240,864

As at March 31, 2016 and December 31, 2015, respectively, related parties are due a total of $1,237,510 and $1,240,864, consisting of $122,300 and $120,800 in accrued compensation; $7,956 and $12,810 in cash advances to the Company for operating expenses; and $1,107,254 and $1,107,254 in related party convertible notes payable.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Joseph M. Redmond, President (former)	$776,154	5%	$56,808	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	331,100	7%	66,542	$0.10	12/31/2015
Total	$1,107,254		$107,897

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,107,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 7% per annum, mature between December 31, 2015 to July 31, 2017, and contain a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10.  During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, interest in the amount of $15,453 and $70,646 was expensed.  As of March 31, 2016 t December 31, 2015, respectively, a total of $123,350 and $107,897 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

During the years ended March 31, 2016 and December 31, 2015, respectively, interest on related party notes payable in the amount of $15,453 and $70,646 was expensed.  As at March 31, 2016 and December 31, 2015, respectively, a total of $123,350 and $107,897 in interest has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

As of March 31, 2016 and December 31, 2015, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE10. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

As of March 31, 2016 and December 31, 2015, the Company had 120,566,774 common shares issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of March 31, 2016 and December 31, 2015, respectively, the Company had 15,989,276 warrants and 9,035,000 and 9,200,000 options issued and outstanding.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	1.20	$4,000,000	$0.27518
$0.41278	726,785	1.49	300,000	$0.41278
$0.41278	484,125	0.06	199,837	$0.41278
	15,989,276		$4,499,837	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2015	15,989.276	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at March 31, 2016	15,989.276	$0.41278

On January 12, 2016, the Company granted a key employee 60,000 options to purchase common shares at $0.05 for a period of 5 years.  The options vest quarterly over a three (3) year period, and were valued at $1,610, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.42, risk free interest rate 1.55%, and dividend yield 0%.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	1,375,000	4.75	$137,500	$0.10
$0.05	3,500,000	3.62	175,000	$0.05
$0.05	4,100,000	3.75	205,000	$0.05
$0.05	60,000	5.00	3,000	$0.05
	9,035,000		$520,500	$0.06

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2015	9,200,000	$0.20
Issued	60,000	$0.05
Exercised	––	––
Expired / Cancelled	(225,000)	$0.25
Outstanding at March 31, 2016	9,035,000	$0.06

During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, a total of $1,610 and $379,910 in deferred compensation was recorded, and $32,981 and $58,024 in stock option compensation was expensed.  There remains $289,018 and $321,886 in deferred compensation as of March 31, 2016 and December 31, 2015, respectively, to be expensed over the next 30 months.

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

The negotiated purchase price was based upon, among other things, the guarantee of certain revenues being collectible and contracts being in place after closing.  It was discovered after closing that, among other things, the revenues were not collectible and the contracts were not in place.  The improper disclosures by the seller during negotiations significantly affected the purchase price and related note payable, and management has determined that the purchase price and related promissory note do not fairly represent the fair market value at the date of purchase.  As a result, the company has discounted the promissory note to its estimated fair market value of $5.2 million (Note 7).

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

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total
2016	$306.427	$43,813	$350,240
2017	391,556	58,417	449,973
2018	400,037	58,417	458,455
2019	330,525	42,298	372,822
	$1,428,544	$202,946	$1,631,490

Rent expense for the three months ended March 31, 2016 and the year ended December 31, 2015, was $107,834 and $155,713, respectively, including $14,604 and $22,456, respectively, of common area maintenance cost.

NOTE 14. INCOME TAXES

The components of the cumulative net deferred tax asset at March 31, 2016 and December 31, 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	March 31, 2016	December 31, 2015

Income (loss) before taxes	$(1,892,975)	$(3,719,898)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(643,600)	$(1,264,800)
Non-deductible expenses	4,000	4,500
Change in valuation allowance	639,600	1,260,300
Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

Net operating loss carried forward	$2,916,800	$2,227,300

Valuation allowance	(2,916,800)	(2,227,300)

Net deferred income tax asset	$––	$––

As at March 31, 2016 and December 31, 2015, respectively, the Company had approximately $8,579,000 and $6,698,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 15. SEGMENT REPORTING

The Company has the following two business segments: Retail Pharmacy Services and Corporate. See Note 1 for a description of the Retail Pharmacy Services and Corporate segments and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment (1)	Corporate Segment	Consolidated Totals
March 31, 2016
Revenue	$7,404,659	$––	$7,404,659
Gross profit	1,278,980	––	1,278,980
Operating income (loss)	(93,004)	(325,115)	(418,119)
Depreciation and amortization	1,955	47,872	49,827
Discount amortization	––	1,275,000	1,275,000
Interest expense	30,744	169,112	199,856
Total assets	7,510,746	24,223	7,534,969
Goodwill	3,887,818	––	3,887,818
Additions to property and equipment	45,384	––	45,384

March 31, 2015 (1)
Revenue	––	––	––
Gross profit	––	––	––
Operating income (loss)	––	(139,167)	(139,167)
Depreciation and amortization	––	1,955	1,955
Discount amortization	––	103,700	103,700
Interest expense	––	20,710	20,710
Total assets	––	46,006	46,006
Goodwill	––	––	––
Additions to property and equipment	––	––	––

(1)	Pharmacy Segment commenced August 13, 2015.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2016, and has determined that there have been no events that would require disclosure, except for the following:

On July 28, 2016, 20,000,000 shares of the Company's common stock held by three (3) shareholders were cancelled and returned to treasury. As a result, $20,000 was recorded as additional paid in capital.

On September 20, 2016, pursuant to a resolution of the board of directors, the Company completed the acquisition (the “Acquisition”) of QOLPOM, Inc., an Arizona corporation (“QOLPOM”) in the remote healthcare monitoring industry, in accordance with an Agreement to Purchase One Hundred Percent of the Issued and Outstanding Shares of QOLPOM, Inc. and its Assets, Inventory and Intellectual Property (the “QOLPOM Agreement”) between the Company, QOLPOM and its shareholders (the “Seller”).  Pursuant to the QOLPOM Agreement, in exchange for 100% of the QOLPOM stock and 100% of QOLPOM’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

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

On September 25, 2016, pursuant to a resolution of the board of directors, the Company entered into an executive agreement for Dr. Robert Burns Arnot to join the Company as its Chief Medical Officer.  Pursuant to the executive agreement, the Company granted Dr. Arnot the right to purchase 250,000 shares of the Company’s restricted common stock at $0.001 per share, and was granted options to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share.  Concurrently, the Company entered into a revenue sharing agreement that provides for Dr. Arnot to receive 10% of adjusted gross revenue from the certain sales generated by the Company, as defined in the agreement.

On December 2, 2016, in connection with a certain subscription agreement, the Company issued 10,000 shares of its Series B Preferred Stock at $5.00 per share, for cash in the amount of $50,000. Each Preferred share is convertible into twenty (20) common shares at a price of $0.25 per share, for a total of 200,000 common shares, if converted.  The subscription includes 50% warrant coverage for a period of two (2) years, to purchase 100,000 shares of the Company's common stock at a price of $0.75 per share. Dividends are payable semi-annually at a rate of 10% per annum, to be paid in cash or in kind, at the option of the Company.

On January 20, 2017, the Company changed the name of its wholly owned subsidiary, QOLPOM, Inc., to Parallax Health Management, Inc.

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B Preferred Stock at $5.00 per share, for cash in the amount of $150,000. Each Preferred share is convertible into twenty (20) common shares at a price of $0.25 per share, for a total of 600,000 common shares, if converted.  The subscription includes 50% warrant coverage for a period of two (2) years, to purchase 300,000 shares of the Company's common stock at a price of $0.75 per share. Dividends are payable semi-annually at a rate of 10% per annum, to be paid in cash or in kind, at the option of the Company.

On March 22, 2017, the Company formed a wholly owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation.

On May 1, 2017, pursuant to a resolution of the board of directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”). Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

1.

a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock at $0.001 per share; and

2.

a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

3.

a royalty agreement, providing for a royalty of 3% of the revenues be paid to ProEventa, up to $25,000,000 in revenues, generated from the intellectual property, and

4.

a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

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

Effective July 7, 2017, the Board of the Company caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc. Pursuant to the Employment Agreement dated August 1, 2015, Mr. Redmond resigned from the Board of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiary, RoxSan Pharmacy, Inc.

In connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena’s will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of Three Hundred Fifty Thousand Dollars ($350,000) per annum in year one, of which 30% shall be deferred until certain funding goals are met; Four Hundred Twenty Five Thousand dollars ($425,000) in year two; and Five Hundred Fifty Thousand ($550,000) in year three. Mr. Arena shall also be entitled to bonus compensation in the amount of twice (2x) the base salary in any given year the Company's EBITDA reaches or exceeds certain minimums, as set forth in the Agreement.  In addition, the Agreement includes a restricted stock award of ten million (10,000,000) common shares, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The Agreement also includes the grant of five million (5,000,000) stock options at an exercise price of twenty five cents ($0.25) per share.  The options are for a period of five years, and vest as follows: a) 25% immediately upon execution of the Agreement; b) 25% when the Company's stock trades above forty cents ($0.40) per share for a period of thirty (30) days; c) 25% when the Company's stock trades above seventy-five cents ($0.75) per share for a period of sixty (60) days; and d) 25% when the Company's stock trades at over one dollar ($1.00) per share for a period of ninety (90) days.

Legal Matters:

Following the Company’s acquisition of RoxSan Pharmacy (the “Pharmacy”), the former owner (“Melamed”) initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702 (the “Matter”).

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

On March 17, 2017, in the Matter, action No. SC124873, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

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

Purchase Price Dispute

Included in the Acquisition Agreement for RoxSan Pharmacy, Inc., and as part of the negotiated purchase price, were representations and warranties made by the former owner involving certain primary revenue streams and related contracts.  Shortly after the closing, however, management discovered that these representations were substantially inaccurate and/or completely false.  These inaccuracies, and the improper disclosures and/or omissions made by the former owner during negotiations, would have significantly affected the purchase price and related note payable.   As a result, among other things, management has initiated legal action against the former owner to seek a reduction in the purchase price.

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  The Company has, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.

The valuation performed does not include the effects of any liabilities the former owner omitted or damages caused to the Company as a result of the former owner and her immediate family members connected to the Pharmacy.

Control of Funds Dispute

For a period of time immediately after the closing of the Acquisition, the former owner would not relinquish control of the Pharmacy's bank accounts, and collected the Pharmacy's incoming cash revenues, refusing to transfer the funds to the new ownership. Furthermore, when the Company attempted to change the corporate records and signatories on the existing bank accounts, the former owner disputed the changes, resulting in approximately $180,000 in corporate funds being frozen and held for adjudication. During this period, the Company was forced to request that the former owner pay the Pharmacy's operating expenses.  At no time after the Company opened new accounts did the former owner cooperate with the transference or willingly relinquish control of the Pharmacy's operating cash flow or incoming cash revenues. As a result, an extensive reconciliation was performed to determine what amounts were collected and paid by the former owner, and what amounts were due to the Company.  The reconciliation resulted in over $412,000 owed to the Company from the former owner.  The reconciliation and underlying documentation went under judicial review, and on July 24, 2017, the Company was notified that the results of the review were in favor of the Company in the amount of $412,948.  A judgment is pending for the order of $412,948 owed to the Company from the former owner (See Note 3).

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, (Note 7), and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.

All above legal matters are currently pending.

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

As used in this quarterly report, the terms "we", "us", "our" and "Parallax" means Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc. and RoxSan Pharmacy, Inc., unless otherwise indicated.

Corporate History and Overview

The Company was incorporated in the State of Nevada on July 6, 2005.  On November 1, 2012, the Company, formerly Endeavor Power Corporation, and its wholly owned subsidiary Endeavor Holdings, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Parallax Diagnostics, Inc., a Nevada corporation ("Parallax Diagnostics"), whereby Parallax Diagnostics became a wholly owned subsidiary.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (“Parallax”).  (OTC:PRLX).

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

On August 13, 2015 (the "Closing Date"), pursuant to a resolution of the board of directors, the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc. ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder (the “Seller”), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity"). As a result of the Acquisition, effective August 13, 2015, RoxSan Pharmacy, Inc., a California corporation, became the Company's wholly owned subsidiary.

Purchase Price Dispute

Included in the Acquisition Agreement for RoxSan Pharmacy, Inc., and as part of the negotiated purchase price, were representations and warranties made by the former owner involving certain primary revenue streams and related contracts.  Shortly after the closing, however, management discovered that these representations were substantially inaccurate and/or completely false.  These inaccuracies, and the improper disclosures and/or omissions made by the former owner during negotiations, would have significantly affected the purchase price and related note payable.   As a result, among other things, management has initiated legal action against the former owner to seek a reduction in the purchase price.

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  The Company has, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.

The valuation performed does not include the effects of any liabilities the former owner omitted or damages caused to the Company as a result of the former owner and her immediate family members connected to the Pharmacy.

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended March 31, 2016, which are included herein.

Balance Sheet

As at March 31, 2016, the Company had total assets of $7,534,969, compared with total assets of $8,157,050 at December 31, 2015. The decrease in total assets of $622,081 is attributable to a decrease in cash of $495,880, a decrease in accounts receivable, net of allowance for doubtful accounts of $242,545, an increase in rebates receivable of $23,475, a decrease in inventories of $150,436, a decrease in employee advances of $14,117, an increase in prepaid expenses of $21,304, an increase in loans receivable of $240,561, an increase in property and equipment of $45,384, $7,744 of depreciation related to equipment, and $42,083 of amortization related to the intangible assets.

As at March 31, 2016, the Company had total liabilities of $14,492,355, compared with total liabilities of $13,254,442 at December 31, 2015. The increase in total liabilities of $1,236,913 is attributable to an increase in accounts payable and accrued expenses of $75,745, a decrease in related party payables of $3,354, a decrease in secured notes payable of $109,478, and a decrease in unamortized discount of $1,275,000.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The financial information provided includes the accounts of the Company and its wholly owned subsidiaries, Parallax Diagnostics, Inc. and RoxSan Pharmacy, Inc., on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

	For the three months ended
	March 31, 2016	March 31, 2015
Revenue	$7,404,659	$––
Cost of sales	$6,125,679	$––
Gross profit (loss)	$1,278,980	$––
Sales, marketing, and pharmacy expenses	$635,466	$––
General and administrative expenses	$1,061,633	$139,617
Operating (loss)	$(418,119)	$(139,617)
Discount amortization	$(1,275,000)	$(103,700)
Interest expense	$(199,856)	$(20,710)
Net loss	$(1,892,975)	$(264,027)

Revenue

Revenue for the three months ended March 31, 2016 in the amount of $7,404,659 consists primarily of pharmaceutical sales related to the Company's pharmacy operations. The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales for the three months ended March 31, 2016 in the amount of $6,125,679 consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.  The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		Variance
	March 31, 2016	March 31, 2015	3-month
Legal, accounting, and management services	$386,642	$77,111	$309,531
Stock compensation/stock option amortization	32,981	––	32,981
Salaries and fees, and related taxes and benefits	222,664	59,622	163,042
Depreciation and amortization	49,827	1,955	47,872
Rent expense-office	40,020	––	40,020
Travel, meals and entertainment	68,894	790	68,104
Publicity and promotion	105,194	––	105,194
Office supplies and miscellaneous expenses	155,411	139	155,272
Total general and administrative expenses	$1,061,633	$139,617	$922,016

During the three months ended March 31, 2016, the Company incurred operating expenses totaling $1,061,633, compared with $139,617 for the three months ended March 31, 2015. The increase in operating expenses of $922,016 is attributable to:

•

an increase in legal, accounting and management fees of $309,531, due to an increase in legal fees of $218,791 primarily related to the RoxSan Pharmacy acquisition; an increase of $4,490 in audit related costs; and an increase in outside consulting fees of $86,250 resulting from the engagement of additional management support; and

•

an increase in stock compensation/stock option amortization of $32,981 primarily due to the issuance of stock options in the current period resulting in amortization expense of $32,981, compared to no options issued or amortization expense for the same period in the prior year; and

•

an increase in salaries and fees, and related taxes and benefits, of $163,042, due to an increase in salaries of $76,759 and related payroll taxes of $6,358 resulting primarily from an increase in officer compensation; and an increase in outside services of $17,630 and employee benefits of $62,295, compared to no such expense for the same period in the prior year; and

•

an increase in depreciation and amortization of $47,872, due to professional equipment purchased in the current period resulting in an increase in depreciation expense of $6,205; and an increase in intangible assets resulting in an increase in amortization expense of $41,667; and

•

an increase in rent expense of $40,020 due to additional office space leased, resulting in an increase in rent of $40,020, compared to no such expense for the same period in the prior year; and

•

an increase in travel, meals and entertainment of $68,104, due to an increase in travel expenses of $44,649 and meals and entertainment of $23,455; and

•

an increase in publicity and promotion of $105,194, due to an increase in promotion of $23,736 and an increase in fertility video production support of $81,458, compared to no such expense for the same period in the prior year; and

•

an increase in office supplies and miscellaneous expenses of $155,272, due to automobile expenses of $13,302, computer and internet expenses of $7,883, insurance expense of $20,223, office supplies and expenses of $18,718, parking expense of $13,830, pension plan administrative costs of $18,525, taxes, licenses and permits of $20,243, and telephone costs of $15,433 incurred during the current period, compared to no such expense incurred for the same period last year; and an increase in miscellaneous office expenses of $27,115.

Net Loss

During the three ended March 31, 2016, the Company incurred a net loss of $1,892,975, compared with a net loss of $264,027 for the three months ended March 31, 2015. The increase in net loss of $1,628,948 is primarily attributable to an increase revenue of $7,404,659, an increase in cost of goods sold of $6,125,679, an increase in sales, marketing and pharmacy expenses of $635,466, an increase in general and administrative expenses of $922,016, an increase in discount amortization of $1,171,300, and an increase in interest expense of $179,146.

Liquidity and Capital Resources

Working Capital			Increase
	At March 31, 2016	At December 31, 2015	(Decrease)
Current Assets	$2,891,112	$3,749,311	$(858,199)
Current Liabilities	2,994,203	2,921,812	72,391
Working Capital (Deficit)	$(103,091)	$827,499	$(930,590)

As at March 31, 2016, the Company had cash in the amount of $416,519 compared to $912,399 as of December 31, 2015.

The Company had a working capital deficit of $103,091 as of March 31, 2016, compared to working capital of $827,499 as of December 31, 2015. The decrease in working capital of $930,590 is primarily attributable to a decrease in cash of $495,880, a decrease in accounts receivable, net of allowance, of $242,545, an increase in rebates receivable of $23,475, a decrease in inventory of $150,436, a decrease in employee advances of $14,117, an increase in prepaid expenses of $21,304, an increase in accounts payable and accrued expenses of $75,745, and a decrease in related party payables of $3,354.

Cash Flows
	For the three months ended		Increase
	March 31, 2016	March 31, 2015	(Decrease)
Net cash used in operating activities	$(341,018)	$(17,979)	$(323,039)
Net cash used in investing activities	(45,384)	––	(45,384)
Net cash provided by financing activities	(109,478)	37,980	(147,458)
Increase (decrease) in cash	$(495,880)	$20,001	$(515,881)

Cash Flows from Operating Activities

During the three months ended March 31, 2016, the Company used $341,018 of cash flow for operating activities compared with $17,979 for the three months ended March 31, 2015. The increase in cash used for operating activities of $323,039 is attributable an increase in net loss of $1,628,948, an increase in depreciation and amortization expense of $47,872, an increase in stock compensation/stock option amortization of $32,981, an increase in discount amortization of $1,171,300, an increase in bad debt allowance of $65,776, a decrease increase in accruals converted to related party loans of $100,385, a decrease in trade and other receivables of $170,003, a decrease in inventories of $150,435, an increase in prepaid expenses of $23,897, an increase in accounts payable and accrued expenses of $38,283, and a decrease in related party payables of $246,459.

Cash Flows from Investing Activities

During the three months ended March 31, 2016 the Company used $45,384 of cash flow for investing activities compared with $0 for the three months ended March 31, 2015. The increase in cash used for investing activities of $45,384 is attributable the purchase of professional equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, the Company used $109,478 of cash flow from financing activities, compared with being provided with $37,980 for the three months ended March 31, 2015.  The decrease in cash flows provided by financing activities is attributable to an increase in proceeds from notes payable of $100,000, an increase in repayment of notes payable of $209,478, and a decrease in proceeds of $37,980 from the sale of common stock.

During the three months ended March 31, 2016, the Company received no funds from the issuance of common shares or other equity instruments, compared to $37,980 in proceeds during the three months ended March 31, 2015.

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

The Company anticipates continuing to rely on equity sales of its common stock and preferred stock in order to continue to fund its business operations. Issuances of additional shares will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund its planned business activities.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $8,607,751, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Not Yet Adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for the Company's annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

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

As of March 31, 2016, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2016 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2015, shortly following the Company's acquisition of RoxSan, Melamed, initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702 (the “Matter”).

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

Included in the false representations made by the former owner were prescription revenues in excess of and $8 million (and $16 million prior to the change in ownership) related to workers compensation claims that the former owner warranted as collectible.  The insurance claims related to these prescriptions, which originated from and were provided to the pharmacy by the former owner's direct family members, were investigated by a third-party expert retained by the Company, and the claims were substantially identified as fraudulent.  The former owner's family member has been indicted by the Department of Justice for among other things, insurance fraud.

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  The Company has, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.

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

All above legal matters are currently pending.

The Company is currently attempting to settle a contractual and governance disagreement with Mr. David M. Engert out of court, but had received a legal Complaint in May 2017. The management of the Company believes it will prevail in this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
10.32	Employment Agreement between Parallax Health Sciences, Inc., RoxSan Pharmacy, and Shahla Melamed dated August 13, 2015	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
10.33	Assignment Agreement between La Frontera Community Solutions, Inc. and QOLPOM Inc. dated August 25, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.34	License Royalty Agreement between La Frontera Community Solutions, Inc. and QOLPOM Inc. dated August 29, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Ganynor dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
16.7	Letter from Seale & Beers, CPAs dated November 18, 2015	Filed with the SEC on November 18, 2015 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
23.2	Letter from Seale & Beers, CPA's dated March 31, 2015	Filed with the SEC on March 31, 2015 as part of the Company’s Annual Report on Form 10-K.
23.3	Letter from Seale & Beers, CPA's dated July 20, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
23.4	Letter from Dave Banerjee, CPA's dated July 25, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: September 20, 2017	/s/ Paul R. Arena
Paul R. Arena
President and Chief Executive Officer

Dated: September 20, 2017	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer