Form 10-Q
period 2016-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2017-10-04
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2016, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015, on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2017.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$174,878	$912,399
Accounts receivable, net	1,393,547	1,449,554
Rebates receivable	486,399	424,066
Inventories	463,661	831,156
Employee advances	4,212	21,800
Prepaid expenses	89,285	110,336
Total current assets	2,611,982	3,749,311

Loans receivable-long-term	412,448	176,884
Property and equipment, net	181,371	116,531
Intangible assets, net	119,590	203,756
Goodwill	3,887,818	3,887,818
Deposits	22,750	22,750

TOTAL ASSETS	$7,235,959	$8,157,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,533,683	$2,788,202
Related party payables	108,606	133,610
Total current liabilities	3,642,289	2,921,812

Long term liabilities
Notes and loans payable, unsecured	95,975	95,975
Convertible notes payable	144,000	144,000
Convertible notes payable, related party	1,107,254	1,107,254
Note payable, secured, net of unamortized discount	11,190,990	7,155,000
Total long term liabilities	12,538,219	10,332,630
Total liabilities	16,180,508	13,254,442

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at June 30, 2016, and December 31, 2015	824	824
Common stock: 250,000,000 shares authorized, $.001 par, 120,566,774 issued and outstanding at June 30, 2016, and December 31, 2015	120,567	120,567
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	1,096,326	1,030,342
Subscriptions receivable	(192)	(192)
Accumulated deficit	(10,627,917)	(6,714,776)
Total stockholders' deficit	(8,944,549)	(5,097,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,235,959	$8,157,050

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$6,812,592	$––	$14,217,251	$––
Cost of sales	6,050,647	––	12,176,326	––
Gross profit	761,945	––	2,040,925	––

Sales, marketing, and pharmacy expenses	353,427		988,893
General and administrative expenses	965,087	150,729	2,026,720	290,346

Operating loss	(556,569)	(150,729)	(974,688)	(290,346)

Other income (expenses)
Discount amortization	(1,275,000)	(103,700)	(2,550,000)	(207,400)
Interest expense	(188,597)	(22,464)	(388,453)	(43,174)
Total other income (expenses)	(1,463,597)	(126,164)	(2,938,453)	(250,574)

Net loss	$(2,020,166)	$(276,893)	$(3,913,141)	$(540,920)

Net (loss) per common share - basic and diluted	$(0.017)	$(0.002)	$(0.032)	$(0.004)

Weighted average common shares outstanding - basic and diluted	120,566,774	132,026,053	120,566,774	131,501,463

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(3,913,141)	$(540,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,179	3,910
Stock compensation/stock option amortization	65,984	––
Discount amortization	2,550,000	207,400
Allowance for bad debt	23,935	––
Accruals converted to convertible notes payable	––	201,635
Changes in operating assets and liabilities:
Increase in trade and other receivables	(12,672)	––
Decrease in inventories	367,495	––
Decrease in prepaid expenses	21,051	––
Increase in accounts payable and accrued expenses	745,481	73,940
Increase (decrease) in related party payables	(260,568)	18,017
Net cash used in operating activities	(309,256)	(36,018)

Cash flows from investing activities:
Purchase of professional equipment	(83,853)	––
Net cash used in investing activities	(83,853)	––

Cash flows from financing activities:
Proceeds from notes payable	100,000	––
Repayment of notes payable	(441,412)	––
Proceeds from issuance of common shares	––	37,980
Net cash (used in) provided by financing activities	(344,412)	37,980

Net increase (decrease) in cash	(737,521)	1,962
Cash - beginning of period	912,399	513

Cash - end of period	$174,878	$2,475

NON-CASH ACTIVITIES
Discount on long-term secured note payable	$2,550,000	$––
Conversion of related party payable to convertible notes payable	$––	$201,635
Cancellation of common stock	$11,459	$––
Subscriptions receivable	$(192)	$(192)

SUPPLEMENTAL INFORMATION
Interest paid	$62,254	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $10,627,917 and a working capital deficit of $1,030,307, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2016, and December 31, 2015, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of June 30, 2016, and December 31, 2015, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 7 and 11 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of June 30, 2016, and December 31, 2015.

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

The activity in the allowance for doubtful accounts receivable for the six months ended June 30, 2016, and the year ended December 31, 2015, is as follows:

	June 30, 2016	December 31, 2015
Beginning balance	$8,412,853	$––
Additions charged to bad debt expense for insurance claims	––	34,000
Allowance for doubtful collection of workers compensation claims	65,776	8,378,853
Collection of workers compensation claims	(41,841)
Write-offs charged to allowance	––	––
Ending balance	$8,436,788	$8,412,853

Management has determined that the collection of certain revenues relating to workers compensation insurance claims, in the retail value of $8,402,788, cannot be reasonably assured.  As a result, an allowance for doubtful collections of workers compensation claims in the amount of $8,402,788 has been established until such time as collection can be reasonably assured.

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

Property and Equipment

Property and equipment is comprised of office and computer equipment and software, furniture and fixtures, leasehold improvements, and vehicles, recorded at cost and depreciated using the double declining balance method over the estimated useful lives of 5 to 7 years. Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Application development stage costs for significant internally developed software projects are capitalized and depreciated. See Note 4 for additional information about property and equipment.

Intangible Assets

Product processes, patents and customer lists are amortized on a straight-line basis over their estimated useful lives between 10 and 20 years. See Note 5 for additional information about intangible assets.

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

Comprehensive Loss

As at June 30, 2016, and December 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  ASU 2016-10 clarifies the accounting for licenses of intellectual property as well as the identification of distinct performance obligations in a contract. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 addresses certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	June 30, 2016	December 31, 2015
Insurance claims receivable	$1,171,865	$999,612
Workers compensation claims receivable	8,464,832	8,549,073
Customer receivables	193,638	313,722
Total accounts receivable	9,830,335	9,862,407

Allowance for doubtful accounts:
Allowance-insurance claims	(34,000)	(34,000)
Allowance-workers compensation claims	(8,402,788)	(8,378,853)
Total allowances for doubtful accounts receivable	(8,436,788)	(8,412,853)

Accounts receivable, net	$1,393,547	$1,449,554

As of June 30, 2016, and December 31, 2015, respectively, the Company had accounts receivable of $9,830,335 and $9,862,407, consisting of $1,171,865 and $999,612 in insurance claims, $8,464,832 and $8,549,073 in workers compensation claims, and $193,638 and $313,722 in customer house account charges, for which payment has not yet received.

As of June 30, 2016, and December 31, 2015, respectively, $193,638 and $313,722 was owed from customers receivable, consisting of $26,057 and $33,894 in copayments, and $167,581 and $279,828 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.

Management has determined that, as of June 30, 2016, and December 31, 2015, respectively, the collection of certain revenues relating to workers compensation claims, in the retail value of $8,402,788 and $8,378,853, cannot be reasonably assured.  As a result, an allowance for the doubtful collection of workers compensation claims in the amount of $8,402,788 and $8,378,853 has been established until such time as collection can be reasonably assured. The collectability of workers compensation claims in the amount of $128,441 and $170,220 can be reasonably assured.  As a result, the Company has included this amount as revenues earned on the accompanying income statement.

An allowance for doubtful collection of insurance claims has been established in the amount of $34,000.

As of June 30, 2016, and December 31, 2015, respectively, accounts receivable, net of allowances for doubtful accounts, was $1,393,547 and $1,449,554.

NOTE 4. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	June 30, 2016	December 31, 2015
Appliances	$7,160	$3,360
Computer and office equipment	59,134	32,718
Furniture and fixtures	36,010	23,453
Leasehold improvements	104,357	78,881
Software	6,323	873
Medical devices and instruments	45,194	45,194
Sub-total	258,177	184,479
Less: accumulated depreciation	(76,806)	(57,793)
Property and equipment, net, before disposals	181,371	126,686
Less: disposals, net of depreciation	––	(10,155)
Property and equipment, net of disposals	$181,371	$116,531

During the year ended December 31, 2015, the Company disposed of equipment valued at $0, and recognized a loss in the amount of $10,155.

Depreciation expense for the six months ended June 30, 2016, and 2015, was $19,013 and $3,078, respectively.

NOTE 5. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	June 30, 2016	December 31, 2015
Products and processes	$12,500	$12,500
Trademarks and patents	12,500	12,500
Customer list	250,000	250,000
Sub-total	275,000	275,000
Accumulated amortization	(155,410)	(71,244)
Intangible assets, net	$119,590	$203,756

Amortization expense for the six months ended June 30, 2016, and 2015, was $84,166 and $832, respectively.

NOTE 6. LOANS RECEIVABLE

Loans receivable consists of $412,448 and $176,884, respectively, in monies owed to the Company from the former owner of RoxSan Pharmacy as of June 30, 2016, and December 31, 2015.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner, and is part of the legal proceedings disclosed in Note 16. The Company is confident that it shall prevail in this matter.

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2016	December 31, 2015
Notes and loans payable, unsecured
Loans payable	$11,900	$11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Convertible notes payable	144,000	144,000

Notes payable, secured, net of unamortized discount
Note payable-merchant	1,385,990	1,830,401

Note payable-bank	100,000	––

Note payable	20,500,000	20,500,000
Less: unamortized discount	(10,795,000)	(13,345,000)
Note payable, net of unamortized discount	9,705,000	7,155,000
Total notes payable, secured, net of unamortized discount	11,190,990	8,985,401

Total notes and loans payable	$11,430,965	$9,225,376

As of June 30, 2016, and December 31, 2015, non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans, made in previous years, were for short-term overhead requirements, and are unsecured and non-interest bearing.  The notes bear interest a rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of June 30, 2016, and December 31, 2015, respectively, no demand has been made.  During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $3,640 and $7,300 was expensed. As of June 30, 2016, and December 31, 2015, respectively, a total of $40,452 and $36,812 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consists of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

The Kasper Group, Ltd.	$144,000	7%	$45,346	$0.25	01/01/2015

As of June 30, 2016, and December 31, 2015, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share.  As of June 30, 2016, and December 31, 2015, respectively, no demand for payment or conversion has been made. During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $5,026 and $10,080 was expensed.  As of June 30, 2016, and December 31, 2015, respectively, a total of $45,346 and $40,320 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 11).  The note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the note has been recorded. During the six months ended June 30, 2016, and the year ended December 31, 2015, the Company expensed $2,550,000 and $1,955,000, respectively, in discount amortization.  As of June 30, 2016, and December 31, 2015, respectively, $10,795,000 and $13,345,000 in unamortized discount remains, to be amortized over the next 26 months, to the note's maturity.  During the six months ended June 30, 2016, and the year ended December 31, 2015, interest in the amount of $281,788 and $101,702, respectively, has been expensed.  As of June 30, 2016, and December 31, 2015, respectively, a total of $383,490 and $101,702 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

On October 9, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 12% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, payments totaling $504,412 and $193,792 have been made, representing $444,412 and $169,599 in principal and $60,000 and $24,193 in interest. As of June 30, 2016, and December 31, 2015, respectively, principal of $1,385,990 and $1,830,401 and unamortized loan fee of $135,807 and $215,806 remains.

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, interest on notes and loans payable in the amount of $290,454 and $143,275 has been expensed.  As at June 30, 2016, and December 31, 2015, respectively, a total of $469,288 and $203,027 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	June 30, 2016	December 31, 2015
Related party payables
Accrued compensation	$104,800	$120,800
Cash advances	3,806	12,810
Total related party payables	108,606	133,610

Convertible notes payable	1,107,254	1,107,254

Total related party transactions	$1,215,860	$1,240,864

As at June 30, 2016, and December 31, 2015, respectively, related parties are due a total of $1,215,860 and $1,240,864, consisting of $104,800 and $120,800 in accrued compensation; $3,806 and $12,810 in cash advances to the Company for operating expenses; and $1,107,254 and $1,107,254 in related party convertible notes payable.

Related party convertible notes payable consists of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Joseph M. Redmond, President (former)	$776,154	5%	$66,485	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	331,100	7%	72,320	$0.10	12/31/2015
Total	$1,107,254		$138,805

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,107,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 7% per annum, mature between and December 31, 2015 and July 31, 2017, and contain a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10.  During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $30,908 and $70,646 was expensed.  As of June 30, 2016, and December 31, 2015, respectively, a total of $138,805 and $107,897 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

During the years ended June 30, 2016, and December 31, 2015, respectively, interest on related party notes payable in the amount of $30,908 and $70,646 was expensed.  As at June 30, 2016, and December 31, 2015, respectively, a total of $138,805 and $107,897 in interest has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

As of June 30, 2016, and December 31, 2015, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE10. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

As of June 30, 2016, and December 31, 2015, the Company had 120,566,774 common shares issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of June 30, 2016, and December 31, 2015, respectively, the Company had 15,262,491 and 15,989,276 warrants and 9,035,000 and 9,200,000 options issued and outstanding.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	0.95	$4,000,000	$0.27518
$0.41278	726,785	1.24	300,000	$0.41278
	15,262,491		$4,300,000	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2015	15,989.276	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	(484,125)	$0.41278
Outstanding at June 30, 2016	15,262,491	$0.41278

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

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.10	1,375,000	4.50	$137,500	$0.10
$0.05	3,500,000	3.37	175,000	$0.05
$0.05	4,100,000	3.50	205,000	$0.05
$0.05	60,000	4.75	3,000	$0.05
	9,035,000		$520,500	$0.06

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2015	9,200,000	$0.20
Issued	60,000	$0.05
Exercised	––	––
Expired / Cancelled	(225,000)	$0.25
Outstanding at June 30, 2016	9,035,000	$0.06

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, a total of $1,610 and $379,910 in deferred compensation was recorded, and $65,984 and $58,024 in stock option compensation was expensed.  There remains $257,512 and $321,886 in deferred compensation as of June 30, 2016, and December 31, 2015, respectively, to be expensed over the next 27 months.

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

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total
2016	$229,998	$29,209	$259,206
2017	391,556	58,417	449,973
2018	400,037	58,417	458,455
2019	330,525	42,298	372,822
	$1,352,115	$188,341	$1,540,456

Rent expense for the six months ended June 30, 2016, and the year ended December 31, 2015, was $215,667 and $155,713, respectively, including $29,209 and $22,456, respectively, of common area maintenance cost.

NOTE 14. INCOME TAXES

The components of the cumulative net deferred tax asset at June 30, 2016, and December 31, 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	June 30, 2016	December 31, 2015

Income (loss) before taxes	$(3,913,141)	$(3,719,898)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(1,330,400)	$(1,264,800)
Non-deductible expenses	8,100	4,500
Change in valuation allowance	1,332,300	1,260,300
Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at June 30, 2016, and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015

Net operating loss carried forward	$3,625,300	$2,227,300

Valuation allowance	(3,625,300)	(2,227,300)

Net deferred income tax asset	$––	$––

As at June 30, 2016, and December 31, 2015, respectively, the Company had approximately $10,587,000 and $6,698,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 15. SEGMENT REPORTING

The Company has the following two business segments: Retail Pharmacy Services and Corporate. See Note 1 for a description of the Retail Pharmacy Services and Corporate segments and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment (1)	Corporate Segment	Consolidated Totals
June 30, 2016
Revenue	$14,217,251	$––	$14,217,251
Gross profit	2,040,925	––	2,040,925
Operating income (loss)	(401,444)	(573,244)	(974,688)
Depreciation and amortization	99,269	3,910	103,179
Discount amortization	––	2,550,000	2,550,000
Interest expense	67,092	321,361	388,453
Total assets	7,216,040	19,919	7,235,959
Goodwill	3,887,818	––	3,887,818
Additions to property and equipment	83,853	––	83,853

June 30, 2015 (1)
Revenue	––	––	––
Gross profit	––	––	––
Operating income (loss)	––	(290,346)	(290,346)
Depreciation and amortization	––	3,910	3,910
Discount amortization	––	207,400	207,400
Interest expense	––	43,174	43,174
Total assets	––	26,012	26,012
Goodwill	––	––	––
Additions to property and equipment	––	––	––

(1)	Pharmacy Segment commenced August 13, 2015

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2016, and has determined that there have been no events that would require disclosure, except for the following:

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

1.

stock purchase agreements for the Seller to purchase an aggregate of 5,000,000 shares of the Company’s common stock at $0.001 per share; and

2.

a cash earn-out of $2,000,000, to be derived from revenue generated from the QOLPOM business segment; and

3.

a royalty of 3% of the revenue generated by QOLPOM from its technology to a third-party non-profit organization located in Arizona; and

4.

options granted to the Sellers to purchase 2,500,000 shares of the Company's common stock, to vest quarterly over three (3) years beginning one (1) year after Closing, with the following terms:

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

On September 25, 2016, pursuant to a resolution of the board of directors, the Company entered into an executive agreement for Dr. Robert Burns Arnot to join the Company as its Chief Medical Officer.  Pursuant to the executive agreement, the Company granted Dr. Arnot the right to purchase 250,000 shares of the Company’s restricted common stock at $0.001 per share, and was granted options to purchase1,000,000 shares of common stock at a strike price of $0.05 per share.  Concurrently, the Company entered into a revenue sharing agreement that provides for  Dr. Arnot to receive 10% of adjusted gross revenue from the certain sales generated by the Company, as defined in the agreement.

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

Included in the false representations made by the former owner were prescription revenues in excess of $8 million (and $16 million prior to the change in ownership) related to workers compensation claims that the former owner warranted as collectible.  The insurance claims related to these prescriptions, which originated from and were provided to the pharmacy by the former owner's direct family members, were investigated by a third-party expert retained by the Company, and the claims were substantially identified as fraudulent.  The former owner's family member has been indicted by the Department of Justice for among other things, insurance fraud.

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

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended June 30, 2016, which are included herein.

Balance Sheet

As at June 30, 2016, the Company had total assets of $7,235,959, compared with total assets of $8,157,050 at December 31, 2015. The decrease in total assets of $921,091 is attributable to a decrease in cash of $737,521, a decrease in trade and other receivables, net of allowance for doubtful accounts of $56,007, an increase in rebates receivable of $62,333, a decrease in inventories of $367,495, a decrease in employee advances of $17,588, a decrease in prepaid expenses of $21,051, an increase in loans receivable of $235,564, an increase in property and equipment of $83,853, $19,013 of depreciation related to equipment, and $84,166 of amortization related to the intangible assets.

As at June 30, 2016, the Company had total liabilities of $16,180,508, compared with total liabilities of $13,254,442 at December 31, 2015. The increase in total liabilities of $2,926,066 is attributable to an increase in accounts payable and accrued expenses of $745,481, a decrease in related party payables of $25,004, a decrease in secured notes payable of $344,412, and a decrease in unamortized discount of $2,550,000.

Results of Operations

Three and six months ended June 30, 2016, compared to three and six months ended June 30, 2015

The financial information provided includes the accounts of the Company and its wholly owned subsidiaries, Parallax Diagnostics, Inc. and RoxSan Pharmacy, Inc., on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$6,812,592	$––	$14,217,251	$––
Cost of sales	$6,050,647	$––	$12,176,326	$––
Gross profit (loss)	$761,945	$––	$2,040,925	$––
Sales, marketing, and pharmacy expenses	$353,427	$––	$988,893	$––
General and administrative expenses	$965,087	$150,729	$2,026,720	$290,346
Operating (loss)	$(556,569)	$(150,729)	$(974,688)	$(290,346)
Discount amortization	$(1,275,000)	$(103,700)	$(2,550,000)	$(207,400)
Interest expense	$(188,597)	$(22,464)	$(388,453)	$(43,174)
Net loss	$(2,020,166)	$(276,893)	$(3,913,141)	$(540,920)

Revenue

Revenue for the three months ended June 30, 2016, in the amount of $6,812,592 consists primarily of pharmaceutical sales related to the Company's pharmacy operations.

Revenue for the six months ended June 30, 2016, in the amount of $14,217,251 consists primarily of pharmaceutical sales related to the Company's pharmacy operations.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales for the three months ended June 30, 2016, in the amount of $6,050,647consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

Costs of sales for the six months ended June 30, 2016, in the amount of $12,176,326 consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the six months ended		Variance
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	3-month	6-month
Legal, accounting, and management services	$301,436	$79,750	$688,078	$156,861	$221,686	$531,217
Stock compensation/stock option amortization	33,003	––	65,984	––	33,003	65,984
Salaries and fees, and related taxes and benefits	207,576	56,713	430,240	116,335	150,863	313,905
Depreciation and amortization	53,352	1,955	103,179	3,910	51,397	99,269
Rent expense-office	40,020	––	80,040	––	40,020	80,040
Travel, meals and entertainment	63,819	656	132,713	1,447	63,163	131,266
Publicity and promotion	90,430	300	195,624	300	90,130	195,324
Office supplies and miscellaneous expenses	175,451	11,355	330,862	11,493	164,096	319,369
Total general and administrative expenses	$965,087	$150,729	$2,026,720	$290,346	$814,358	$1,736,374

During the three months ended June 30, 2016, the Company incurred operating expenses totaling $965,087, compared with $150,729 for the three months ended June 30, 2015. The increase in operating expenses of $814,358 is attributable to:

•

an increase in legal, accounting and management fees of $221,686, due to an increase in legal fees of $124,156 primarily related to the RoxSan Pharmacy acquisition; an increase of $750 in audit related costs; and an increase in outside consulting fees of $96,780 resulting from the engagement of additional management support; and

•

an increase in stock compensation/stock option amortization of $33,003, primarily due to the issuance of stock options in the current period resulting in amortization expense of $33,003, compared to no options issued or amortization expense for the same period in the prior year; and

•

an increase in salaries and fees, and related taxes and benefits, of $150,863, due to an increase in salaries of $82,486 and related payroll taxes of $11,375 resulting primarily from an increase in officer compensation; and an increase in outside services of $14,424 and employee benefits of $42,578, compared to no such expense for the same period in the prior year; and

•

an increase in depreciation and amortization of $51,397, due to professional equipment purchased in the current period resulting in an increase in depreciation expense of $9,730; and an increase in intangible assets resulting in an increase in amortization expense of $41,667; and

•

an increase in rent expense of $40,020 due to additional office space leased, resulting in an increase in rent of $40,020, compared to no such expense for the same period in the prior year; and

•

an increase in travel, meals and entertainment of $63,163, due to an increase in travel expenses of $38,963 and meals and entertainment of $24,200; and

•

an increase in publicity and promotion of $90,130, due to an increase in promotion of $18,823, and an increase in fertility video production support of $71,307, compared to no such expense for the same period in the prior year; and

•

an increase in office supplies and miscellaneous expenses of $164,096, due to automobile expenses of $20,655, computer and internet expenses of $21,466, insurance expense of $22,748, office supplies and expenses of $18,107, parking expense of $13,750, pension plan administrative costs of $18,000, taxes, licenses and permits of $14,425, and telephone costs of $10,797 incurred during the current period, compared to no such expense incurred for the same period last year; and an increase in miscellaneous office expenses of $24,148.

During the six months ended June 30, 2016, the Company incurred operating expenses totaling $2,026,720, compared with $290,346 for the six months ended June 30, 2015. The increase in operating expenses of $1,736,374 is attributable to:

•

an increase in legal, accounting and management fees of $531,217, due to an increase in legal fees of $342,947 primarily related to the RoxSan Pharmacy acquisition; an increase of $5,240 in audit related costs; and an increase in outside consulting fees of $183,030 resulting from the engagement of additional management support; and

•

an increase in stock compensation/stock option amortization of $65,984, primarily due to the issuance of stock options in the current period resulting in amortization expense of $65,984, compared to no options issued or amortization expense for the same period in the prior year; and

•

an increase in salaries and fees, and related taxes and benefits, of $313,905, due to an increase in salaries of $159,245 and related payroll taxes of $17,733 resulting primarily from an increase in officer compensation; and an increase in outside services of $32,054 and employee benefits of $104,873, compared to no such expense for the same period in the prior year; and

•

an increase in depreciation and amortization of $99,269, due to professional equipment purchased in the current period resulting in an increase in depreciation expense of $15,935; and an increase in intangible assets resulting in an increase in amortization expense of $83,334; and

•

an increase in rent expense of $80,040 due to additional office space leased, resulting in an increase in rent of $80,040, compared to no such expense for the same period in the prior year; and

•

an increase in travel, meals and entertainment of $131,266, due to an increase in travel expenses of $83,612 and meals and entertainment of $47,654; and

•

an increase in publicity and promotion of $195,324, due to an increase in promotion of $42,558 and an increase in fertility video production support of $152,766, compared to no such expense for the same period in the prior year; and

•

an increase in office supplies and miscellaneous expenses of $319,379, due to automobile expenses of $33,957, computer and internet expenses of $29,349, insurance expense of $42,971, office supplies and expenses of $36,825, parking expense of $27,580, pension plan administrative costs of $36,525, taxes, licenses and permits of $35,336, and telephone costs of $26,230 incurred during the current period, compared to no such expense incurred for the same period last year; and an increase in miscellaneous office expenses of $50,596.

Net Loss

During the three months ended June 30, 2016, the Company incurred a net loss of $2,020,166, compared with a net loss of $276,893 for the three months ended June 30, 2015. The increase in net loss of $1,743,273 is primarily attributable to an increase revenue of $6,812,592, an increase in cost of goods sold of $6,050,647, an increase in sales, marketing and pharmacy expenses of $353,427, an increase in general and administrative expenses of $814,358, an increase in discount amortization of $1,171,300, and an increase in interest expense of $166,133.

During the six months ended June 30, 2016, the Company incurred a net loss of $3,913,141, compared with a net loss of $540,920 for the six months ended June 30, 2015. The increase in net loss of $3,372,221 is primarily attributable to an increase revenue of $14,217,251, an increase in cost of goods sold of $12,176,326, an increase in sales, marketing and pharmacy expenses of $988,893, an increase in general and administrative expenses of $1,736,374, an increase in discount amortization of $2,342,600, and an increase in interest expense of $345,279.

Liquidity and Capital Resources

Working Capital			Increase
	At June 30, 2016	At December 31, 2015	(Decrease)
Current Assets	$2,611,982	$3,749,311	$(1,137,329)
Current Liabilities	3,642,289	2,921,812	720,477
Working Capital (Deficit)	$(1,030,307)	$827,499	$(1,857,806)

As at June 30, 2016, the Company had cash in the amount of $174,878 compared to $912,399 as of December 31, 2015.

The Company had a working capital deficit of $1,030,307 as of June 30, 2016, compared to working capital of $827,499 as of December 31, 2015. The decrease in working capital of $1,857,806 is primarily attributable to a decrease in cash of $737,521, a decrease in trade and other receivables, net of allowance, of $56,007, an increase in rebates receivable of $62,333, a decrease in inventory of $367,495, a decrease in employee advances of $17,588, a decrease in prepaid expenses of $21,051, an increase in accounts payable and accrued expenses of $745,481, and a decrease in related party payables of $25,004.

Cash Flows	For the six months ended		Increase
	June 30, 2016	June 30, 2015	(Decrease)
Net cash used in operating activities	$(309,256)	$(36,018)	$(273,238)
Net cash used in investing activities	(83,853)	––	(83,853)
Net cash provided by financing activities	(344,412)	37,980	(382,392)
Increase (decrease) in cash	$(737,521)	$1,962	$(739,483)

Cash Flows from Operating Activities

During the six months ended June 30, 2016, the Company used $309,256 of cash flow for operating activities compared with $36,018 for the six months ended June 30, 2015. The increase in cash used for operating activities of $273,238 is attributable an increase in net loss of $3,372,221, an increase in depreciation and amortization expense of $99,269, an increase in stock compensation/stock option amortization of $65,984, an increase in discount amortization of $2,342,600, an increase in bad debt allowance of $23,935, a decrease in accruals converted to related party loans of $201,635, an increase in trade and other receivables of $12,672, a decrease in inventories of $367,495, a decrease in prepaid expenses of $21,051, an increase in accounts payable and accrued expenses of $671,541, and a decrease in related party payables of $278,585.

Cash Flows from Investing Activities

During the six months ended June 30, 2016, the Company used $83,853 of cash flow for investing activities compared with $0 for the six months ended June 30, 2015. The increase in cash used for investing activities of $83,853 is attributable the purchase of professional equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, the Company used $344,412 of cash flow from financing activities, compared with being provided with $37,980 for the six months ended June 30, 2015.  The decrease in cash flows provided by financing activities is attributable to an increase in proceeds from notes payable of $100,000, an increase in repayment of notes payable of $444,412, and a decrease in proceeds of $37,980 from the sale of common stock.

During the six months ended June 30, 2016, the Company received no funds from the issuance of common shares or other equity instruments, compared to $37,980 in proceeds during the six months ended June 30, 2015.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $10,627,917, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Included in the Acquisition Agreement for RoxSan Pharmacy, Inc., and as part of the negotiated purchase price, were representations and warranties made by the former owner involving certain primary revenue streams and related contracts.  Shortly after the closing, however, management discovered that these representations were substantially inaccurate and/or completely false.  These inaccuracies, and the improper disclosures and/or omissions made by the former owner during negotiations, would have significantly affected the purchase price and related note payable issued under the Acquisition Agreement.   Mnagement engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20,500,000 does not fairly represent the fair market value at the date of purchase.  The Company has, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.  The discount is being amortized over thirty-six (36) months.

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

As of June 30, 2016, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2015, shortly following the Company's acquisition of RoxSan, Melamed initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702 (the “Matter”).

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

Included in the false representations made by the former owner were prescription revenues in excess of $8 million (and $16 million prior to the change in ownership) related to workers compensation claims that the former owner warranted as collectible.  The insurance claims related to these prescriptions, which originated from and were provided to the pharmacy by the former owner's direct family members, were investigated by a third-party expert retained by the Company, and the claims were substantially identified as fraudulent.  The former owner's family member has been indicted by the Department of Justice for among other things, insurance fraud.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
10.32	Employment Agreement between Parallax Health Sciences, Inc., RoxSan Pharmacy, and Shahla Melamed dated August 13, 2015	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
10.33	Assignment Agreement between La Frontera Community Solutions, Inc. and QOLPOM Inc. dated August 25, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K.
10.34	License Royalty Agreement between La Frontera Community Solutions, Inc. and QOLPOM Inc. dated August 29, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K.
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
16.7	Letter from Seale & Beers, CPAs dated November 18, 2015	Filed with the SEC on November 18, 2015 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
23.2	Letter from Seale & Beers, CPA's dated March 31, 2015	Filed with the SEC on March 31, 2015 as part of the Company’s Annual Report on Form 10-K.
23.3	Letter from Seale & Beers, CPA's dated July 20, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
23.4	Letter from Dave Banerjee, CPA's dated July 25, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: October 4, 2017	/s/ Paul R. Arena
Paul R. Arena
President and Chief Executive Officer

Dated: October 4, 2017	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer