Form 10-Q
period 2016-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2017-11-29
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

129,854,530 common shares issued and outstanding as of October 31, 2017

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2016, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015, on Form 10-K, as filed with the Securities and Exchange Commission on July 27, 2017.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$111,327	$912,399
Accounts receivable, net	1,020,444	1,449,554
Rebates receivable	64,667	424,066
Inventories	528,207	831,156
Employee advances	6,906	21,800
Prepaid expenses	144,473	110,336
Total current assets	1,876,024	3,749,311

Loans receivable-long-term	477,271	176,884
Property and equipment, net	177,211	116,531
Intangible assets, net	2,073,972	203,756
Goodwill	4,030,235	3,887,818
Deposits	22,750	22,750

TOTAL ASSETS	$8,657,463	$8,157,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,682,479	$2,788,202
Pension plan contribution payable	6,882
Related party payables	203,450	133,610
Total current liabilities	3,892,811	2,921,812

Long-term liabilities
Royalties payable	2,000,000	––
Notes and loans payable, unsecured	95,975	95,975
Convertible notes payable	144,000	144,000
Convertible notes payable, related party	1,107,254	1,107,254
Note payable, secured, net of unamortized discount	12,281,316	7,155,000
Total long-term liabilities	15,628,545	10,332,630
Total liabilities	19,521,356	13,254,442

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized, 823,691 issued and outstanding at September 30, 2016, and December 31, 2015	824	824
Common stock: 250,000,000 shares authorized, $.001 par, 106,066,774 and 120,566,774 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	106,067	120,567
Additional paid in capital-preferred	465,843	465,843
Additional paid in capital-common	1,405,029	1,030,342
Subscriptions receivable	(592)	(192)
Accumulated deficit	(12,841,064)	(6,714,776)
Total stockholders' deficit	(10,863,893)	(5,097,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,657,463	$8,157,050

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$5,591,659	$4,717,206	$19,808,910	$4,717,206
Cost of sales	4,738,492	3,657,829	16,914,818	3,657,829
Gross profit	853,167	1,059,377	2,894,092	1,059,377

Sales, marketing, and pharmacy expenses	472,683	425,825	1,461,576	425,825
General and administrative expenses	1,067,314	566,793	3,094,034	857,139

Operating loss	(686,830)	66,759)	(1,661,518)	(223,587)

Other income (expenses)
Dividend income	205	––	205	––
Discount amortization	(1,275,000)	(49,276)	(3,825,000)	(256,676)
Interest expense	(251,522)	(185,871)	(639,975)	(229,045)
Total other income (expenses)	(1,526,317)	(235,147)	(4,464,770)	(485,721)

Net loss	$(2,213,147)	$(168,388)	$(6,126,288)	$(709,308)

Net (loss) per common share - basic and diluted	$(0.021)	$(0.001)	$(0.053)	$(0.005)

Weighted average common shares outstanding - basic and diluted	107,392,861	132,026,053	116,143,416	131,678,248

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(6,126,288)	$(709,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,820	12,036
Stock compensation/stock option amortization	134,687	7,014
Discount amortization	3,825,000	256,676
Allowance for doubtful collections	23,935	7,810,670
Accruals converted to convertible notes payable	––	303,750
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	779,468	(10,144,923)
Decrease in inventories	302,949	––
Increase in prepaid expenses	(34,136)	(27,259)
Increase in loans receivable	(213,379)	(176,334)
Increase in accounts payable and accrued expenses	887,208	3,227,259
Increase in pension contribution payable	6,882	––
Increase in related party payables	69,940	33,646
Net cash provided by (used in) operating activities	(185,914)	593,227

Cash flows from investing activities:
Purchase of professional equipment	(91,073)	(2,227)
Net cash used in investing activities	(91,073)	(2,227)

Cash flows from financing activities:
Proceeds from notes payable	100,000	––
Repayment of notes payable	(629,085)	––
Proceeds from issuance of common shares	5,000	37,980
Net cash provided by (used in) financing activities	(524,085)	37,980

Net increase (decrease) in cash	(801,072)	628,980
Cash - beginning of period	912,399	513

Cash - end of period	$111,327	$629,493

NON-CASH ACTIVITIES
Note payable issued for purchase of subsidiary common stock	$––	$20,500,000
Discount on long-term secured note payable	$3,825,000	$––
Conversion of related party payable to convertible notes payable	$––	$201,635
Assets acquired upon acquisition of subsidiary	$2,084,651	$––
Liabilities assumed upon acquisition of subsidiary	$(2,007,068)	$––
Cancellation of common stock	$20,000	$––
Subscriptions receivable	$(592)	$(192)

SUPPLEMENTAL INFORMATION
Interest paid	$131,767	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

On August 13, 2015, the Company entered into an agreement with RoxSan Pharmacy, Inc., a California corporation, and its sole shareholder, Shahla Melamed, to purchase 100% of the issued and outstanding shares of RoxSan's common stock and its assets and inventory. As a result, effective August 13, 2015, RoxSan became the Company's wholly owned subsidiary (Note 12).  Concurrently, Mrs. Melamed resigned from all positions within RoxSan, and Mr. J. Michael Redmond was appointed RoxSan's President and Chief Executive Officer, and Ms. Calli Bucci its Chief Financial Officer.  Mr. Redmond and Ms. Bucci were also appointed as Chairman and member, respectively, of RoxSan’s board of directors.

On July 6, 2017, Mr. J. Michael Redmond was terminated as Chief Executive Officer and President of the Company and resigned as chairman and member of the board of directors, pursuant to his employment agreement.  Effective July 7, 2017, Mr. Paul R. Arena was appointed as Chief Executive Officer and President of the Company and elected as a member of the board of directors.

On August 31, 2016, the Company entered into an agreement with QOLPOM, Inc., an Arizona corporation (“QOLPOM”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding Shares of QOLPOM’s common stock and its assets, inventory and intellectual property.   As a result, effective September 20, 2016, QOLPOM became the Company's wholly owned subsidiary (Note 12) in the remote healthcare monitoring industry (“RCS”).  Pursuant to the QOLPOM Agreement, in exchange for 100% of the QOLPOM stock and 100% of QOLPOM’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

1.

5,000,000 shares of the Company’s common stock at $0.001 per share; and

2.

2,500,000 options to purchase shares of the Company's common stock, vesting over three (3) years beginning August 31, 2017, of which 500,000 shares are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

3.

10% of revenues generated from the RCS business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

4.

3% of revenues generated from the sale of QOLPOM hardware and monitoring service fees.

On January 20, 2017, the Company changed the name of its wholly owned subsidiary, QOLPOM, Inc., to Parallax Health Management, Inc (“PHM”).

The Company has the following three business segments: Retail Pharmacy Services (RPS), Remote Care Systems (RCS) and Corporate.

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

Remote Care Systems (RCS)

The RCS provides the health care industry’s first comprehensive remote patient monitoring system, which utilizes proprietary software and technology to bridge clinical behavioral science with technology and logistics across a variety of wellness and clinical devices, including both fitness and clinical applications, for payers, providers and clinical professionals.

The RCS generates net revenues primarily through the licensing, installation and maintenance of its patented QOLPOM Hub, an integrated, secure and scalable platform for collecting, transmitting and analyzing biometric data, as well as the sale of wireless medical devices and home monitoring kits.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $12,841,064 and a working capital deficit of $2,016,787, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly QOLPOM, Inc.) and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2016, and December 31, 2015, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of September 30, 2016, and December 31, 2015, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 7 and 12 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of September 30, 2016, and December 31, 2015.

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

The activity in the allowance for doubtful accounts receivable for the nine months ended September 30, 2016, and the year ended December 31, 2015, is as follows:

	September 30, 2016	December 31, 2015
Beginning balance	$8,412,853	$––
Additions charged to bad debt expense for insurance claims	––	34,000
Allowance for doubtful collection of workers compensation claims	65,776	8,378,853
Collection of workers compensation claims	(41,841)
Write-offs charged to allowance	––	––
Ending balance	$8,436,788	$8,412,853

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

Property and Equipment

Property and equipment is comprised of office and computer equipment and software, furniture and fixtures, leasehold improvements, and vehicles, recorded at cost and depreciated using the double declining balance method over the estimated useful lives of 5 to 7 years. Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Application development stage costs for significant internally developed software projects are capitalized and depreciated. See Note 5 for additional information about property and equipment.

Intangible Assets

Product processes, patents and customer lists are amortized on a straight-line basis over their estimated useful lives between 10 and 20 years. See Note 6 for additional information about intangible assets.

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

Comprehensive Loss

As at September 30, 2016, and December 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  ASU 2016-10 clarifies the accounting for licenses of intellectual property as well as the identification of distinct performance obligations in a contract. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on eight specific cash flow issues, for which specific guidance had not previously been provided, with the objective of reducing the existing diversity in practice.  The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	September 30, 2016	December 31, 2015
Insurance claims receivable	$929,010	$999,612
Workers compensation claims receivable	8,466,691	8,549,073
Customer receivables	63,392	313,722
Total accounts receivable	9,457,232	9,862,407

Allowance for doubtful accounts:
Allowance-insurance claims	(34,000)	(34,000)
Allowance-workers compensation claims	(8,402,788)	(8,378,853)
Total allowances for doubtful accounts receivable	(8,436,788)	(8,412,853)
Accounts receivable, net	$1,020,444	$1,449,554

As of September 30, 2016, and December 31, 2015, respectively, the Company had accounts receivable of $9,457,232 and $9,862,407, consisting of $929,010 and $999,612 in insurance claims, $8,466,691 and $8,549,073 in workers compensation claims, and $63,392 and $313,722 in customer house account charges, for which payment has not yet received.

As of September 30, 2016, and December 31, 2015, respectively, $63,392 and $313,722 was owed from customers receivable, consisting of $24,430 and $33,894 in copayments, and $38,962 and $279,828 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.

Management has determined that, as of September 30, 2016, and December 31, 2015, respectively, the collection of certain revenues relating to workers compensation claims, in the retail value of $8,402,788 and $8,378,853, cannot be reasonably assured.  As a result, an allowance for the doubtful collection of workers compensation claims in the amount of $8,402,788 and $8,378,853 has been established until such time as collection can be reasonably assured. The collectability of workers compensation claims in the amount of $130,300 and $170,220 can be reasonably assured.  As a result, the Company has included this amount as revenues earned on the accompanying income statement.

An allowance for doubtful collection of insurance claims has been established in the amount of $34,000.

As of September 30, 2016, and December 31, 2015, respectively, accounts receivable, net of allowances for doubtful accounts, was $1,020,444 and $1,449,554.

NOTE 4. LOANS RECEIVABLE

Loans receivable consists of $477,271 and $176,884, respectively, in monies owed to the Company from former owners of subsidiaries, including $412,948 and $176,884 from the former owner of RoxSan Pharmacy, and $64,323 and $0 from the former owner of Parallax Health Management, Inc. as of September 30, 2016, and December 31, 2015.

Included in these amounts are monies collected by the former owner of RoxSan for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.  The amount owed to the Company is being disputed by the former owner, and is part of the legal proceedings disclosed in Note 17. The Company is confident that it shall prevail in this matter.

NOTE 5. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	September 30, 2016	December 31, 2015
Appliances	$7,160	$3,360
Computer and office equipment	63,875	32,718
Furniture and fixtures	38,488	23,453
Leasehold improvements	104,357	78,881
Software	6,323	873
Medical devices and instruments	45,194	45,194
Sub-total	265,397	184,479
Less: accumulated depreciation	(88,186)	(57,793)
Property and equipment, net, before disposals	177,211	126,686
Less: disposals, net of depreciation	––	(10,155)
Property and equipment, net of disposals	$177,211	$116,531

During the year ended December 31, 2015, the Company disposed of equipment valued at $0, and recognized a loss in the amount of $10,155.

Depreciation expense for the nine months ended September 30, 2016, and 2015, was $30,393 and $3,078, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	September 30, 2016	December 31, 2015
Products and processes	$12,500	$12,500
Trademarks and patents	2,010,143	12,500
Customer list	250,000	250,000
Sub-total	2,022,643	275,000
Accumulated amortization	(201,028)	(71,244)
Intangible assets, net	$2,073,972	$203,756

On September 20, 2016, through the acquisition of PHM (Note 12), the Company acquired certain intellectual property, valued at $1,997,643, with a useful life of 18.5 years.

Amortization expense for the nine months ended September 30, 2016, and 2015, was $127,427 and $832, respectively.

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2016	December 31, 2015
Notes and loans payable, unsecured
Loans payable	$11,900	$11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Convertible notes payable	144,000	144,000

Notes payable, secured, net of unamortized discount
Note payable-merchant	1,201,316	1,830,401

Note payable-bank	100,000	––

Note payable	20,500,000	20,500,000
Less: unamortized discount	(9,520,000)	(13,345,000)
Note payable, net of unamortized discount	10,980,000	7,155,000
Total notes payable, secured, net of unamortized discount	12,281,316	8,985,401

Total notes and loans payable	$12,521,291	$9,225,376

As of September 30, 2016, and December 31, 2015, non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans, made in previous years, were for short-term overhead requirements, and are unsecured and non-interest bearing.  The notes bear interest a rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of September 30, 2016, and December 31, 2015, respectively, no demand has been made.  During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $5,480 and $7,300 was expensed. As of September 30, 2016, and December 31, 2015, respectively, a total of $42,292 and $36,812 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consists of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

The Kasper Group, Ltd.	$144,000	7%	$47,887	$0.25	01/01/2015

As of September 30, 2016, and December 31, 2015, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share.  As of September 30, 2016, and December 31, 2015, respectively, no demand for payment or conversion has been made. During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $7,567 and $10,080 was expensed.  As of September 30, 2016, and December 31, 2015, respectively, a total of $47,887 and $40,320 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 11).  The note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the note has been recorded. During the nine months ended September 30, 2016, and the year ended December 31, 2015, the Company expensed $3,825,000 and $1,955,000, respectively, in discount amortization.  As of September 30, 2016, and December 31, 2015, respectively, $9,520,000 and $13,345,000 in unamortized discount remains, to be amortized over the next 26 months, to the note's maturity.  During the nine months ended September 30, 2016, and the year ended December 31, 2015, interest in the amount of $434,917 and $101,702, respectively, has been expensed.  As of September 30, 2016, and December 31, 2015, respectively, a total of $536,619 and $101,702 has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheets.

On October 9, 2015, the Company, through its wholly owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 12% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, payments totaling $719,084 and $193,792 have been made, representing $629,084 and $169,599 in principal and $90,000 and $24,193 in interest. As of September 30, 2016, and December 31, 2015, respectively, principal of $1,201,316 and $1,830,401 and unamortized loan fee of $125,807 and $215,806 remains.

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, interest on notes and loans payable in the amount of $447,964 and $143,275 has been expensed.  As at September 30, 2016, and December 31, 2015, respectively, a total of $626,798 and $203,027 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	September 30, 2016	December 31, 2015
Related party payables
Accrued compensation	$98,450	$120,800
Cash advances	105,000	12,810
Total related party payables	203,450	133,610

Convertible notes payable	1,107,254	1,107,254

Total related party transactions	$1,310,704	$1,240,864

As at September 30, 2016, and December 31, 2015, respectively, related parties are due a total of $1,310,704 and $1,240,864, consisting of $98,450 and $120,800 in accrued compensation; $105,000 and $12,810 in cash advances to the Company for operating expenses; and $1,107,254 and $1,107,254 in related party convertible notes payable.

Related party convertible notes payable consists of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Joseph M. Redmond, President (former)	$776,154	5%	$76,266	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	331,100	7%	55,455	$0.10	12/31/2015
Total	$1,107,254		$131,721

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,107,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 7% per annum, mature between and December 31, 2015 and July 31, 2017, and contain a repayment provision to convert the debt into common stock of the Company at a strike price of $0.10.  During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $46,531 and $70,646 was expensed, of which interest payments in the amount of $27,707 and $0 were made to note holders. As of September 30, 2016, and December 31, 2015, respectively, a total of $131,721 and $107,897 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, interest on related party notes payable in the amount of $46,531 and $70,646 was expensed.  As at September 30, 2016, and December 31, 2015, respectively, a total of $131,721 and $107,897 in interest has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

As of September 30, 2016, and December 31, 2015, the Company had 823,691 shares of preferred stock issued and outstanding.

NOTE 10. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

On July 28, 2016, 20,000,000 shares of the Company's common stock held by three (3) shareholders were cancelled and returned to treasury. As a result, $20,000 was recorded as additional paid in capital.

On July 30, 2016, in connection with certain consulting agreements, the Company issued 250,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $7,500, were issued for cash in the amount of $250.  As a result, $6,500 was recorded to additional paid in capital.

On September 23, 2016, in connection with the acquisition of PHM (Note 12), the Company issued 5,000,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $225,000, were issued for cash in the amount of $5,000.  As a result, $220,000 was recorded to additional paid in capital.

On September 25, 2016, in connection with a certain consulting agreement (Note 13), the Company issued 250,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $16,000, were issued for cash in the amount of $250.  As a result, $15,750 was recorded to additional paid in capital.

As of September 30, 2016, and December 31, 2015, respectively, the Company had 106,066,774 and 120,566,774 common shares issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of September 30, 2016, and December 31, 2015, respectively, the Company had 15,262,491 and 15,989,276 warrants and 11,135,000 and 9,200,000 options issued and outstanding.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	0.69	$4,000,000	$0.27518
$0.41278	726,785	0.98	300,000	$0.41278
	15,262,491		$4,300,000	$0.41278

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2015	15,989.276	$0.41278
Issued	––	––
Exercised	––	––
Expired / Cancelled	(484,125)	$0.41278
Outstanding at September 30, 2016	15,262,491	$0.41278

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

On July 30, 2016, in connection with certain consulting agreements, the Company granted the consultants 1,000,000 options to purchase common shares for a period of 5 years, of which 250,000 each have a strike price of $0.10, $0.25, $0.35 and $0.60.  The options vest quarterly over a one (1) year period, and were valued at $17,260, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.75 years, expected volatility 1.52, risk free interest rate 1.13%, and dividend yield 0%.

On August 30, 2016, the Company granted a key employee 100,000 options to purchase common shares at $0.05 for a period of 5 years.  The options vest quarterly over a three (3) year period, and were valued at $5,970, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.69, risk free interest rate 1.18%, and dividend yield 0%.

On September 20, 2016, in connection with a certain consulting agreement, the Company granted the consultant 1,000,000 options to purchase common shares at $0.05 for a period of 2 years.  The options vest quarterly over a two (2) year period, and were valued at $40,200, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.25 years, expected volatility 1.81, risk free interest rate 1.19%, and dividend yield 0%.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.60	250,000	3.00	$150,000	$0.08
$0.35	250,000	3.00	87,500	$0.08
$0.25	250,000	3.00	62,500	$0.08
$0.10	1,375,000	4.25	137,500	$0.10
$0.10	250,000	3.00	25,000	$0.08
$0.05	60,000	4.50	3,000	$0.05
$0.05	7,600,000	4.00	380,000	$0.05
$0.05	100,000	3.00	5,000	$0.08
$0.05	1,000,000	2.00	50,000	$0.08
	11,135,000		$900,500	$0.07

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2015	9,200,000	$0.05
Issued	2,160,000	$0.05
Exercised	––	––
Expired / Cancelled	(225,000)	$0.25
Outstanding at September 30, 2016	11,135,000	$0.07

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, a total of $65,040 and $379,910 in deferred compensation was recorded, and $112,437 and $58,024 in stock option compensation was expensed.  There remains $274,489 and $321,886 in deferred compensation as of September 30, 2016, and December 31, 2015, respectively, to be expensed over the next 24 months.

NOTE 12: BUSINESS ACQUISITIONS

RoxSan Pharmacy, Inc.

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

The negotiated purchase price was based upon, among other things, the guarantee of certain revenues being collectible and contracts being in place after closing.  It was discovered after closing that, among other things, the revenues were not collectible, and the contracts were not in place.  The improper disclosures by the seller during negotiations significantly affected the purchase price and related note payable, and management has determined that the purchase price and related promissory note do not fairly represent the fair market value at the date of purchase.  As a result, the company has discounted the promissory note to its estimated fair market value of $5.2 million (Note 7).

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

RoxSan’s results of operations are included in the Company’s statements of operations beginning on August 13, 2015 (Note 16).  During the year ended December 31, 2015, acquisition costs of $110,000 were expensed and incurred within general and administrative expenses.

Parallax Health Management, Inc. (“PHM”) (formerly QOLPOM, Inc.)

On August 31, 2016, the Company entered into an agreement with QOLPOM, Inc., an Arizona corporation (“QOLPOM”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of QOLPOM’s common stock and its assets, inventory and intellectual property on the Closing Date in exchange for:

5.

5,000,000 shares of the Company’s common stock at $0.001 per share; and

6.

2,500,000 options to purchase shares of the Company's common stock, vesting over three (3) years beginning August 31, 2017, of which 500,000 shares are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

7.

10% of revenues generated from the RCS business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

8.

3% of revenues generated from the sale of QOLPOM hardware and monitoring service fees.

The following represent the fair values of the assets acquired and liabilities assumed by the Company on the Closing Date of September 20, 2016:

Assets:
Intellectual property	$1,997,643
Loans receivable	87,008
Total assets	2,084,651

Liabilities:
Accounts payable	7,068
License fee payable	2,000,000
Total liabilities	2,007,068

Goodwill	142,417

Fair market value of assets acquired	$220,000

The goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the remote healthcare monitoring market, the assembled workforce acquired, and the expected synergies from combining operations with PHM. The goodwill is nondeductible for income tax purposes.

PHM’s results of operations are included in the Company’s statements of operations beginning on September 20, 2016 (Note 16).  During the year ended December 31, 2016, acquisition costs of $10,000 were expensed and incurred within general and administrative expenses.

NOTE 13. COMMITMENTS AND CONTINGENCIES

On August 31, 2016, the Company entered into an agreement with QOLPOM, Inc., an Arizona corporation (“QOLPOM”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding Shares of QOLPOM’s common stock and its assets, inventory and intellectual property in exchange for, among other things, 5,000,000 shares of the Company’s restricted common stock, and options to purchase 2,500,000 shares at an exercise price of $0.05 (Note 12).  In addition, the agreement provides for, among other thing the Seller to receive up to $2,000,000 through a percentage of revenue generated from the RCS business segment, as well as a 3% royalty on certain revenues generated from the intellectual property, as defined in the agreement.

On September 25, 2016, pursuant to a resolution of the board of directors, the Company entered into an executive agreement for Dr. Robert Burns Arnot to join the Company as its Chief Medical Officer, for an initial term of three (3) years.  The executive agreement includes compensation in the amount of $10,000 per month, to be deferred until certain funding goals are met.  In addition, Dr. Arnot was granted the right to purchase 250,000 shares of the Company’s restricted common stock at $0.001 per share, and options to purchase 1,000,000 shares of common stock at a strike price of $0.05 per share, of which 250,000 vest immediately, and the remaining vest quarterly over a two (2) year period.  Concurrently, the Company entered into a revenue sharing agreement for a term of three (3) years, that provides for Dr. Arnot to receive 10% of Adjusted Gross Revenue (AGR) from certain sales generated by the Company up to $125 million in revenues for any given year, and 5% of AGR thereafter, as defined in the agreement, subject to certain performance criteria.

NOTE 14. LEASES

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

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total
2016	$153,262	$14,604	$167,866
2017	391,556	58,417	449,973
2018	400,037	58,417	458,455
2019	330,525	42,298	372,822
	$1,275,379	$173,737	$1,449,116

Rent expense for the nine months ended September 30, 2016, and the year ended December 31, 2015, was $325,747 and $155,713, respectively, including $43,813 and $22,456, respectively, of common area maintenance cost.

NOTE 15. INCOME TAXES

The components of the cumulative net deferred tax asset at September 30, 2016, and December 31, 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	September 30, 2016	December 31, 2015

Income (loss) before taxes	$(6,126,288)	$(3,719,898)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$(2,082,900)	$(1,264,800)
Non-deductible expenses	11,200	4,500
Change in valuation allowance	2,071,700	1,260,300
Reported income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at September 30, 2016, and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015

Net operating loss carried forward	$4,349,000	$2,227,300

Valuation allowance	(4,349,000)	(2,227,300)

Net deferred income tax asset	$––	$––

As at September 30, 2016, and December 31, 2015, respectively, the Company had approximately $12,791,000 and $6,698,000 of federal net operating losses which expire commencing in the year 2026.

NOTE 16. SEGMENT REPORTING

The Company has the following three business segments: Retail Pharmacy Services, Remote Care Systems and Corporate. See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment (1)	Remote Care Segment (2)	Corporate Segment	Consolidated Totals
September 30, 2016 (2)
Revenue	$19,808,910	$––	$––	$19,808,910
Gross profit	2,894,092	––	––	2,894,092
Operating income (loss)	(743,437)	(23,865)	(894,216)	(1,661,518)
Depreciation and amortization	4,152,022	1,179	4,619	157,820
Discount amortization	––	––	3,825,000	3,825,000
Interest expense	145,481	––	494,494	639,975
Total assets	6,434,763	2,203,203	19,496	8,657,463
Goodwill	3,887,818	142,417	––	4,030,235
Additions to property and equipment	91,073	––	––	91,073

September 30, 2015 (1)
Revenue	4,717,206	––	––	––
Gross profit	1,059,377	––	––	––
Operating income (loss)	216,288	––	(439,875)	(223,587)
Depreciation and amortization	6,171	––	5,865	12,036
Discount amortization	––	––	256,676	256,676
Interest expense	––	––	229,045	229,045
Total assets	8,104,577	––	22,536	8,127,113
Goodwill	3,887,818	––	––	3,887,818
Additions to property and equipment	––	––	––	––

(1)	Pharmacy Segment commenced August 13, 2015
(2)	Remote Care Segment commenced September 20, 2016

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2016, and has determined that there have been no events that would require disclosure, except for the following:

On December 2, 2016, the Company issued 1,000,000 shares of its restricted common stock to its attorneys as partial payment for services rendered. The shares, valued at $190,000, were issued for cash in the amount of $1,000.  As a result, $189,000 was recorded to paid in capital.

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

On December 13, 2016, the Company issued a convertible promissory note to a related party for cash proceeds in the amount of $250,000.  The note bears interest at a rate of 12.5% per annum, matures June 13, 2017, and contains a repayment provision to convert the debt into the Company’s common stock at a strike price based upon a thirty (30) day average market price on the date of conversion.

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B Preferred Stock at $5.00 per share to a related party, for cash in the amount of $150,000. Each Preferred share is convertible into twenty (20) common shares at a price of $0.25 per share, for a total of 600,000 common shares, if converted.  The subscription includes 50% warrant coverage for a period of two (2) years, to purchase 300,000 shares of the Company's common stock at a price of $0.75 per share. Dividends are payable semi-annually at a rate of 10% per annum, to be paid in cash or in kind, at the option of the Company.

On March 16, 2017, in connection with a certain related party convertible debt in the amount of $250,000 and accrued interest of $7,953, the Company issued 1,228,346 shares of its restricted common stock at a conversion rate of $0.21 per share.  As a result, $256,724 was recorded to paid in capital.

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

1.

a stock purchase agreement to purchase 500,000 shares of the Company’s common stock at $0.001 per share; and

2.

a grant of options to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share, vesting annually over a three (3) year period beginning September 1, 2017.

On May 17, 2017, in connection with the ProEventa Agreement, and related consulting agreement, the Company issued 3,000,000 shares of its restricted common stock. The shares, valued at $720,000, were issued for cash in the amount of $3,000.  As a result, $717,000 was recorded to paid in capital.

On May 18, 2017, in connection with a certain related party convertible debt in the amount of $200,000 and accrued interest of $27,781, the Company issued 2,277,808 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $225,503 was recorded to paid in capital.

On June 2, 2017, in connection with the exercise of certain employee stock options, the Company issued 237,500 shares of its restricted common stock at a conversion rate of $0.05 per share.  The shares were issued on a cashless basis, resulting in a net value of $57,000.  As a result, $56,763 was recorded to paid in capital.

On July 1, 2017, in connection with a certain consulting agreement, the Company granted 1,500,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at of $315,000, of which $78,750 was expensed, and $236,250 was deferred, to be amortized over the next twelve (12) months. As a result, $313,500 was recorded to paid in capital,

On July 6, 2017, the Board of the Company caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc. Pursuant to the Employment Agreement dated August 1, 2015, Mr. Redmond resigned from the Board of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc.

On July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiary, RoxSan Pharmacy, Inc.

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena’s will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain funding goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a restricted stock award of 10,000,000 common shares, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are for a period of five years, and vest when certain market share prices of the Company’s common stock are met

On July 7, 2017, in connection with the Agreement, Mr. Arena was awarded 10,000,000 shares of the Company’s restricted common stock for services to be provided over a thirty-six (36) month period.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. As a result, $1,990,000 was recorded to paid in capital,

On July 21, 2017, in connection with a certain consulting agreement, the Company granted 4,000,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $1,080,000, of which $270,000 was expensed, and $810,000 was deferred, to be amortized over the next twelve (12) months. As a result, $1,076,000 was recorded to paid in capital,

On August 3, 2017, in connection with the exercise of certain employee stock options, the Company issued 44,102 shares of its restricted common stock at a conversion rate of $0.05 per share.  The shares were issued on a cashless basis, resulting in a net value of $10,584.  As a result, $10,540 was recorded to paid in capital.

On August 9, 2017, in connection with a certain debt settlement, the Company issued 100,000 shares of its restricted common stock to a consultant as partial payment for services rendered. The shares were valued at $15,000.  As a result, $14,900 was recorded to paid in capital.

On September 11, 2017, in connection with a certain related party convertible debt in the amount of $40,000, the Company issued 400,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $39,600 was recorded to paid in capital.

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

Purchase Price Dispute:  Included in the Acquisition Agreement for RoxSan Pharmacy, Inc., and as part of the negotiated purchase price, were representations and warranties made by the former owner involving certain primary revenue streams and related contracts.  Shortly after the closing, however, management discovered that these representations were substantially inaccurate and/or completely false.  These inaccuracies, and the improper disclosures and/or omissions made by the former owner during negotiations, would have significantly affected the purchase price and related note payable.   As a result, among other things, management has initiated legal action against the former owner to seek a reduction in the purchase price.

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

Control of Funds Dispute:  For a period of time immediately after the closing of the Acquisition, the former owner would not relinquish control of the Pharmacy's bank accounts, and collected the Pharmacy's incoming cash revenues, refusing to transfer the funds to the new ownership. Furthermore, when the Company attempted to change the corporate records and signatories on the existing bank accounts, the former owner disputed the changes, resulting in approximately $180,000 in corporate funds being frozen and held for adjudication. During this period, the Company was forced to request that the former owner pay the Pharmacy's operating expenses.  At no time after the Company opened new accounts did the former owner cooperate with the transference or willingly relinquish control of the Pharmacy's operating cash flow or incoming cash revenues. As a result, an extensive reconciliation was performed to determine what amounts were collected and paid by the former owner, and what amounts were due to the Company.  The reconciliation resulted in over $412,000 owed to the Company from the former owner.  The reconciliation and underlying documentation went under judicial review, and on July 24, 2017, the Company was notified that the results of the review were in favor of the Company in the amount of $412,948.  A judgment is pending for the order of $412,948 owed to the Company from the former owner (See Note 4).

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

On or about May 5, 2017, David Engert, former Executive Chairman and director of the Company filed suit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action, and on October 23, 2017, filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims include possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

On or about June 20, 2017, American Express Bank, FSB filed suit against RoxSan Pharmacy, Inc. in Superior Court of California, County of Los Angeles for an amount of $1,015,052.  On or about June 27, 2017, American Express Travel Related Services Company, Inc. filed suit against RoxSan Pharmacy, Inc. in Supreme Court of New York, County of New York in the amounts of $153,500 and $273,500.  On July 31, 2017 and August 16, 2017 respectively, the Company entered into stipulation and settlement agreements of these matters to make payments in lieu of further litigation at this time.

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

As used in this quarterly report, the terms "we", "us", "our" and "Parallax" means Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly QOLPOM, Inc.) and RoxSan Pharmacy, Inc., unless otherwise indicated.

Corporate History and Overview

The Company was incorporated in the State of Nevada on July 6, 2005.  On November 1, 2012, the Company, formerly Endeavor Power Corporation, and its wholly owned subsidiary Endeavor Holdings, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Parallax Diagnostics, Inc., a Nevada corporation ("Parallax Diagnostics"), whereby Parallax Diagnostics became a wholly owned subsidiary.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (“Parallax”).  (OTC:PRLX). The Company’s principal focus is on personalized patient care.

The Company’s subsidiary, Parallax Diagnostics, was founded in 2010, and holds the right, title, and interest in perpetuity to certain Target System Immunoassay point-of-care diagnostic testing system and related FDA-cleared tests in the area of infectious disease.  Its primary focus was to commercialize the proprietary testing system and test in a worldwide domain.

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

Acquisition of RoxSan Pharmacy, Inc:

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

Dispute with former owner of RoxSan

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

Acquisition of Parallax Health Management, Inc. (formerly QOLPOM, Inc.)

On August 31, 2016, the Company entered into an agreement with QOLPOM, Inc., an Arizona corporation (“QOLPOM”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding Shares of QOLPOM’s common stock and its assets, inventory and intellectual property.   As a result, effective September 20, 2016, QOLPOM became the Company's wholly owned subsidiary in the remote healthcare monitoring industry (“RCS”).  Pursuant to the QOLPOM Agreement, in exchange for 100% of the QOLPOM stock and 100% of QOLPOM’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

1.

5,000,000 shares of the Company’s common stock at $0.001 per share; and

2.

2,500,000 options to purchase shares of the Company's common stock, vesting over three (3) years beginning August 31, 2017, of which 500,000 shares are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

3.

10% of revenues generated from the RCS business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

4.

3% of revenues generated from the sale of QOLPOM hardware and monitoring service fees.

On January 20, 2017, the Company changed the name of its wholly owned subsidiary, QOLPOM, Inc., to Parallax Health Management, Inc (“PHM”).

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

Operating Segments

The Company currently has the following three (3) business segments: Retail Pharmacy Services (RPS), Remote Care Systems (RCS) and Corporate.

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

Remote Care Systems (RCS)

The RCS provides the health care industry’s first comprehensive remote patient monitoring system, which utilizes proprietary software and technology to bridge clinical behavioral science with technology and logistics across a variety of wellness and clinical devices, including both fitness and clinical applications, for payers, providers and clinical professionals.

The RCS generates net revenues primarily through the licensing, installation and maintenance of its patented QOLPOM Hub, an integrated, secure and scalable platform for collecting, transmitting and analyzing biometric data, as well as the sale of wireless medical devices and home monitoring kits.

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

The following summary of the Company’s financial condition should be read in conjunction with the consolidated financial statements for the quarter ended September 30, 2016, which are included herein.

Balance Sheet

As at September 30, 2016, the Company had total assets of $8,657,463, compared with total assets of $8,157,050 at December 31, 2015. The decrease in total assets of $500,413 is attributable to a decrease in cash of $801,072, a decrease in trade and other receivables, net of allowance for doubtful accounts of $429,110, a decrease in rebates receivable of $359,399, a decrease in inventories of $302,949, a decrease in employee advances of $14,894, an increase in prepaid expenses of $34,137, an increase in loans receivable of $300,387, an increase in property and equipment of $91,073, $30,393 of depreciation related to equipment, an increase in intangible assets of $1,997,643, $127,427 of amortization related to the intangible assets, and an increase in goodwill of $142,417.

As at September 30, 2016, the Company had total liabilities of $19,521,356, compared with total liabilities of $13,254,442 at December 31, 2015. The increase in total liabilities of $6,266,914 is attributable to an increase in accounts payable and accrued expenses of $894,277, an increase in pension contribution payable of $6,882, an increase in related party payables of $69,840, an increase in license fees payable of $2,000,000, a decrease in secured notes payable of $529,085, and a decrease in unamortized discount of $3,825,000.

Results of Operations

Three and nine months ended September 30, 2016, compared to three and nine months ended September 30, 2015

The financial information provided includes the accounts of the Company and its wholly owned subsidiaries, Parallax Diagnostics, Inc. Parallax Health Management, Inc. (formerly QOLPOM, Inc.) and RoxSan Pharmacy, Inc., on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$5,591,659	$4,717,206	$19,808,910	$4,717,206
Cost of sales	$4,738,492	$3,657,829	$16,914,818	$3,657,829
Gross profit (loss)	$853,167	$1,059,377	$2,894,092	$1,059,377
Sales, marketing, and pharmacy expenses	$472,683	$425,825	$1,461,576	$425,825
General and administrative expenses	$1,067,314	$566,793	$3,094,034	$857,139
Operating income (loss)	$(686,830)	$66,759	$(1,661,518)	$(223,587)
Dividend income	$205	$––	$205	––
Discount amortization	$(1,275,000)	$(49,276)	$(3,825,000)	$(256,676)
Interest expense	$(251,522)	$(185,871)	$(639,975)	$(229,045)
Net loss	$(2,213,147)	$(168,388)	$(6,126,288)	$(709,038)

Revenue

Revenue for the three months ended September 30, 2016, in the amount of $5,591,659 consists primarily of pharmaceutical sales related to the Company's pharmacy operations.

Revenue for the nine months ended September 30, 2016, in the amount of $19,808,910 consists primarily of pharmaceutical sales related to the Company's pharmacy operations.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales for the three months ended September 30, 2016, in the amount of $4,738,492 consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

Costs of sales for the nine months ended September 30, 2016, in the amount of $16,94,818 consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variance
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	3-month	9-month
Legal, accounting, and management services	$349,155	$227,628	$1,037,233	$384,464	$121,527	$652,769
Stock compensation/stock option amortization	68,703	7,014	134,687	7,014	61,689	127,673
Salaries and fees, and related taxes and benefits	281,615	143,291	711,856	259,626	138,324	452,228
Depreciation and amortization	54,641	8,126	157,820	12,036	46,515	145,784
Rent expense-office	40,020	12,484	120,060	12,484	27,536	107,576
Travel, meals and entertainment	44,591	14,593	177,304	16,040	29,998	161,266
Publicity and promotion	47,185	25,863	242,807	26,162	21,322	216,645
Office supplies and miscellaneous expenses	181,404	127,794	512,267	139,313	53,610	372,954
Total general and administrative expenses	$1,067,314	$566,793	$3,094,034	$857,139	$500,521	$2,236,895

During the three months ended September 30, 2016, the Company incurred operating expenses totaling $1,067,314, compared with $566,793 for the three months ended September 30, 2015. The increase in operating expenses of $500,521 is attributable to:

•

an increase in legal, accounting and management fees of 121,527, due to an increase in legal fees of $110,559 primarily related to the RoxSan Pharmacy acquisition; a decrease of $79,000 in audit related costs resulting from prior year audit expenses incurred in prior period compared to none in the current period; and an increase in outside consulting fees of $83,968 resulting from the engagement of additional management support; and

•

an increase in stock compensation/stock option amortization of $61,689, primarily due to stock compensation expense of $22,250 incurred in the current period compared to none in the prior period; and stock option amortization expense of $46,453, compared to $7,014 for the same period in the prior year; and

•

an increase in salaries and fees, and related taxes and benefits, of $138,324, due to an increase in salaries of $53,347 and related payroll taxes of $11,860 resulting primarily from an increase in officer compensation; and an increase in outside services of $44,271 compared to none for the same period in the prior year; and an increase employee benefits of $26,846 resulting primarily from an increase in health insurance premiums; and

•

an increase in depreciation and amortization of $46,515, due to professional equipment purchased in the current period resulting in an increase in depreciation expense of $3,670; and an increase in intangible assets resulting in an increase in amortization expense of $42,845; and

•

an increase in rent expense of $27,536 due to additional office space leased; and

•

an increase in travel, meals and entertainment of $29,998, due to an increase in travel expenses of $14,381 and meals and entertainment of $15,617; and

•

an increase in publicity and promotion of $21,322, due to an increase in promotion of $14,728, and an increase in fertility video production support of $6,594; and

•

an increase in office supplies and miscellaneous expenses of $53,610, due to an increase in automobile expenses of $15,974, computer and internet expenses of $14,996, insurance expense of $19,026, office supplies and expenses of $6,827, parking expense of $6,812, pension plan administrative costs of $16,580, pension plan contributions of $20,071, taxes, licenses and permits of $3,185, telephone costs of $6,111, and other general and administrative expenses of $29,706; and a decrease in bad debt expense of $85,678.

During the nine months ended September 30, 2016, the Company incurred operating expenses totaling $3,094,034, compared with $857,139 for the nine months ended September 30, 2015. The increase in operating expenses of $2,236,895 is attributable to:

•

an increase in legal, accounting and management fees of $652,769, due to an increase in legal fees of $453,531 primarily related to the RoxSan Pharmacy acquisition; a decrease of $67,760 in audit related costs primarily resulting from prior year audit expenses incurred in prior period compared to none in the current period; and an increase in outside consulting fees of $266,999 resulting from the engagement of additional management support; and

•

an increase in stock compensation/stock option amortization of $127,673, primarily due to stock compensation expense of $22,250 incurred in the current period compared to none in the prior period; and stock option amortization expense of $112,437, compared to $7,014 for the same period in the prior year; and

•

an increase in salaries and fees, and related taxes and benefits, of $452,228, due to an increase in salaries of $212,592 and related payroll taxes of $29,593 resulting primarily from an increase in officer compensation; and an increase in outside services of $78,325 compared to none for the same period in the prior year; and an increase in employee benefits of $131,718, resulting primarily from an increase in health insurance premiums; and

•

an increase in depreciation and amortization of $145,784, due to professional equipment purchased in the current period resulting in an increase in depreciation expense of $19,605; and an increase in intangible assets resulting in an increase in amortization expense of $126,179; and

•

an increase in rent expense of $107,576 due to additional office space leased; and

•

an increase in travel, meals and entertainment of $161,266, due to an increase in travel expenses of $97,994 and meals and entertainment of $63,271; and

•

an increase in publicity and promotion of $216,645, due to an increase in promotion of $57,287 and an increase in fertility video production support of $159,358; and

•

an increase in office supplies and miscellaneous expenses of $372,954, due to an increase in automobile expenses of $49,931, computer and internet expenses of $44,345, insurance expense of $61,996, office supplies and expenses of $43,629, parking expense of $34,392, pension plan administrative costs of $53,105, pension plan contributions of $20,071, taxes, licenses and permits of $38,521, telephone costs of $32,341, and other general and administrative expenses of $80,301; and a decrease in bad debt expense of $85,678.

Net Loss

During the three months ended September 30, 2016, the Company incurred a net loss of $2,213,147, compared with a net loss of $168,388 for the three months ended September 30, 2015. The increase in net loss of $2,044,759 is primarily attributable to an increase revenue of $874,453, an increase in cost of goods sold of $1,080,663, an increase in sales, marketing and pharmacy expenses of $46,858, an increase in general and administrative expenses of $500,521, an increase in dividend income of $205, an increase in discount amortization of $1,225,724, and an increase in interest expense of $65,651.

During the nine months ended September 30, 2016, the Company incurred a net loss of $6,126,288, compared with a net loss of $709,308 for the nine months ended September 30, 2015. The increase in net loss of $5,416,980 is primarily attributable to an increase revenue of $15,091,704, an increase in cost of goods sold of $13,256,989, an increase in sales, marketing and pharmacy expenses of $1,035,751, an increase in general and administrative expenses of $2,236,895, an increase in discount amortization of $3,568,324, and an increase in interest expense of $410,930.

Liquidity and Capital Resources

Working Capital			Increase
	At September 30, 2016	At December 31, 2015	(Decrease)
Current Assets	$1,876,024	$3,749,311	$(1,873,287)
Current Liabilities	2,016,787	2,921,812	970,999
Working Capital (Deficit)	$(2,016,787)	$827,499	$(2,844,286)

As at September 30, 2016, the Company had cash in the amount of $111,327 compared to $912,399 as of December 31, 2015.

The Company had a working capital deficit of $2,016,787 as of September 30, 2016, compared to working capital of $827,499 as of December 31, 2015. The decrease in working capital of $2,844,286 is primarily attributable to a decrease in cash of $801,072, a decrease in trade and other receivables, net of allowance, of $429,110, a decrease in rebates receivable of $359,399, a decrease in inventory of $302,949, a decrease in employee advances of $14,894, an increase in prepaid expenses of $34,137, an increase in accounts payable and accrued expenses of $894,277, an increase in pension contribution payable of $6,882, and a decrease in related party payables of $69,840.

Cash Flows	For the nine months ended		Increase
	September 30, 2016	September 30, 2015	(Decrease)
Net cash provided by (used in) operating activities	$(185,914)	$593,227	$(779,141)
Net cash used in investing activities	(91,073)	(2,227)	(88,846)
Net cash provided by (used in) financing activities	(524,085)	37,980	(562,065)
Increase (decrease) in cash	$(524,085)	$628,980	$(1,430,052)

Cash Flows from Operating Activities

During the nine months ended September 30, 2016, the Company used $185,914 of cash flow for operating activities compared with $593,227 provided by operating activities for the nine months ended September 30, 2015. The decrease in cash provided by operating activities of $779,141 is attributable an increase in net loss of $5,416,980, an increase in depreciation and amortization expense of $145,784, an increase in stock compensation/stock option amortization of $127,673, an increase in discount amortization of $3,569,324, a decrease in bad debt allowance of $7,786,735, a decrease in accruals converted to related party loans of $303,750, a decrease in trade and other receivables of $10,924,391, a decrease in inventories of $302,949, an increase in prepaid expenses of $6,877, an increase in loans receivable of $37,045, a decrease in accounts payable and accrued expenses of $2,340,051, an increase in pension contribution payable of $6,882, and an increase in related party payables of $36,294.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016, the Company used $91,073 of cash flow for investing activities compared with $2,227 for the nine months ended September 30, 2015. The increase in cash used for investing activities of $88,846 is attributable the purchase of professional equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, the Company used $562,065 of cash flow from financing activities, compared with $37,980 provided by financing activities for the nine months ended September 30, 2015.  The decrease in cash flows provided by financing activities is attributable to an increase in proceeds from notes payable of $100,000, an increase in repayment of notes payable of $629,085, and a decrease in proceeds of $37,980 from the sale of common stock.

During the nine months ended September 30, 2016, the Company received $5,000 from the issuance of common shares or other equity instruments, compared to $37,980 in proceeds during the nine months ended September 30, 2015.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $12,841,064, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2016, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On or about May 5, 2017, David Engert, former Executive Chairman and director of the Company filed suit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action, and on October 23, 2017, filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims include possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

On or about June 20, 2017, American Express Bank, FSB filed suit against RoxSan Pharmacy, Inc. in Superior Court of California, County of Los Angeles for an amount of $1,015,052.  On or about June 27, 2017, American Express Travel Related Services Company, Inc. filed suit against RoxSan Pharmacy, Inc. in Supreme Court of New York, County of New York in the amounts of $153,500 and $273,500.  On July 31, 2017 and August 16, 2017 respectively, the Company entered into stipulation and settlement agreements of these matters to make payments in lieu of further litigation at this time.

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

On July 30, 2016, in connection with certain consulting agreements, the Company issued 250,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $7,500, were issued for cash in the amount of $250.

On September 23, 2016, in connection with the acquisition of Parallax Health Management, Inc. (formerly QOLPOM, Inc.), the Company issued 5,000,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $225,000, were issued for cash in the amount of $5,000.

On September 25, 2016, in connection with a certain consulting agreement, the Company issued 250,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $16,000, were issued for cash in the amount of $250.

Exemption From Registration. The shares of common stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

The following financial information is provided in reference to the Registrant’s merger (the “Merger”) that took place on September 20, 2016, as disclosed in the Registrant’s Current Report filed on Form 8-K September 23, 2016 herewith incorporated by reference.

(a)	Financial Statements of Business Acquired.

The audit on the financial statements of Qolpom, Inc. as of December 31, 2015 is currently being performed.  The audited financial statements will be filed upon completion of the audit.

The following financial statements reflect the unaudited balance sheet of Qolpom, Inc. (“Qolpom”) as of June 30, 2016 and December 31, 2015, before the Merger occurred on September 20, 2016, and also reflect the unaudited statements of income, stockholders’ equity, and cash flows of Qolpom for the six months ended June 30, 2016 and the four months ended December 31, 2015, before the Merger occurred on September 20, 2016.

QOLPOM, INC.
BALANCE SHEET
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Due from affiliates	$64,492	$24,915

TOTAL ASSETS	$64,492	$24,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,576	$––
Total current liabilities	5,576	––
Total liabilities	5,576	––

Stockholders' equity
Common stock: 1,000,000 shares authorized, $1 par, 150 issued and outstanding as of June 30, 2016 and December 31, 2015	150	150
Retained earnings	58,766	24,765
Total stockholders' equity	58,916	24,915

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,492	$24,915

The accompanying notes are an integral part of these consolidated financial statements

QOLPOM, INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the six months ended	For the four months ended
	June 30, 2016	December 31, 2015

Revenue	$180,000	$24,930
Cost of sales	5,576	––
Gross profit	174,424	24,930

General and administrative expenses	140,423	165

Net income	$34,001	$24,765

Net (loss) per common share - basic and diluted	$226.67	$165.10

Weighted average common shares outstanding - basic and diluted	150	150

The accompanying notes are an integral part of these consolidated financial statements

QOLPOM, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD FROM SEPTEMBER 16, 2015 TO JUNE 30, 2016
(unaudited)

	COMMON STOCK		RETAINED
	SHARES	AMOUNT	EARNINGS	TOTAL

Balance, September 16, 2015 (date of inception)	––	$––	$––	$––

Issuance of common stock to officers	150	150		150

Net income			24,765	24,765

Balance, December 31, 2015	150	$150	24,765	24,765

Net income			34,001	34,001

Balance, June 30, 2016	150	$150	$58,766	$58,766

The accompanying notes are an integral part of these consolidated financial statements

QOLPOM, INC.
STATEMENT OF CASH FLOWS
(unaudited)
	For the six months ended	For the four months ended
	June 30, 2016	December 31, 2015
Cash flows from operations:
Net loss	$34,001	$24,765
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in affiliate receivables	(39,577)	(24,915)
Increase in accounts payable	5,576	––
Net cash used in operating activities	––	(150)

Cash flows from financing activities:
Proceeds from issuance of common shares	––	150
Net cash provided by financing activities	––	150

Net increase (decrease) in cash	––	––
Cash - beginning of period	––	––

Cash - end of period	$––	$––

NON-CASH ACTIVITIES:	$––	$––

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

QOLPOM, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 AND DECEMBER 31, 2015

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The Company was founded in Arizona in September 2015, and on June 20, 2016, QOLPOM, Inc. filed its articles of incorporation with the Secretary of the state of Arizona.

The Company’s primary focus is creating a home health hub to support remote patient monitoring, medication adherence and tele-medicine.  The Company’s patent-pending QOLPOM product line includes a personal medication dispensing and remote monitoring system that can capture (through external sensors), monitor, and store patient vital signs along with electronic patient records that gives users access to digital health care and telemedicine.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2016, and December 31, 2015, the Company had no cash equivalents.

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

There were no outstanding derivative financial instruments as of June 30, 2016 and December 31, 2015.

Net Income (Loss) Per Common Share

Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants.  As of June 30, 2016, and December 31, 2015, the Company had no dilutive common stock equivalents.

Comprehensive Loss

As of June 30, 2016, and December 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Not yet adopted:

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  ASU 2016-10 clarifies the accounting for licenses of intellectual property as well as the identification of distinct performance obligations in a contract. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

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

NOTE 3. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 1,000,000 with a par value of $1.00 per share.

The Company issued 150 shares of the Company's common stock to its founders at $1.00 per share, for cash in the amount of $150.

As of June 30, 2016, and December 31, 2015, the Company had 150 common shares issued and outstanding.

NOTE 4. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2015, and has determined that there have been no events that would require disclosure, except for the following:

On August 25, 2016, the Company entered into an Assignment Agreement with La Frontera Community Solutions Inc., an Arizona nonprofit corporation (the “Assignor”), for all rights, title and interest in certain intellectual property, including the QOLPOM patents and trademarks. Consideration for the assignment of rights includes:

1.

a royalty fee of $2,000,000, to be paid through revenues generated by the Company from the QOLPOM hardware and monitoring service, payable in full by August 25, 2021; and

2.

a royalty of 3% of the revenue generated from the QOLPOM hardware and monitoring service, in perpetuity.

On August 29, 2016, the Company entered into a License Agreement with La Frontera Community Solutions Inc., (the “Assignor”), for the license of certain intellectual property for a term of twenty (20) years. Consideration for the assignment of rights includes:

1.

a royalty fee of $1,500; and

2.

a royalty of 3% of the revenue generated from the licensed property, in perpetuity.

On September 20, 2016 (the “Closing”), the Company and its shareholders (the “Seller"), entered into an Agreement to Purchase/Sell One Hundred Percent of the Issued and Outstanding Shares of QOLPOM, Inc. and its Assets, Inventory and Intellectual Property (the “Purchase Agreement”) with Parallax Health Sciences, Inc., a Nevada corporation (“PRLX”). Pursuant to the Purchase Agreement, in exchange for 100% of the QOLPOM stock and 100% of QOLPOM’s assets, inventory and intellectual property, among other things, consideration to the Seller includes:

1.

stock purchase agreements for the Seller to purchase an aggregate of 5,000,000 shares of PRLX common stock at $0.001 per share; and

2.

a cash earn-out of $2,000,000, to be paid through revenues generated from the QOLPOM business segment; and

3.

a royalty of 3% of the revenue generated by QOLPOM from its technology to a third-party non-profit organization located in Arizona; and

4.

options granted to the Sellers to purchase 2,500,000 shares of PRLX common stock, to vest quarterly over three (3) years beginning one (1) year after Closing, with the following terms:

a.

500,000 common stock options priced at $0.10.

b.

1,000,000 common stock options priced at $0.15.

c.

1,000,000 common stock options priced at $0.25.

On September 23, 2016, pursuant to the terms and conditions of the Purchase Agreement, 5,000,000 shares of PRLX restricted common stock were issued to the Seller.  The shares, valued at $225,000, were issued for cash in the amount of $5,000.

On January 20, 2017, the Company changed its name of its wholly owned subsidiary, QOLPOM, Inc., to Parallax Health Management, Inc.

*    *    *    *    *

(b)	Pro Forma Financial Information.

The following financial information reflects the unaudited condensed consolidated pro forma income statement of Parallax Health Sciences, Inc. ("Parallax") for the nine months ended September 30, 2016, as if the Merger had occurred on January 1, 2016, and the unaudited condensed consolidated pro forma income statement of Parallax for the year ended December 31, 2015, as if the Merger had occurred on January 1, 2015.

The pro forma adjustments are preliminary and have been made solely for purposes of developing the pro forma financial information for illustrative purposes necessary to comply with the requirements of the SEC.  The actual results reported in periods following the transactions may differ significantly from that reflected in these pro forma consolidated income statements for a number of reasons, including differences between the assumptions used to prepare these pro forma consolidated income statements and actual amounts and cost savings from operating efficiencies.  In addition, no adjustments have been made to the unaudited pro forma consolidated income statements for non-recurring items related to the transactions.  As a result, the pro forma financial information does not purport to be indicative of what the results of operations would have been had the transactions been completed on the applicable dates of this pro forma financial information.  The pro forma consolidated income statements are based upon the historical financial statements of Parallax and do not purport to project future results of operations after giving effect to the transactions.

PARALLAX HEALTH SCIENCES INC.
CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
As of and for the nine months ended September 30, 2016 **
(unaudited)

	Parallax	Qolpom		Pro Forma
	Historical	Consolidation	Pro Forma	Consolidated
	9/30/2016	9/30/2016	Adjustments	9/30/2016

Revenue	$19,808,910	$292,821	$––	$20,101,731
Cost of revenues	16,914,818	16,931	––	16,931,749

Gross profit	2,894,092	275,890	––	3,169,982

Sales, marketing, and pharmacy expenses	1,461,576	––	––	1,461,576
General and administrative expenses	3,070,169	249,196	––	3,319,365

Operating loss	(1,637,653)	26,694	––	(1,610,959)

Other income (expense)	(4,464,770)	––	––	(4,464,770)

Net income (loss)	$(6,102,423)	$26,694	$––	$(6,075,729)

Net (loss) per common share - basic and diluted	$(0.05)			$(0.05)

Weighted average common shares outstanding - basic and diluted	116,143,416			116,143,416

**	As if the transaction took place January 1, 2016

PARALLAX HEALTH SCIENCES INC.
CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
As of and for the year ended December 31, 2015 **
(unaudited)

	Parallax	Qolpom		Pro Forma
	Historical	Consolidation	Pro Forma	Consolidated
	12/31/2015	12/31/2015	Adjustments	12/31/2015

Revenue	$11,579,720	$24,930	$––	$11,604,650
Cost of revenues	9,874,244	––	––	9,874,244

Gross profit	1,705,476	24,930	––	1,730,406

Sales, marketing, and pharmacy expenses	1,061,069	––	––	1,061,069
General and administrative expenses	1,906,488	165	––	1,906,653

Operating loss	(1,262,081)	24,765	––	(1,237,316)

Other income (expense)	(2,457,817)	––	––	(2,457,817)

Net income (loss)	$(3,719,898)	$24,765	$––	$(3,695,133)

Net (loss) per common share - basic and diluted	$(0.03)			$(0.03)

Weighted average common shares outstanding - basic and diluted	131,734,518			131,734,518

**	As if the transaction took place January 1, 2015

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.9	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.11	Employment Agreement between the Company and Alfonso Knoll dated November 8, 2010	Filed with the SEC on November 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.17	Settlement Agreement between the Company and Mr. Alfonso Knoll dated June 8, 2011	Filed with the SEC on June 16, 2011 as part of the Company’s Current Report on Form 8-K.
10.18	Settlement Agreement between the Company and The Musser Group, LLC dated July 19, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.27	Consulting Agreement between Parallax Diagnostics, Inc. and Greg Suess dated July 11, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
10.32	Employment Agreement between Parallax Health Sciences, Inc., RoxSan Pharmacy, and Shahla Melamed dated August 13, 2015	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
10.33	Assignment Agreement between La Frontera Community Solutions, Inc. and QOLPOM Inc. dated August 25, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K.
10.34	License Royalty Agreement between La Frontera Community Solutions, Inc. and QOLPOM Inc. dated August 29, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K.
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.1	Letter from Moore and Associates, Chartered dated August 13, 2009	Filed with the SEC on August 13, 2009 as part of the Company’s Current Report on Form 8-K.
16.2	Letter from Seale & Beers, CPAs dated August 26, 2009	Filed with the SEC on August 27, 2009 as part of the Company’s Current Report on Form 8-K.
16.3	Letter from M&K CPAs, PLLC dated March 12, 2010	Filed with the SEC on March 12, 2010 as part of the Company’s Current Report on Form 8-K.
16.4	Letter from Ron Chadwick, P.C. dated August 3, 2010	Filed with the SEC on August 4, 2010 as part of the Company’s Current Report on Form 8-K.
16.5	Letter from Davis Accounting Group, P.C. dated November 29, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
16.6	Letter from M&K CPAs, PLLC dated October 23, 2012	Filed with the SEC on October 25, 2012 as part of the Company’s Current Report on Form 8-K.
16.7	Letter from Seale & Beers, CPAs dated November 18, 2015	Filed with the SEC on November 18, 2015 as part of the Company’s Current Report on Form 8-K.
(23)	Consent Letters
23.1	Letter from Seale & Beers, CPAs dated April 14, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
23.2	Letter from Seale & Beers, CPA's dated March 31, 2015	Filed with the SEC on March 31, 2015 as part of the Company’s Annual Report on Form 10-K.
23.3	Letter from Seale & Beers, CPA's dated July 20, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
23.4	Letter from Dave Banerjee, CPA's dated July 25, 2017	Filed with the SEC on July 24, 2017 as part of the Company’s Annual Report on Form 10-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Other Documents
99.1	Confidential Private Placement Memorandum for Parallax Diagnostics dated July 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: November 29, 2017	/s/ Paul R. Arena
Paul R. Arena
President and Chief Executive Officer

Dated: November 29, 2017	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer