Form 10-K
period 2016-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2018-07-11
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Copy of all Communications to:

Peter Hogan, Esq.

Buchalter

1000 Wilshire Blvd., Suite 1500

Los Angeles, CA 90017

(213) 891-0700

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2018 was $8,253,020, based on a closing price of $0.1524 for the Common Stock on June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

140,163,160 common shares issued and outstanding as of June 30, 2018

PART I

ITEM 1.BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or future financial performance of Parallax Health Sciences, Inc. (“Parallax” or the “Company”), and include statements made by the Company regarding pharmaceutical insurance reimbursements, State Licenses, product development and obtaining FDA clearances. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors” that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “the Company”, "we", "us", "our", and "Parallax" mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.) and RoxSan Pharmacy, Inc., unless otherwise indicated.

CORPORATE OVERVIEW

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401, with operations at 465 N. Roxbury Drive, Beverly Hills, CA 90210. The Company’s telephone numbers are (310) 899-4442 (Santa Monica) and (310) 273-1644 (Beverly Hills).

The Company’s websites are at www.parallaxhealthsciences.com, www.parallaxdiagnostics.com, www.roxsan.com and www.parallaxhealthmanagement.com.

The Company is a reporting Company with its stock traded on the OTC Markets under the symbol “PRLX”. (OTCQB.PRLX).

Parallax Health Sciences, Inc. is an innovative biomedical health-care company headquartered in Santa Monica, California, which operates under three divisions: Pharmaceuticals, Diagnostics, and Remote Patient Monitoring. Each of these three divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the Parallax value proposition as a whole.

CORPORATE HISTORY

Formation and Development

The Company was incorporated in the State of Nevada on July 6, 2005.  On November 1, 2012, the Company, formerly Endeavor Power Corporation, and its wholly-owned subsidiary Endeavor Holdings, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Parallax Diagnostics, Inc., a Nevada corporation, whereby Parallax Diagnostics became a wholly-owned subsidiary. On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc.

The Company’s mission is simple; improving the quality of health care, while reducing costs.  The Parallax business was founded on its point of care diagnostic business, Parallax Diagnostics, Inc., in 2010, when Parallax acquired the right, title, and interest, through an exclusive License with Montecito BioSciences, Ltd. (“MBS”), to develop, manufacture and commercialize the Target System, an Immunoassay point-of-care diagnostic testing system. Concurrently, through an Assignment Agreement with MBS, Parallax acquired the right, title, and interest to twenty-six (26) FDA-cleared tests in the area of infectious disease, medical conditions, drugs of abuse, cardiac and pregnancy, that are designed to be utilized with the Target System.

The Company continually strives to identify solutions to the challenges facing the current healthcare system in the United States and markets around the world.  The Company is committed to delivering quality products and services to patients, payers, healthcare insurers and stakeholders that are accessible and reasonable, and are built upon sound business models designed to provide for sustainable growth and continued increased value to the Parallax shareholders.

Parallax’s current family of companies that serve as the foundation for its cross-over business model of operations include:

Parallax Diagnostics, Inc. ("Parallax Diagnostics" or "PDI") is the Company’s point of care diagnostic testing company focused on the exploitation of a proprietary diagnostic immunoassay testing platform and test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions. Parallax’s primary focus is to commercialize the Target System worldwide. PDI is currently pre-revenue.

RoxSan Pharmacy, Inc. (“RoxSan”), acquired in the 3rd quarter of 2015, is the Company’s 61-year-old, Beverly Hills, California based compound pharmacy that is licensed to operate in over 40 States and is one of the largest infertility pharmacies in the nation. RoxSan generated top line sales of over $22 million in 2016.

Parallax Health Management, Inc. (formerly Qolpom, Inc.) (“PHM”) a Tucson, Arizona based Remote Patient Monitoring (“RPM”) business is the Company’s most recent acquisition, and represents an opportunity to develop products and services, and commercialize them, on a proprietary platform, in the RPM and Telehealth market, that will allow for systems integration with a number of third party services and solutions. In 2016, PHM initiated the generation of revenue through the deployment of its services and products.

Acquisition of RoxSan Pharmacy, Inc.

In August 2015, Parallax acquired RoxSan Pharmacy, Inc. ("RoxSan"), a California corporation after negotiating the economic terms of the acquisition based on certain representations and warranties of the seller.  The Company's initial interest centered on utilizing the acquisition as a means of accelerating the commercialization of the Parallax Target System and diagnostic platform, as RoxSan had access to a nationwide network of doctors and sales representatives.  During the due diligence process, the Company became aware of the numerous opportunities that RoxSan and its markets represented.

On March 21, 2013, the Company entered into a Letter of Intent with Shahla Melamed, RoxSan's sole Shareholder, to acquire RoxSan and between March 2013 and August 2015, four (4) amendments were also executed that led to the final Sale and Purchase Agreement.

As part of the acquisition, the Company was required to obtain licensure from the State of California, and on July 31, 2015, the Company received notice that its pharmacy and sterile compounding licenses were issued by the California State Board of Pharmacy.

On August 13, 2015 (the "Closing Date"), pursuant to a resolution of the board of directors (the "Board"), the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc. ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder, Shahla Melamed (the “Seller” or "Melamed"), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  The Company is seeking a reduction in the Purchase Price and related promissory note (See Legal Proceedings).  As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly-owned subsidiary of the Company. No change in control of the Company occurred as a result of the Acquisition.

Acquisition of Parallax Health Management, Inc. (formerly Qolpom, Inc.)

As part of the Company’s strategic plan to obtain a platform to enhance its diagnostic tests, on August 31, 2016 (the “Execution Date”), the Company entered into an agreement with Qolpom, Inc., an Arizona corporation in the remote healthcare monitoring and telehealth business (“Qolpom”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom’s common stock and its assets, inventory and intellectual property.  The Purchase Agreement was fully executed on September 20, 2016, and the transaction was completed (the “Closing Date”). The Qolpom name was later changed to Parallax Health Management, Inc. (“PHM”).

Pursuant to the Qolpom Agreement, in exchange for 100% of the Qolpom stock and 100% of Qolpom’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

●5,000,000 shares of the Company’s common stock; and

●2,500,000 options to purchase shares of the Company's common stock, to be granted one year from the Execution Date, and vesting over three (3) years , of which 500,000 are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

●10% of revenues generated from PHM business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

●3% of revenues generated from the sale of Qolpom hardware and monitoring service fees.

Formation of Parallax Behavioral Health, Inc.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation.

On May 1, 2017, pursuant to a resolution of the board of directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

●a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock; and

●a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

●a royalty agreement, providing for a royalty of 3% of the revenues be paid to ProEventa, up to $25,000,000 in revenues, generated from the intellectual property, and

●a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

On May 1, 2017, in conjunction with the ProEventa Agreement, the Company entered into a consulting agreement with James Gaynor that, among other things, provides for consideration to Mr. Gaynor as follows:

●a stock purchase agreement to purchase 500,000 shares of the Company’s common stock at $0.001 per share; and

●a grant of options to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share, vesting annually over a three (3) year period beginning September 1, 2017.

Changes in Management

On December 29, 2016, Mr. John L. Ogden and Ms. Calli R. Bucci were elected to serve as members of the Company's board of directors.

On April 6, 2017, the Board elected Mr. J. Michael Redmond as Chairman, to serve until the Company’s next meeting, in accordance with the Company's bylaws, or a resignation is duly tendered.

Effective July 7, 2017, the Board of the Company has caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc. Pursuant to the Employment Agreement dated August 1, 2015, a resignation from the Board of the Company and its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. and Parallax Health Management, Inc. was tendered automatically.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. and Parallax Health Management, Inc.

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain funding goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five years, and vest when certain market share prices of the Company’s common stock are met.

On July 26, 2017, Mr. Jorn Gorlach resigned as a member of the board of directors.  This resignation did not involve any disagreements with the Company.

On June 4, 2018, Mr. Anand Kumar resigned as a member of the board of directors.  This resignation did not involve any disagreement with the Company. Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeds him; to serve as a member of the board of directors until the next annual meeting of the shareholders and/or until his successor is duly appointed.

DESCRIPTION OF BUSINESS

Overview

The Company’s principal focus is on personalized patient care through pharmacy services provided by RoxSan, remote health care services provided by Parallax Health Management, Inc. (formerly Qolpom, Inc.), and eventually through the Parallax Diagnostics Inc.'s medical diagnostic testing platform, which holds the exclusive license, with rights and title to the Target System, an Immunoassay point-of-care diagnostic testing system and certain Target System point of care immunoassay diagnostic tests.

Parallax’s three (3) divisions are:

Medical Diagnostics	Parallax Diagnostics, Inc.	Point-of-care diagnostics Pre-revenue
Pharmaceuticals	RoxSan Pharmacy, Inc.	61-year-old Beverly Hills, CA pharmacy licensed in over 40 US states Generated over $22 million in 2016
Remote Health Care	Parallax Health Management, Inc.	Patient-to-Medical regimen technology, remote patient monitoring and telehealth Generated just under $1 million during its initial trial campaign

Each of Parallax's divisions target a separate vertical market that complement each other and the Company's value proposition. In addition, the synergistic operational cross-over affords Parallax the ability to use built in economies of scale across multiple operating platforms.

The Parallax Business Model

In the past 60 years, healthcare has transitioned from a direct relationship between doctor and patient, to one that has patients separated from their doctors by the introduction of a huge number of stakeholders, ranging from health insurers, employers, pharmacy benefit managers, imaging, diagnostic testing, lawyers, specialists and a plethora of others.  The patient and healthcare provider both want the same thing: information, quality of service, transparency, value for their hard-earned dollars, and more time in their day.

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

Products and Services

Parallax believes that its products and services can provide solutions that mitigate rising costs, reduce waste in spending through transparency, reduce the amount of unnecessary services, and increase the health and wellness of patients before they are sick.

The Pharmacy’s products and services range from pharmaceutical, infertility and compound drugs and medications to retail and over-the-counter drugs and products. RoxSan also provides door-to-door delivery, as well as overnight shipments.

Remote Health Care products include patent pending software and Mobile Apps and Services, as well as electronic kits and devices from third-party licensed platforms that are designated towards a patient’s primary health concern (i.e. diabetes, blood pressure, cardiovascular, general monitoring, etc.), and offer both audio and video options that interface with the patient’s healthcare providers. Prescription medication dosage monitoring is also available.

The Cross-Over and Cross-Pollination Model

The Company's business model is built on identifying opportunities represented by one market vertical that provides for a separate vertical to utilize one or more of its core operations. Although Parallax’s multiple operations are focused in separate vertical markets, Parallax has designed its business model to allow for cross-pollination and reciprocal transfer of value at multiple points in their respective economic food chains.

As an example of the Company's cross-over and cross-pollination model, the nationwide sales infrastructure supporting RoxSan, can be utilized by Parallax’s Point-of-care Diagnostic system.

●RoxSan Pharmacy, the compound and retail pharmacy, sells its drugs to doctors in over 40 US states, approximately 3,500 doctors in its client data base, both active and non-active; and

●Parallax Health Management, Inc., the remote healthcare system can provide a range of after-care products and services, and can sell its telehealth and remote patient monitoring services directly to the doctors being sold compounded medications; and

●Parallax Diagnostics, the point-of-care testing and diagnostics division, will be able to sell their testing platforms and tests to the RoxSan doctors for use with their patients.

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

At Parallax, management continually strives to identify solutions to the challenges facing the current healthcare system.  Parallax and its management team of professionals is committed to delivering the highest quality products and services to patients, payers, healthcare insurers and stakeholders that are accessible and reasonable, and are built upon sound business models and economics that are designed to provide for sustainable growth and increased value to the Company's shareholders.

Operating Segments

Currently, the Company's business operations generate revenue through multiple economic models, ranging from cash payments, insurance reimbursements and pharmaceutical drug rebates derived from its compounding, retail and fertility business, to PHM’s initial remote patient monitoring activity, the deployment of its Good Health Outcomes Platform, and the sale of third-party vendor devices.

The Company currently operates with the following three (3) segments:

●Pharmacy

RoxSan provides a full range of pharmacy services including retail, compounding and fertility medications.  RoxSan generates net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. RoxSan also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy.  The pharmacy is fully licensed and qualified to conduct business in over 40 US States.

●Remote Patient Monitoring

PHM provides a first-of-its-kind technology platform that provides for the complete remote patient care delivery system: the patent-pending Good Health Outcomes, which utilizes proprietary software and technology to bridge clinical behavioral science with technology and logistics for payers, providers and clinical professionals across a variety of wellness and clinical devices, including both fitness and clinical applications. PHM’s Good Health Outcomes is a secure and scalable platform for collecting, transmitting and analyzing biometric, pharmaceutical, and health data to healthcare providers, primarily hospitals, accredited nursing operations, and physicians.

PHM generates revenues through fees charged for the license and utilization of its proprietary system that provides software integrations of the Good Health Outcomes platform.  Additionally, PHM generates incremental revenues through the delivery of acute, post-acute and chronic health patient management software systems that enable PHM customers to bill for and collect payments from patients and third-party payers for telemonitoring and remote services that they deliver.

●Corporate

The Corporate Segment provides management and administrative services to support the Company and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and corporate information technology and finance departments.  In addition, the Corporate Segment supports the costs and operating expenses related to the continued development and exploitation of the Company's proprietary medical diagnostic and monitoring platform and processes, which remains the Company's primary focus.

PARALLAX DIAGNOSTICS, INC.
TARGET SYSTEM and DIAGNOSTIC TESTING PLATFORM

Overview

Parallax Diagnostics, Inc. (“PDI” or "Parallax Diagnostics") is a company focused on the development of point-of-care diagnostics, with an emphasis on its Target System testing platform and novel applications that detect and/or monitor infectious diseases, cardiac markers and drug of abuse assays.  PDI holds exclusive licenses, in perpetuity, to a line of proprietary, patented and/or patent-pending, previously FDA cleared, point-of-care diagnostic tests to be utilized with its single platform diagnostic testing Target System.  PDI, with its products and products in development, offers the potential to transform the diagnostic landscape by transitioning critical tests from the centralized lab directly to the hands of the physician or clinicians.

Parallax Diagnostics is currently pre-revenue and continues to pursue viable opportunities for the commercialization of its product.  Additionally, Parallax Diagnostics has sought to identify strategies that would make its proposition more valuable and competitive.  The Company has made the strategic decision to keep the Parallax Diagnostics product line off the market, and has spent the last few years prosecuting its patents. Since the inception of Parallax Diagnostics, and the Company has been issued patents on core technology of its technology for its Target System.  In 2014, 2015 and 2017, Parallax Diagnostics and its license partner, Montecito BioSciences, Ltd. ("MBS"), received patents on its mobile testing platform in conjunction with its Target System cartridges in the United States, China, Hong Kong, Macao, and India. To this end, the Company has pursued patents around its foundational technology and the SPARKS Mobile diagnostic reader. PDI also has a technology that was previously cleared by the FDA technology that is being used as a platform for a test that will detect CD4 and CD8 cells which in turn determine a patient’s immune status.

History of the PDI Target System Technology

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

1986-2001

The Target System was manufactured and marketed by V-Tech to medical distributors, hospitals and various government agencies (D.O.D., and G.S.A.). V-Tech owned and operated two manufacturing and distribution facilities, 38,000 and 48,000 sq. ft.  in Pomona and the City of Industry, California, respectively. All development and manufacturing, together with FDA compliance laboratory processes, were conducted at these two FDA certified facilities.

2001-2004

The Target System inventor and V-Tech founder, Dr. James Parker, died of an aneurism in October 2001, just as PDI was beginning to initiate significant sales.  Colleagues and family members believe that the aneurism was a direct result of a suspicious circumstances surrounding a fall down an escalator in Paris, France, shortly before Dr. Parker was to give a speech at a international conference of diagnostic professionals. V-Tech was in disarray and lay dormant for a number of years under stewards with non-compatible backgrounds.

2004-2006

Victor Parker, Esq., son of James Parker approached Ted Withrow (“Withrow”), a financier, biomedical executive, entrepreneur and inventor, to help him continue with his father's vision of providing high quality low cost diagnostics in or outside of a hospital. Subsequently, Mr. Withrow approached Dr. Jorn Gorlach, a successful scientist, entrepreneur, biomedical executive and inventor, to join him in founding a new company charged with the commercialization of the Target System and the fulfillment of Dr. Parker’s vision. By expanding and applied innovative development to the existing platform, Messer’s Withrow and Gorlach were able to lead the new company, Montecito BioSciences, Ltd., into the development of mobile diagnostic and healthcare platform.

MBS applied for and was granted patents covering its mobile technology and Target System test cartridge and is currently in the pre-prototype stage of development. SPARKS Mobile, the handheld, mobile technology, will be a next generation version of the VT-1000 reader, and was put into development along with new product segments and market strategies for the reorganization of the Target System technologies and testing platform into MBS.  MBS entered into an exclusive license of twenty-six (26) FDA 510K cleared tests and the FDA 510K cleared immunoassay reader and an Assignment Agreement for the patented and patent-pending applications covering innovations to the Target System and to the business plan.

The following list represents historical distributor that sold the Target Antigen Detection System Diagnostic Platform, including the TARGET VT-1000 Desktop Analyzer and a number of the Company’s FDA approved tests in a commercial setting:

	Customer	Location	Customer	Location	Customer	Location
	Columbia Diagnostics	Springfield, VA	General Medical Corp	Richmond, VA	Tryco, Inc.	Mclean, VA
	Cardinal Healthcare	McGaw Park, IL	Physicians Sales & Services	Jacksonville, FL	Allied Signal	Jacksonville, FL
	Community Family Planning	New York, NY	Troy Biological, Inc.	Troy, MI	VWR International	Bridgeport, NJ
	East Tech, Inc.	Indianhead, MD	Alimenterics, Inc.	Morris Plains, NJ	Arab Circle Healthcare	Saudi Arabia
	Laboratory Supply Corp.	Louisville, KY	E.I. DuPont Agriculture Dept.	Newark, DE	Bioclone Australia	Sydney, Australia
	Medical Technology Corp.	Somerset, NJ	Difco Laboratories	Detroit, MI	Care Diagnostics	Vienna, Austria
	Accumed	Brooklyn, NY	United States Defense Department	Washington D.C.	Izasa, S.A.	Barcelona, Spain
	Owens & Minor	Greensburg, PA	Veterans Administration	Washington D.C.	LMC LTD.	Ankara, Turkey
					Transasia Bio-Medicals	Bombay India

● In 2005, Withrow developed a business relationship with Victor Parker, the son of James Parker, the inventor of the Target System and the founder and operator of the business that developed and commercialized it.

● On October 10, 2005 Withrow joined forces with Jorn Gorlach and formed Montecito BioSciences, Ltd. as a Nevada corporation
● The MBS Business plan was to develop the Target System assets, re-launch the Target System into the market and generate revenue through the commercialization of the Intellectual Property.
● 2005 Event Milestones:
● Re-evaluated HIV 1 and 2 Test that was ready for clinical trial seeking a 510 clearance.

● Developed a relationship with head of South African Medical Association who directed MBS away from a rapid HIV 1 and 2 tests and focused on the need for a low-cost rapid immune status test to be given as part of the HIV-AIDS Antiretroviral treatment.

● US and International patent applications were filed to protect the business and its stakeholders.
2008- 2010	● Roth Kline, Inc. was incorporated on December 30, 2008. The sole Shareholder of Roth Kline, Inc. was Montecito BioSciences, Ltd.
● Roth Kline was formed to facilitate the development and commercialization of the Target System.
● Roth Kline changed its name to Parallax Diagnostics, Inc.
● The development of the Target system, SPARKS handheld analyzer and CD4-CD8 immune test became Parallax’s primary focus.

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

The Company’s Target System (the system includes the VT-1000 Desktop Analyzer, the Target Antigen Detection Cartridge and associated reagents) technology addresses these limitations by applying sophisticated immunochemical and optical methods to detect and quantify analytes present in various human specimens, including blood, urine, and feces. Data indicates that sensitivity will be comparable to expensive and complicated laboratory-based analyzers. The Company believes that there is market potential for advanced POC diagnostic products that provide quick and accurate diagnosis during a patient visit, shortening the decision time to medical intervention and minimizing the need for additional patient follow-up, thereby reducing overall health care delivery costs.

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

The Diagnostics Products

The Company’s assets include a previously FDA-cleared VT-1000 Desktop Analyzer and more than two dozen FDA 510(k) cleared diagnostic tests.  The Desktop Analyzer and immunoassay system incorporates a flow-through rapid antigen test platform configuration that has the ability to produce high-performance quantitative blood test results with the ease of rapid qualitative diagnostic strips.  The Company has patents and patent applications related to its current and future products, as well as methods for future test development. The Target VT-1000 Desktop Analyzer is ideally suited for rapid development and commercialization of all new tests that may be introduced.

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

Additional Products Planned for Development

The Target System provides the platform for the development of a series of quantitative tests for important diagnostic applications that can provide results at a patient's bedside, in a doctor's office, in the emergency room, in a clinic, in an ambulance, on the battlefield, on site agri-business locations, rural and economically disadvantaged areas.  The Target System expects to meet the POC diagnostic market criteria as follows:

●Rapid turnaround time

●Direct application of a non-critical volume or placement of sample directly into instrument

●Disposable device or minimal maintenance required

●Minimal technical expertise required

●Positive identification and specimen tracking strategy that eliminates specimen identification errors

●Simple strategy for calibration and QC

●Transferability of data to the LIS or HIS

●Agreement of result with accepted "Gold Standard" tests

●Affordable cost

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

The Company’s testing system is not limited to HIV or AIDS diagnostics. The test format has been applied in the past to viral and bacterial infections (e.g., Rubella, Rotavirus, Strep. A) and can be adapted towards other epidemics. Diseases like malaria, cholera, hepatitis, yellow fever, or West Nile virus and other viral diseases present increasing health threats to large populations in the world, with major existing problems at the stage of proper diagnosis.  The Company believes that it can adapt its VT-1000 Desktop Analyzer and SPARKS Mobile to the rapid, simple, point-of-care diagnosis of almost all of these diseases without the requirement of additional equipment. Further, the Company believes that the combination of a mobile, hand-held testing device with a large number of different tests provided by a family of cartridges will improve the ability of current health care and disease diagnostics in a fast majority of today’s underserved regions. In addition, the Target System Platform also allows for the monitoring of environmental components influencing the health of populations, such as the presence of toxins in soil and drinking water and contamination of food supply.

The Target System Hand-Held Analyzer: SPARKS Mobile

The Company’s next generation Target System Analyzer, the SPARKS Mobile, a hand-held analyzer, will include a small, rapid testing format, in conjunction with a hand-held data acquisition and test reading device. The SPARKS Mobile will be a re-engineered version of the Company’s previously FDA-approved VT-1000 Desktop Analyzer.

Whether searching for markers in the blood stream, or diagnosing a pathogen in urine, the Company’s SPARKS Mobile will be a portable tool for rapid diagnostics. The SPARKS Mobile will also provide an improvement in POC diagnostics and applications in countries with limited health care infrastructures and geographic limitations, both of which are of paramount importance in the combat against infectious diseases and in the fight against proliferation of endemic and pandemic diseases.  This innovative SPARKS Mobile will allow for a fast (minutes instead of hours or days) performance of tests at the point-of-care and will only require a test cartridge and a small number of ready-to-use solutions in preformatted quantities.  Moreover, the SPARKS Mobile will include the ability to store patient information, test data, and QC data, and transmit data through wireless connections.

The SPARKS Mobile design goals will plan to:

●achieve a portable monitoring system, which is compatible with proven and reliable ELISA-based target system technology.

●expand readout capabilities to provide a mobile testing and monitoring platform.

●increase the economy of scale and scope of the diagnostics and monitoring platform by the development of additional utility of the device without redundant infrastructure investments (additional data acquisition of patients, additional tests for other, predominant diseases).

The basic design of the Company’s SPARKS Mobile is based on the same 510(k) cleared technology employed in its VT-1000 Desktop Analyzer and is compatible with existing Test Cartridges. However, a number of innovative features will be integrated into the design to meet customer and patient needs:

●High Infrared Light Spectrum.

●Easy Field Upgrades

●No Change of Equipment

●Printer Hook-up Capability

●Low Entry Cost for New Test Development and Analysis

●Safety, Security and Accuracy by design

●Desk to Docking Station: Smart Phone Capability

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

Diagnostic tests performed outside the central laboratory or decentralized testing is generally known as point-of-care (POC). Over the years, the increasing introduction of transportable, portable, and handheld instruments has resulted in the migration of POC testing from the hospital environment to a range of medical environments including the workplace, home, disaster care and most recently, convenience clinics. Moreover, POC test devices have contributed significantly to the growth of the overall diagnostics market over the past 10 years. As more diagnostic manufacturers pursue CLIA waiver status for their POC devices and CE Mark for POC or self-use. At the same time, more decentralized test venues invest in non-waived rapid tests and instruments. POC testing appears to be headed for an even bigger role in diagnosis and monitoring patient care.

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

Key Drivers

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

Competitive Landscape

There are approximately 40 to 50 companies in the point-of care (“POC”) diagnostic industry in the U.S. and approximately another 100 outside the U.S. The POC space can be broken down into various sub-sets such as molecular biologist developing reagents, and markers to diagnostic equipment and test development companies, as well as companies who do neither and focus on marketing tests, equipment and assays.  Most notably in the POC space are the large pharmaceutical companies such as Bayer, Roche, Abbott Labs, ThermoFisher and others.  The Company’s specific competitive landscape is tied to its patent pending process involving its SPARKS Mobile Analyzer and Target System Platform In-Vitro Tests.  There are a number of companies developing mobile devices to perform a host of health industry-related services and the Company believes that more companies will enter the mobile diagnostic space in the next few years.   The industry has yet to develop a standardized point-of-care immunoassay platform for any device to be integrated into.  The goal of the Company’s SPARKS Mobile Analyzer is to deliver a device that adds immediate value to health providers, patients and health insurance companies.  The Company’s primary goal is to create a mobile platform that could integrate and utilize the flow-through process of the Company’s Target System Platform and offer the healthcare provider a system that is fully interoperable and ubiquitous with a potentially large number of in vitro tests.  There are other test platforms in the space, but the Company has filed a patent on the process of its SPARKS Mobile Analyzer and its TADS Cartridge.  There can be no assurance that the Company’s POC device will prove to be competitive with the other POC devices under development.

Until the Company secures a minimum of three million dollars ($3,000,000) of additional capital to operate for the next eighteen months the Company will remain highly vulnerable from the Company’s competition.  The Company anticipates the need for a minimum of an additional six million ($6,000,000) dollars of investment capital will be required for it to achieve its goal of developing a commercially viable rapid point-of-care CD4-8 immune status test and its proposed mobile SPARKS Mobile version of its FDA Approved VT 1000 Desktop Analyzer.  There can be no assurance that such amount will prove adequate to develop the Company’ products. Furthermore, the Company’s competition has significantly greater resources that it can deploy and anytime to head off competition.

In Vitro Diagnostic Sales Leaders

●Roche Diagnostics, Switzerland www.roche.com

●Abbott Diagnostics, Abbott Park, IL 60064 www.abbott.com

●Siemens Medical Solutions Diagnostics, Deerfield, IL www.diagnostics.siemens.com

●Johnson & Johnson, Ortho Clinical Diagnostics (OCD) division, Raritan, NJ www.jnj.com

●Beckman Coulter Inc., Fullerton, CA www.beckmancoulter.com

●Becton, Dickinson & Co., Franklin Lakes, NJ www.bd.com

●bioMérieux SA, Marcy l’Etoile, France www.biomerieux.com

●Bio-Rad Laboratories Inc., Hercules, CA www.bio-rad.com

●Quidel Inc., San Diego, CA www.quidel.com

●Alere, Inc. Orlando, FL www.alere.com

●Thermo Fisher Scientific, Waltham, MA www.thermofisher.com

Barriers to Use

The main barriers and constraints to the use of rapid diagnostic tests can be put into three main categories:

Acceptability:Rapid tests need to be acceptable to policymakers, clinicians, and patients. Tests need to have sufficient sensitivity and specificity and need to have an adequate predictive value. Ease-of-use is critical for point-of-care use by clinicians. Culturally appropriate specimens and credible results are important if rapid tests are to be accepted by patients.

Affordability:Many rapid diagnostic tests are more expensive than the tests or syndromic algorithms they are intended to replace. Decreasing per-test costs, carefully designing diagnostic algorithms, and educating end users about the cost-savings of more efficient use of therapeutic drugs are important means of maximizing rapid test affordability.

Availability:Rapid diagnostic tests are not always available in developing countries. Most tests have limited shelf lives, and many countries have weak public and private sector procurement and distribution systems. The consistency and quality of imported tests can also be issues. To address these constraints, local government regulations, quality assurance, shelf life testing, and distribution systems all need to be assessed and improved. The Company will initially control all of the manufacturing of its Target System test cartridges and Desk Top Analyzer and SPARKS Mobile Analyzer in conjunction with Montecito.

Reimbursement:The ability to gain scale in reimbursement across a wide number of test is still a challenge for point of care diagnostic companies such as Parallax.

Intellectual Property (Diagnostics)

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

Expired Patents-Target System

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

The Company has retained a team of professionals in the field of patent protection and is continuously seeking out new opportunities for its products and products in development.

Key Patented and Patent-Pending Concepts

●Sample Analysis

●Plurality of Isolated Antibodies to a Plurality of Cognate Antigens

●Identifying Drugs, Targeting Moieties or Diagnostics

●Determining the Immune Status of a Subject

●Flow Through Testing System with Pressure Indicator

●Novel biomarker candidates

●Antibodies

●Proteins

●Diagnostic testing

For additional information on the Company’s patents, patents-pending and Tests, see “Intellectual Property Summary” section below.

The Company’s FDA-Cleared Tests

The Company acquired, through an Assignment Agreement, the exclusive rights in perpetuity to the following FDA-approved 510(k) tests (the “Tests”):

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

The Company is in the planning process of developing and obtaining FDA clearance for rapid Immunoassay tests for the detection of HIV 1 and 2.  There can be no assurance that the Company will be successful in developing such tests or in obtaining the required FDA clearance.

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

Government Regulations

The long legal journey toward medical device regulation began with the Pure Food and Drugs Act of 1906.  Medical devices were not included, as no one envisioned how technology would grow increasingly complex, and would ultimately require regulation. The Medical Device Amendments of 1976 gave FDA authority to ensure the safety and effectiveness of a range of life-saving medical devices, while also protecting the public from fraudulent devices.  The Amendments:

●defined a medical device,

●established three device classes (I, II, and III),

●identified pathways to market,

●established Advisory Panels, and

●set clinical investigation requirements.

Subsequent legislation strengthened the FDA’s regulatory authority.  The following table identifies the legislation and significance for the Major Medical Device:

Legislation	Significance
Safe Medical Devices Act of 1990	●Established Quality System requirements
●Supported post market surveillance
●Allowed FDA discretion for PMAs brought to panel
FDA Modernization Act of 1997	●Supported for early collaboration, expanded Class I and Class II exemptions
●Set the "least burdensome provision"*
●Supported dispute resolution
●Established evaluation of automatic Class III designation (giving the sponsor the opportunity to request lower classification due to a minimal risk device, known as "de novo" review)
●Mandated free and open participation by all interested persons
Medical Device User Fee and Modernization Act (MDUFMA) of 2002	●Established a fee schedule for most types of device submissions to achieve shorter review times
●Requires FDA to include pediatric experts on the panel for a product intended for pediatric use
FDA Modernization Act of 2007	●Reauthorized and expanded MDUFMA

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

Premarket Approval (PMA)

PMA refers to the scientific and regulatory review necessary to evaluate the safety and effectiveness of Class III devices or devices that were found not substantially equivalent to a Class I or II predicate through the 510(k) processes.  PMA is the most involved process. To reasonably assure that a device is safe and effective, PMA requires valid scientific evidence that the probable benefits to health from the intended use of a device outweigh the probable risks, and that the device will significantly help a large portion of the target population. Sources of valid scientific evidence may include well controlled investigations, partially controlled studies, historical controls, well documented case histories by qualified experts, and robust human experience.  Independence is an important concept for PMAs, meaning that each PMA should establish the safety and effectiveness of the device under review, and that data about one device cannot be used to support another.  Examples of PMAs include digital mammography, minimally invasive and non-invasive glucose testing devices, implanted defibrillators, and implantable middle ear devices.

Summary Comparison of 510(k) and PMA

510(k) Submissions	PMA Submissions
●primarily for Class II devices	●primarily for Class III devices
●a Class I or II pre-amendment or legally marketed device (predicate) exists	●a Class I or II pre-amendment or legally marketed device (predicate) does not exist
●third party review option is available for devices not requiring clinical data	●device is life supporting and/or has potential risk to patient
●documented proof of Substantial Equivalence to a predicate is required	●documented safety and effectiveness data for the device is required

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

With post-approval studies, FDA can evaluate device performance and potential problems when the device is used more widely than in clinical trials and over a longer period of time. This allows FDA to build in accountability and gather essential post market information, including:

●longer-term performance of the device (for example, effects of re-treatments and product changes)

●community performance (clinicians and patients)

●effectiveness of training programs

●sub-group performance

●outcomes of concern – real and potential

Manufacturing

The Company does not intend to manufacture in house, with the exception of prototype and small batch production of tests for clinical trials and in-house testing.  The Company is required to use manufacturers who operate under Good Manufacturing Practices (“GMP”).  A GMP is a production and testing practice that helps to ensure a quality product. Many countries have legislated that pharmaceutical and medical device companies must follow GMP procedures, and have created their own GMP guidelines that correspond with their legislation. Basic concepts of all of these guidelines remain more or less similar to the ultimate goals of safeguarding the health of the patient as well as producing good quality medicine, medical devices or active pharmaceutical products. In the U.S. a drug may be deemed adulterated if it has passed all of the specifications tests but is found to be manufactured in a condition which violates current good manufacturing practice guidelines. Therefore, complying with GMP is a mandatory aspect in pharmaceutical manufacturing.

Although there are a number of them, all guidelines follow a few basic principles:

●Manufacturing processes are clearly defined and controlled. All critical processes are validated to ensure consistency and compliance with specifications.

●Manufacturing processes are controlled, and any changes to the process are evaluated. Changes that have an impact on the quality of the drug are validated as necessary.

●Instructions and procedures are written in clear and unambiguous language. (Good Documentation Practices)

●Operators are trained to carry out and document procedures.

●Records are made, manually or by instruments, during manufacture that demonstrate that all the steps required by the defined procedures and instructions were in fact taken and that the quantity and quality of the drug was as expected. Deviations are investigated and documented.

●Records of manufacture (including distribution) that enable the complete history of a batch to be traced are retained in a comprehensible and accessible form.

●The distribution of the drugs minimizes any risk to their quality.

●A system is available for recalling any batch of drug from sale or supply.

●Complaints about marketed drugs are examined, the causes of quality defects are investigated, and appropriate measures are taken with respect to the defective drugs and to prevent recurrence.

●GMP guidelines are not prescriptive instructions on how to manufacture products. They are a series of general principles that must be observed during manufacturing. When a company is setting up its quality program and manufacturing process, there may be many ways it can fulfill GMP requirements. It is the company's responsibility to determine the most effective and efficient quality process.

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

Principal Suppliers

The Company has not yet commenced commercial operations, and thus has yet to establish principal suppliers of its product line.

ROXSAN PHARMACY, INC.
COMPOUND and RETAIL PHARMACY SERVICES

Overview

RoxSan Pharmacy, Inc. ("RoxSan”), was incorporated on February 16, 1996, in the state of California, and is located in Beverly Hills, California. Prior to its incorporation in 1996, RoxSan was a privately-owned company providing pharmacy services since the early 1960s.

RoxSan is the oldest continuingly operated pharmacy in Beverly Hills and is a well-known commodity to the residents, providing retail, compound, infertility, wellness, anti-aging and sexual health products and services for over 60 years.

RoxSan’s mission is to deliver innovative, meaningful personalized medicines to patients by providing health care professionals cutting edge tools to leverage their knowledge and individualize patients’ treatment plans. RoxSan’s favorable pricing is competitive with other pharmacies that provide compounding services, but RoxSan exceptional customer care is what has proven to be the key to its success and longevity.  RoxSan caters individually to patients through customized products, speedy home delivery, and having an on-call readily accessible pharmacy team. RoxSan can also educate its medical providers through scheduled seminars with its pharmacists.  In addition, RoxSan’s parent company owns a Remote Health Monitoring company that can provide doctors and patients with live, interactive healthcare through its monitoring devices (see section entitled Parallax Health Management, Inc.).

RoxSan is a full-service retail, sterile and non-sterile compounding and fertility pharmacy licensed in the State of California and over 40 other states, and is VPP Certified (see National Accreditation). RoxSan not only provides commercial pharmaceuticals to its patients, but also specializes in customized compounded medications for individual patient needs based on prescriber recommendations. RoxSan’s current area of expertise includes pain management with a focus on non-addictive compounded topical pain creams, wound care, scar healing, and podiatry care compounds.

RoxSan generates net revenues primarily by dispensing prescription drugs, through local channels by direct delivery as well as mail order. RoxSan also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty and cosmetic products, seasonal merchandise and convenience foods. Management developed a system of operations for RoxSan that focused on differentiating unique business markets for its services and developed additional areas of focus.  Currently, RoxSan operates three distinct business units comprised of:

●RoxSan Compound Pharmacy (“Compounding”)
●RoxSan Fertility Group (“RoxSan Fertility”)
●RoxSan Retail Pharmacy (“RoxSan Retail”)

As of December 31, 2016, RoxSan Pharmacy is licensed in the following states:

●Alaska	●Indiana	●Nevada	●South Dakota
●Arizona	●Iowa	●New Jersey	●Tennessee
●California	●Kansas	●New Mexico	●Texas
●Colorado	●Kentucky	●New York	●Utah
●Connecticut	●Maryland	●North Carolina	●Vermont
●Delaware	●Massachusetts	●North Dakota	●Virginia
●District of Columbia	●Minnesota	●Oklahoma	●Washington
●Florida	●Mississippi	●Oregon	●West Virginia
●Hawaii	●Missouri	●Pennsylvania	●Wisconsin
●Idaho	●Montana	●Rhode Island	●Wyoming
●Illinois	●Nebraska	●South Carolina

Shortly after RoxSan's acquisition in August 2015, management determined that there were several areas that required immediate attention:

Pharmacy ComplianceManagement created the position of Director of Compliance at RoxSan and put a senior pharmacist as the Director.  Management developed a strategic plan covering its Regulatory Compliance goals.  The first goal was to create foundational standard operating procedures in the filling, processing, and shipping of prescriptions.

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

State Pharmacy LicensesThe former owner had developed a well-documented contentious relationship with the California Board of Pharmacy as well as a number of other states in which the previous owner was accused of regulatory violations. There were also states that had suspended RoxSan’s Licenses under the prior ownership to operate in their state.  The new management began an aggressive program in each state, to appeal to the State Pharmacy Boards to reinstate the licenses. It became apparent that many individual members on several state Boards of Pharmacy, including the California Board of Pharmacy, the Nevada Board of Pharmacy and the Arizona Board of Pharmacy, had an extremely negative perception of the former owner.

With the new management entering into the picture, the negative perception became extremely positive toward RoxSan’s new ownership, and its new Compliance Program.  Thus far, RoxSan has obtained pharmacy licenses in over 40 US states and is seeking to obtain licensing in the remaining states.  As a result of the efforts of new management, all of these issues were corrected, and the pharmacy is currently operating in an entirely new status of having great relations with each of the previously strained relationships with individual state Boards of Pharmacy.

Pharmacy Benefit Management The former owner had created a negative and challenging relationship with Payers and Pharmacy Benefit Management (PBM’s) as well as the cancellation of some pharmacy network contracts with PBM contracts that control the approvals for reimbursements for several health insurers.  The new management established a plan of action and standard operating procedures to follow as well as address the criteria for contract re-approvals with the PBM’s.

RoxSan Pharmacy has become qualified and fully accredited member of FocusScript’s Compounding Pharmacy Network enabling RoxSan to participate in the Pharmacy Benefit Management Program for one of the largest health insurers in the United States.  As of this update approximately 5% of the Compound Pharmacy’s in the US have been able to achieve this accreditation.

A market development has occurred that has produced a payer reaction to the exorbitantly high pricing trends for compound pain medications. That development has affected the viability of the compound pain medication management industry due to rejections and many of the ingredients becoming “non-covered”. RoxSan has developed a program to restructure the pharmacy’s approach to creating a more “ethically” based pricing structure with extraordinarily high efficacy formularies and is working with several of the industry’s leading PBM’s in pursuit of partnership arrangements.

National AccreditationIn addition, under the new management, RoxSan Pharmacy passed the inspection from the Verified Pharmacy Program (VPP) as part of the National Association of the Board of Pharmacy.   This was a significant accomplishment, considering that the prior ownership had failed in passing the VPP inspection in the past. Passing the VPP inspection is an exhaustive process requiring high levels of regulatory systems and compliance.  This accomplishment was achieved in less than one year under the newly restructured operating compliance program under the new ownership, which included strict adherence to documentation retention and categorization.

Human ResourcesIt was determined that there were personnel issues that RoxSan’s pharmacists, technicians and general operations employees had with the prior ownership. These issues involved compensation, benefits and management style of leadership, which lacked the opportunity for the employees to be empowered to effectively perform their duties. Management also addressed these issues with clarification of job responsibilities, compensation/benefit adjustments including stock option incentives and an overall more inclusive and open communication style of management.

Since the Company’s acquisition of RoxSan, the deleterious actions against the pharmacy by the former owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the former owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary IVF drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with comparably priced IVF drugs.  This, among other things, caused a precipitous drop in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and in December 2017, the pharmacy ceased operations.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties including more than $1 million owed to the Company.

Market Opportunities

Compounding Industry

Pharmaceutical compounding (done in compounding pharmacies) is the creation of a particular pharmaceutical product to fit the unique need of a patient. To do this, compounding pharmacists combine or process appropriate ingredients using a variety of equipment and tools. Compounding may be done for medically necessary reasons, such as to change the form of the medication from a solid pill to a liquid to avoid a non-essential ingredient that the patient is allergic to, or to obtain the exact dose(s) needed or deemed best of particular active pharmaceutical ingredient(s). It may also be done for other reasons, such as adding flavors to a medication or otherwise altering taste or texture. Compounded medications are made based on a practitioner’s prescription in which individual ingredients are mixed together in the exact strength and dosage form required by the patient. This method allows the compounding pharmacist to work with the patient and the prescriber to customize a medication to meet the patient’s specific needs.

Compounding is routine in the case of intravenous/parenteral medication, typically by hospital pharmacists, but is also offered by privately owned compounding pharmacies and certain retail pharmacies for various forms of medication. Whether routine or rare, intravenous or oral, etc., when a given drug product is made or modified to have characteristics that are specifically prescribed for an individual patient, it is known as “traditional” compounding.

Compounding has experienced a resurgence as modern technology and innovative techniques and research have allowed more pharmacists to customize medications to meet specific patient needs.  Examples of compounded formulations include medications with alternative dosage strengths or unique dosage forms, such as topical creams or gels, suspensions or solutions with more tolerable drug delivery vehicles. Compounded medications can also address patients’ noncompliance with their medication due to offering tastes, routes of administration and dosages that were not otherwise commercially available.  Physicians can also work directly with a pharmacist to repurpose or reformulate via the compounding process drugs that have been approved by the U.S. Food & Drug Association (FDA) to meet a patient’s specific medical needs.

The primary activities of this industry are:	The major products and services in this industry are:

●Preparing alternate dosage forms of medication	●Currently unavailable pharmaceutical manufacturing
●Preparing alternate strengths of medication	●Pharmaceutical application alteration
●Preparing flavored medication	●Pharmaceutical dosage alteration
●Preparing medication for patients with allergies or other sensitivities.	●Pharmaceutical ingredient alteration

Compounding has proved to be indispensable, despite some negative media attention on compounding pharmacies due to contaminated prescriptions. According to the Pharmaceutical Research and Manufacturers of America (PhRMA), about 3.6 billion prescriptions are dispensed in the United States each year. The US Pharmacopeia Convention estimates that 30 million to 40 million of those prescriptions are compounded medications. Over the past five years, numerous trends have increased patient utilization rates of compounded medications. For example, rising healthcare awareness and growth in the number of overall physician visits have bolstered demand for prescriptions and provided a boom to the industry. Moreover, as more patients addressed their allergies to certain drugs and their medication preferences, such as medication that have a different dosage strength, route of administration or flavoring than drugs that were commercially available, demand for compounded medications has increased.

Key External Drivers

Drug Shortages

One of the largest causes of drug shortages are Group Purchasing Organizations (GPOs), which secure supplies for healthcare providers, and control about 72.0% of purchases made by hospitals, according to the Healthcare Supply Chain Association. GPOs use their market share as leverage to secure low-cost contracts with pharmaceutical manufacturers, resulting in some drug manufacturer to decrease their manufacture and stocking of essential drugs. Compounding pharmacies have benefited from these drug shortages, enabling them to access raw materials and supply medication orders to patients and hospitals. As the number of prescription drug shortages grow, compounding pharmacies are able to help alleviate these shortages by having access to raw materials and downstream markets, such as patients and hospitals. For example, according to the Congressional Research Service’s (CRS) Compounded Drugs report, 62.0% of hospitals outsourced compounded drugs due to drug shortages, 69.0% to ensure drug stability, and 62% to extend drug shelf life.

However, drug shortages have been particularly prominent among sterile injectable generic drugs, which are difficult to compound safely. Some compounding pharmacies, unable to meet FDA standards, have recalled some products. This trend further exacerbated the drug shortage. According to data from the CRS, 48.1% of hospitals reported that a shortage of compounded sterile products would have a significant impact on patient care, whereas 16.6% and 11.5% of hospitals reported that it would result in either an inconvenience or a major disruption to patient care, respectively.

Number of Pets (Cats and Dogs)

In addition to developing drug compounds for humans, compounding pharmacies also create specialized drugs compounded for animals. The number of pet owners is expected to grow at an annualized rate of 2.3% over the five years. Because of this growth, more pet owners will obtain compounded drugs to increase their pet’s compliance with medications, demanding compounded drugs to cater to their pets’ individualized needs such as allergies and complications with the drug’s route of administration.

Number of Physician Visits

Consumers who visit doctors more frequently tend to receive more prescriptions and, in turn, purchase more medications. Therefore, patients may require compounded prescriptions to access drug strengths and forms that are not commercially available. The number of physician visits is expected to increase in 2016.

Per Capita Disposable Income

Per capita disposable income determines consumers’ ability to purchase this industry’s products. While prescription products can be essential for health and therefore less susceptible to changes in consumer discretionary spending, some of the industry’s offerings, such as medicine flavorings, are subject to changes in disposable income. An increase in disposable income will boost demand for compounding pharmacies. Per capita disposable income is expected to increase in 2016.

Number of Adults Aged 65 And Older

As the population ages, demand for various pharmaceutical products increases. Adults aged 65 and older are more likely to have chronic illnesses than younger demographics, which stimulates demand for prescriptions. Additionally, elderly individuals may require compounded prescriptions to have personalized dosage forms, flavors or medications that comply with their allergies. The number of adults aged 65 and over is expected to increase in 2016, representing a potential opportunity for the industry.

Current Industry Performance and Trends [1]

Compounding has historically been very profitable, with high gross margins on product sales. In 2016, there were over 4,100 compounding pharmacies in the US that were estimated to generate over $5.5 billion of revenue and $1.5 billion in profits. The compounding pharmacies market size was over $8 billion in 2016. During the last five years, industry revenue experienced an annualized growth rate of 2.9%, with a growth forecast of over 5% CAGR from 2017 to 2024.

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

During the past five years, the compounding industry has exhibited growth, thanks to an increase in the number of dispensed prescriptions. As the burgeoning elderly population has dealt with a number of chronic illnesses that require medication, demand for compounded pharmaceuticals has risen. For example, patients have used compounded prescriptions to access medications in alternative dosages, routes of administration, ingredients (due to patient allergies) and flavorings than drugs that were commercially available. Moreover, the shortage or termination of prescriptions from drug manufacturers’ product portfolio has stimulated demand for compounded prescriptions.

Compounding Pharmacies Market, By Product

Oral medications dominated the compounding pharmacies market. The segment is anticipated to follow a similar trend during the forecast timeframe. Preference of individuals to consume medications through the oral route in the form of capsules, tablets and pills will drive segment growth. A growing drug failure rate during the drug discovery process will propel industry expansion. Drug failure leads to decrease in availability of alternate medications to patients resulting in increased dependence of compounded medications.

U.S. Compounding Pharmacies Market size, By Product, 2013-2024 (USD Billion)

Demand for parenteral medications is estimated to grow at a rapid pace owing to benefits of parenteral compounding preparations such as localized drug delivery and quick action leading to faster drug availability to the body. Ophthalmic segment is anticipated to witness lucrative growth. Increasing age related retinal disorders such as cataract, glaucoma, corneal scarring and macular degeneration will boost demand. Convenience offered by compounded medications such as combining multiple prescriptions into single dose, dose alterations and making medication available in alternate forms will further escalate demand.

Compounding Pharmacies Market, By Application

Adult segment accounted for the largest compounding pharmacies market share in 2016. Increasing prevalence of cardiovascular diseases among adults owing to lifestyle changes, adoption of sedentary lifestyle and consumption of fat rich foods will boost demand for compounded medications. Growing demand for flavored medications due to changing taste preferences while suffering from chronic illness will further propel segment growth.

Geriatric segment should witness rapid growth due to escalating elderly population. Aging is associated with age related chronic diseases and physiological changes which impair the elderly from using commercially available drug products for treatment. Problems faced by elderly population in swallowing pills and capsules, need for differed dosage levels and requirement for combining medications into one dose will increase demand for compounded drugs.

Compounding Pharmacies Market, By Therapeutic Area

Pain management held the largest industry share in 2016. Ability of compounding pharmacies to provide special preparations for pain management in accurate doses and without any side effects will fuel segment growth.

Hormone replacement is forecast to witness lucrative growth owing to increasing demand for anti-aging products. Ability of compounding pharmacies to provide hormone replacement therapy as per the patient body type and hormone levels will augment segment growth.

Compounding Pharmacies Market, By Region

U.S. accounted for the largest compounding pharmacies market share in 2016. Increasing number of baby boomers coupled with growing awareness pertaining to compounded medications will fuel growth over the forecast period. Increasing drug shortage along with rising prices of prescription drugs will augment industry expansion.

Japan market is anticipated to witness rapid growth over the forecast period. Usage of advanced technologies such as robots for compounding processes has led to automation of compounding pharmacies in the country. Presence of oldest population in the world coupled with highest life expectancy rate will further stimulate market growth.

[1] Information and statistics taken from Global Market Insights GM1749  Compounding Pharmacies Report published May 2017 and IBIS World Industry Report OD5706 Compounding Pharmacies in the US, dated January 2015 by Sarah Turk

Fertility Industry

The market for IVF drugs in California is the largest in the country and is driven by multiple factors as noted above.  In addition to the IVF Market information below, sourced from Harris and Williams and Co. a middle market investment advisory and M & A transaction firm, management at RoxSan and its staff, all the way down to the driver delivering the IVF drugs to its customer, are proud to be part of a business that brings children to people who truly want them and have, until their successful treatment for infertility, been unable to conceive on their own.  The IVF group at RoxSan is a major factor in the Company's self-esteem, and it is a symbol of pride for everyone that works at RoxSan and Parallax.

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

●15% of the world's population experiences some sort of difficulties conceiving naturally in their life.

●In the western society, people are prolonging having their first child more and more, which has a clear negative correlation with chances of conceiving naturally.

●Furthermore, other western lifestyle diseases such as obesity also have a clear negative correlation with natural conception chances.

Competitive Landscape

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

Some of the prominent industry players include Fagron, B.Braun Medical, Fresenius Kabi, Cantrell Drug Company, Institutional Pharmacy Solutions and Pencol Compounding Pharmacy.  The industry participants resort to strategies such as acquisitions, collaborations and joint ventures to strengthen their foothold in the compounding pharmacies market. For instance, in 2015 Fagron acquired JCB labs to strengthen its sterile compounding business in North America.

Compounding pharmacies are undergoing rapid development through technological advancements and adoption of automation in compounding process. Usage of automation has resulted in increase in quality of preparations through enhanced uniformity. Compounding pharmacies are being equipped with electric mixers, capsule filling machines, ointment mills, electronic mortar and pestle. Usage of electronic balances coupled with software programs has resulted in higher accuracy of formulations. Adoption and implementation of technology will further boost the compounding pharmacies market over the forecast period.

Basis of Competition

Firms in the Compounding Pharmacies industry face moderate competition, primarily within the industry and stemming only from other regionally located firms. While operators compete on the basis of price, the industry will increasingly generate clientele on the basis of reputation. For example, while the industry is becoming more exposed to regulation, the industry is still experiencing negative media attention from patient deaths and illnesses related to contaminated compounded medications. As a result, industry operators that can generate positive word-of-mouth for compounded medications that are manufactured in sterile environments will likely have a large customer following. Industry operators that develop safe compounded medications that are known for their efficacy will generate high sales volumes. Furthermore, more operators will move toward opting to register with Pharmacy Compounding Accreditation Board and the US Food and Drug Administration’s current good manufacturing practices to meet standards for quality in the compounding process.

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

Government Regulations

From October 2011 to September 2012, the Food and Drug Administration (FDA) inspected about 150 compounding pharmacies, with 90% of facilities inspected having problems. Historically, pharmaceutical manufacturers contended with high costs from generating brand awareness and complying with FDA regulations, which incited manufacturers to limit their product portfolio. While many compounding pharmacies opted for regulation to achieve credibility for their compounding process, such as accreditation with the Pharmacy Compounding Accreditation Board to ensure quality and sterility in their compounding facilities, only 163 pharmacies in the United States were accredited in 2013 (latest data available). As a result, some industry operators have exited the industry altogether or have contended with costs related to complying with FDA standards.  As healthcare providers are increasingly purchasing compounded medications from FDA-registered and regulated facilities, many operators will choose to comply with regulations to bolster revenue volumes. Regulation is expected to increase, which represents a potential threat to the industry.

In 2016, the FDA issued proposals to implement statutory restrictions on compounding drugs that are essentially copies of commercially available or approved drugs, and in 2018, is implementing the Compounding Quality Act (FDCA).  The new law allows an entity that compounds sterile drugs to register as an outsourcing facility. Once registered, an outsourcing facility must meet certain conditions in order to be exempt from the FDCA’s approval requirements and the requirement to label products with adequate directions for use. Under the new law, the drugs must be compounded in compliance with Current Good Manufacturing Practice (CGMP) regulations by or under the direct supervision of a licensed pharmacist in a registered facility (section 503B(a)). The outsourcing facility must also report specific information about the products that it compounds, including a list of all of the products it compounded during the previous six months, and information about the compounded products, such as the source of the ingredients used to compound (section 503B(3)). In addition, the outsourcing facility must meet other conditions described in the new law, including reporting adverse events and labeling its compounded products with certain information (section 503B(b)(5) and section 503B(a)(10)). Drugs produced by compounders that are not registered as outsourcing facilities must meet the conditions of section 503A to qualify for the exemptions specified in that section. Even if the conditions of section 503A are met, the compounded drugs are only exempt from those provisions of the FDCA.

Principal Suppliers

As of December 31, 2016, the principal suppliers of pharmaceutical, fertility and compounding products and ingredients were:

●AmerisourceBergen, Valencia, CA	Primary drug supplier, with purchases in excess of $15 million in 2016.
●Ferring Pharmaceuticals, Parsippany, NJ	Largest supplier of fertility products with rebates on fertility drugs, with 2016 purchases of over $1.9 million, and rebates reimbursements paid of $1.7 million.
●Parmed Pharmaceuticals, Niagara Falls, NY	Largest wholesale provider of compounding products with over $450,000 in purchases in 2016

The Company relies upon these suppliers to provide the majority of its pharmaceutical, fertility and compounding products. If these suppliers were to cease providing drugs and rebates to RoxSan, the pharmacy’s operations may be adversely affected.

PARALLAX HEALTH MANAGEMENT, INC.
REMOTE PATIENT CARE - GOOD HEALTH OUTCOMES PLATFORM

Overview

Parallax Health Management, Inc. (“PHM”) is a wholly-owned subsidiary of the Company and is part of the Company’s overall healthcare strategy.  PHM is a systems integrations operation that provides remote patient monitoring, medication adherence and intelligent tele-medicine delivery systems featuring industry-first capture and data analysis capabilities.

PHM’S primary goal is to deliver good health outcomes for patients through a service that allows healthcare providers of all types to reduce costs, increase revenues and provide a better patient experience and satisfaction. PHM’s Good Health Outcomes platform is promoted through its direct relationships with hospitals and accredited nursing operations, as well as health and wellness service providers, looking to adopt and integrate RPM and telehealth service models within their product and service offerings.

PHM integrates remote monitoring solutions that promote patients’ compliance to therapy, pharmaceutical and treatment regimens prescribed by their physician.  Alerts and notifications are used through the platform, and include a series of visual, audible and vibration prompts for patient through email and SMS, and Cloud-based recording for caregivers, for continuous patient monitoring and telehealth delivery capabilities.

PHM’s systems also offer the automation of dispensing packaged medications through a patented process, which can reduce the non-compliance costs and risks for medication, therapy and treatment; and can increase the financial and service delivery success and yields for healthcare providers, ultimately increasing the quality of life for the patient, doctors and care providers, and providing peace of mind for all.

Remote Patient Care

PHM’s Good Health Outcomes platform features a full set of modern communications technologies specifically targeted for patients that securely ensures data security compliance as well as real-time voice and “video conference” communication directly from any mobile or Internet-connected device. The platform, combined with systems integration services that interface with Electronic Health Records (EHR) and Electronic Medical Records (EMR) technology platforms, enables “virtual doctor visits,” increasing the conveniences for both patients and their doctors and care providers.  PHM’s Good Health Outcomes platform and its systems integration positioning, allows for any physician, clinician, nurse, pharmacist, caregiver or family member in a persistently connected real-time system, to support the treatment of the chronically ill, acute and post-acute on a greater scale and with greater precision, outcome and patient satisfaction.

In a residential environment, RPM benefits are equally important. Seniors and the chronically ill are germane as residents that require less support, less intervention, higher resident-participation rates, increased cognitive capability, overall increased health, a more assured client family environment, longer client stay-times, overall better client health and a more value-added contribution of staff members (and resultant staff satisfaction).The ability to remotely monitor each client, both from the point of view of their medication compliance and from connected sensors, that include everything from vitals monitoring and connected fall detection devices, to quality of sleep devices, enables the residential caregiver to provide a significantly enhanced (and commercially desirable) service for optimal health conditions.  With the adoption of a centralized monitoring system, residences will also begin to see a marked reduction in the inter-dependencies that can exist between residents, and an improved state of health- for every resident, further reducing the support load on staff members.

Medication Monitoring/Compliance/Adherence

Nonadherence with medication is a complex and multidimensional health care problem. Patients forget to take their medications, creatively alter their medications, engage in unendorsed polypharmacy, mix their medications, and take medications in combinations that may have dire synergistic interaction effects, such as dizziness and confusion.  Estimates of medication nonadherence rates typically range from 20% to 85%, (see figure below). As a result, a substantial number of patients do not benefit optimally from pharmacotherapy and can wind up in emergency situations, hospitalized, or worse. In fact, hospital readmission generated by medical non-compliance and non-adherence was a $24 billion-dollar problem in the United States in prior years and is growing.

Medication adherence is a cornerstone of significantly improved quality of life and the Good Health Outcomes platform is the cornerstone of medication adherence. A unique device specifically designed for seniors and the chronically ill, the Good Health Outcomes platform offers enormous potential for patients, their families, their caregivers and for those residences that choose to offer superior services and a superior health environment for their clients.

The Good Health Outcomes platform monitors the adherence of treatment and therapy regimens. In addition, with the advent of an intelligent personal medication device with bio-feedback allows, for the very first time, the quantitative and qualitative feedback of real-time data to pharmacists, physicians and clinicians and, based on the individual patient, enables medication titration to achieve optimal medication therapy.

PHM’s sister Company, Parallax Diagnostics, is in the development stage of acquiring, licensing and developing in-house solutions/products for personalized health monitoring of seniors that will capture a host of vitals. All of these sensor products can be connected to the Good Health Outcomes Hub so that this bio-feedback information is directly correlated with medication consumption information providing clinicians, pharmacists and physicians with real-time, comprehensive data and information on patient condition.

Product Strategy

PHM’s product strategy is to eliminate obstructions to consumer adoption of remote patient care systems, so patients can stay out of the hospital longer and have a better quality of care and quality of life.

Remote Patient Monitoring (RPM) systems enable efficient healthcare delivery to patients outside conventional hospital or clinical settings, by transmitting real-time patient data for remote clinical review. Correlating vitals with medication history and consumption directly informs health care providers as to the real-time status of a patient, at home or in residence. Anomalies can be reported or alerted to those in need, via the cloud. RPM systems incorporate wireless medical devices and computer-based software applications. The evolution of IoT and IoS technologies is clear and will offer significant business opportunities for patients, residences and the health care system in general. RPM is a cost-effective means of keeping patients out of the hospital and have a better quality of care.

Product Benefits

RPM systems, even within the walls of a single building, can offer countless benefits for the overall health management of clients.  There are countless tangible benefits to medication adherence as well, including significant reductions in hospitalizations, enhanced quality of life and reductions in the effects of both overmedication and undermedication. Eliminating the distribution and administration of scheduled medications exonerates the residence from the liabilities associated with this task. Human error is all but eliminated. Corporate risks are significantly reduced in this activity and liability insurance premiums may be reduced as well.

Essentially, increasing medication adherence through automation, empowerment and monitoring improves patient outcomes and achieves benefits for all health system stakeholders:

Patients:	Patient Families:
●Better quality of life	●Better visibility into the quality of life of the loved one
●Fewer hospital visits	●Fewer hospital visits – fewer interruptions into their work days
●Better outcomes	●Better outcomes
●Reduced travel and health costs	●Reduced travel costs
●Increased social interaction with family and friends	●Increased peace of mind – reduced stress and concern

Residential Providers:	Healthcare Industry:
●Better overall quality of life in the residence	●Government, insurance and other payers reduce spending
●Reduced risk and liability	●Patients who are more adherent with medication regimes use fewer health services
●Superior service	●Pharmaceutical companies increase profitability and deliver value beyond the pill
●Reduced labor costs	●Pharmacy retailers ensure repeat orders, increased fulfillment and enhance brand loyalty
●Increased revenues for enhanced services	●Physicians have the ability to become proactive, rather than reactive
●Superior reputation / higher desirability / increased ability to charge for core services	●Every 1% improvement in medication adherence results in $2 billion in savings to U.S.
●Healthcare professionals and providers deliver better care more efficiently at lower risk	Healthcare system and a $4 billion revenue increase to pharmaceuticals
●Differentiation in the marketplace for early adopters

Market Opportunities

The market demand for remote patient care (RPC) solutions is at an all-time high and continues to increase due to healthcare insurance reimbursement of the services delivered over RPC systems.  Further, the move from “fee-for-services” to outcomes-based payment structures have brought about the need for doctors and all other healthcare providers to increase the efficiency and to reduce the costs of care delivery to patients.  Clearly, as with the introduction of any new technology, there is a significant market differentiator for early adopters. Residences, assisted living facilities and long-term care facilities all exist in a competitive environment in which differentiation between them is based upon higher desirability, which amounts to higher profits for those who are able to offer more. Unlike other service businesses, residences have the ability to attract clients requiring services on a long-term basis.  Additional market opportunities exist around hospitals and their management’s needs surrounding the reduction and elimination of patient readmissions.

The global RPM systems market draws immense focus due to strict governmental measures to cut down healthcare expenditure, and reduce hospital stays. Remote Patient Monitoring serves to minimize hospital readmissions, and reduces the load on physician time, and nursing staff, thus greatly reducing healthcare costs. A rapidly aging population vulnerable to chronic diseases, and a growing desire to live independent lives among the elderly are driving growth in the market. Given the rise in the number of insured patients covered under reforms such as the Affordable Care Act, coupled with stricter reimbursement norms, healthcare providers are under constant pressure to manage wider patient population at lower costs. With the healthcare industry migrating towards an outcome-driven effective healthcare system, remote patient monitoring technology stands optimally positioned for growth.

Encouraged by the widespread proliferation of high-speed Internet, and related services, adoption of RPM systems is witnessing strong demand. There is growing interest in IoT-driven healthcare services and wearable medical devices that feature sensors, actuators, and other mobile communication methods through which patient data can be continuously transmitted onto a Cloud-based platform. Healthcare providers are increasingly adopting cloud computing technologies, which not only offer cost benefits but also allow healthcare organizations to increase operational efficiency.

The global market for remote monitoring systems is projected to reach over $66 billion by 2020, driven by government measures to reduce healthcare spending against a backdrop widening healthcare budget deficit.  As stated by the new market research report on Remote Patient Monitoring Devices, North America represents the largest market worldwide, occupying close to 41% of the total market share, and expected to grow at an exponential CAGR of 21.34% during the forecast period. Asia-Pacific ranks as the fastest growing market with a CAGR of 13% over the forecast period. The growth in the region is driven by the increase in per capita healthcare spending and the need for a cost-effective and sustainable healthcare system and infrastructure capable of addressing the growing healthcare needs of an expanding population.

The lucrative reimbursement policy introduced by the government agencies promoting the use of telemedicine and virtual health services is driving the market in North America. The US and Canada are the major revenue contributors to the market in North America. Further, the increasing investments in R&D and technological innovations will help major players in the North American region occupy a larger market share over the next few years.

Barriers to Entry

Key issues challenging smooth growth in the market include high upfront costs of devices, lack of reimbursement and clarity on associated accountability, privacy concerns regarding transmitting sensitive patient data, and security issues of devices.

Despite the significant potential benefits to outcomes and patient satisfaction that may accrue through the leveraging of PGHD in clinical care, data ownership remains a barrier to greater use of PGHD in some circumstances. Though the collection and use of patient-generated health data (PGHD) is intuitive to experienced patients, inclusion of such data represents a shift in the way medicine has been practiced. Taking an active role in the collection and management of data about one’s health status increases patient activation, which is strongly related to better health outcomes in multiple conditions.

Patients’ and providers’ use of mobile health (mHealth) apps provide a framework for assessing the role mHealth can play in medicine and as a source of PGHD. Physicians use social media primarily for personal use (60%), though accessing health care news (21%), communicating with peers (18%), marketing the practice (11%), and communicating to patients (4%) are also practiced. Among physicians who choose not to use social media, concerns about patient privacy (52%), lack of time (51%), concerns about liability (42%), the belief that social media has little professional value (40%), and lack of familiarity (23%) are cited most frequently. In 2014, two-thirds of physicians surveyed reported using a mobile app to check medication interactions, diagnose a condition, access EHRs, check results, create clinical notes, and prescribe electronically, and more than a third of US physicians recommended their patients use health apps.

Questions related to provider licensure pose another potential barrier to the routine use of mHealth. When a patient has his or her radiograph read, many current US state laws require that it be read by a physician licensed in the state where the patient is located and had the radiograph. PGHD can raise special issues. For example, if a patient lives in New York and has an mHealth device that continues to monitor certain aspects of his or her health and the patient crosses three states and then travels into the EU, does the patient’s physician need to be licensed in each of the other three states and in the applicable country in the EU when the data is transmitted from that state or country in the EU? Within the United States, most states require that the out-of-state physician receive an unrestricted license in the state in which the initial patient interaction occurred.  Some states issue a telemedicine license to facilitate practice across state lines when the physician holds an unrestricted license in another state.  In the radiograph situation, the imaging physician is reading the radiograph at one point in time and billing for that service. With the monitoring of an individual’s health information continuously, the clinician may be being paid to manage the patient’s condition or his or her overall care.  The special privacy and confidentiality issues can raise important mHealth implications. It is important that vendors and health care systems coordinate their efforts to minimize these issues.

Competitive Landscape

Countless smaller companies around the world are innovating in this sector and are now offering everything from Bluetooth connected toothbrushes and bathroom scales (weight loss or gain is a key indicator of health and disease state) to “wearable’s” that capture everything from body Temperature, Pulse Rates, Respiratory Rates and Blood Pressure monitoring to game-changing technologies such as non-invasive blood glucometers that sample blood sugar level several times per second – continuously – without requiring lancets and the drawing of blood samples.

Medical Clinics, on a global scale, are already adopting technologies that allow them to provide better health care to a wider population base.  Insurance companies and HMOs also continue to seek the highest quality health care with the highest return on investment by leveraging modern technologies to provide better care to a greater population base at lower cost.

There are a large number of companies offering some form of wireless and remote technologies, patient data processing applications and equipment, and electronic medical record data transfer equipment. Competitors supplying advanced patient monitoring and telehealth systems to hospitals are large, established healthcare companies, often working in conjunction with information technology (IT) companies on an entire system. The home healthcare and other sectors are much more fragmented and are dominated by privately held companies. In addition, some companies supply innovative products, but only for a small segment of the market; and some companies supply products on a regional basis only.

There is a world-wide interest in “connected health” with major companies such as Philips, Nokia, Apple, IBM, Microsoft and Google, all investing heavily in sensors and sensor systems for health care, connectivity and RPM. Traditional telcos like AT&T, Verizon and a host of others are also investing heavily in health care systems and in the RPM market.

Major players in the global RPM market include Abbott Laboratories, Aerotel Medical Systems, AMD Global Telemedicine, Inc., BIOTRONIK SE & Co. KG, Boston Scientific Corporation, GE Healthcare Ltd., Honeywell Life Care Solutions, Intelesens Ltd., LifeWatch AG, Masimo Corporation, Medtronic Plc, Mindray North America, Nihon Kohden Corporation, Omron Healthcare, Inc., Philips Healthcare, Qualcomm Life, Inc., St. Jude Medical Inc., and Welch Allyn, Incorporated.

Intellectual Property (Remote Patient Care)

The Company, through an Assignment Agreements with La Frontera Community Solutions, Inc., acquired all worldwide rights, title and interest in and to the patent applications for the technology underlying the Good Health Outcomes platform and systems.

Key Patented and Patent-Pending Concepts

●Diagnostic Monitoring

●Data Driven Outcomes

●Remote Patient Monitoring

●Remote Patient Biometrics

●Remote Patient Diagnostics

●Remote Medication Monitoring

●Remote Medication Delivery

●Remote Medication Reconciliation

For more information on these patent applications, please see “Intellectual Property Summary” section below.

Government Regulations

The FDA regulates certain medical devices and also certain mobile medical apps. On September 25, 2013, it issued a Final Guidance that defines “mobile medical app,” as a mobile app that (1) meets the definition of a “device” in the Federal Food, Drug and Cosmetic Act and (2) is intended to be used as an accessory to a “regulated medical device’ or to transform a platform into a “regulated medical device.” The Guidance grouped mobile medical apps into three categories: 1) apps that are actively regulated, (e.g., a mobile medical app that monitors the patient’s blood glucose levels and calculates the amount of insulin needed based on the patient’s condition, age, weight, etc.); 2) apps that are subject to enforcement discretion, (e.g., a mobile medical app that provides a patient an alert as to when to take his or her medications); and 3) those that are not considered devices and thus are not regulated (e.g., a mobile medical app that merely provides general health care information available on the Internet, not directed to a specific patient).

The FDA guidance addresses data security because patients and other users may experience severe consequences should the device lack adequate data protection or be hacked. The guidance does not address the protection of privacy. Rather, privacy is protected by the Health Insurance Portability and Accountability Act (HIPAA), where applicable. When patients’ health information is in the possession of health providers, health plans, business associates, or other covered entities, it is protected under HIPAA; when it is transmitted among individuals or organizations that are not covered entities under HIPAA, it is not protected. Accordingly, health information transmitted via a mobile device by a covered entity is protected under HIPAA privacy and security rules. However, this same information transmitted via a non-covered entity under HIPAA is not protected. HIPAA also does not cover information on an individual’s mobile device.

Patient-generated health data (PGHD) is merely data of the patient if a patient checks their blood glucose levels with a mobile device. If, however, he or she uses the device to transmit that information to their clinician for the purpose of monitoring that person’s care and the information becomes part of the patient’s electronic health records (EHRs), the PGHD then falls under HIPAA.

The Federal Trade Commission (FTC) is not hesitant to file complaints against companies that it believes fail to reasonably protect the security of consumers’ personal data, including medical information. In August 2013, FTC filed a complaint against LabMD, Inc., alleging that the medical testing laboratory exposed the personal medical information of more than 9,000 consumers by placing the information on a peer-to-peer file-sharing network. The filing followed the discovery of the personal information of several hundred consumers who used LabMD’s services in the possession of identity thieves. In this case, as in an earlier case against a medical transcription firm that exposed personal medical information on the public Internet, FTC is acting to enforce HIPAA’s security requirements.

FTC also regulates misleading claims. If in the sale or distribution of a mobile medical app or device one makes claims about what the device can do, FTC can bring an action to make the individual or entity cease and desist from making such claims. In 2013, FTC published a written guidance and a short video for mobile app developers that offer advice on creating apps that protect users’ privacy and comply with truth-in-advertising principles.

Principal Suppliers

As of December 31, 2016, the principal suppliers of the medical devices utilized with the Good Health Outcomes platform were:

●Amazon Web Services, Seattle, WA	HIPAA-compliant secure server environments for hosting and management of GHOP, REBOOT and Compass.
●La Frontera’s Empact Suicide Prevention Center, Tempe, AZ	Largest CARF certified behavioral health suicide prevention call center in United States.
●Royal Phillips, Inc. 1070 MX Amsterdam, The Netherlands	Primary RPM software and hardware supplier; platform built upon Salesforce.com infrastructure providing clinical, monitoring center and patient management portals for mobile and desktop access.

The Company relies upon these suppliers to provide the majority of its delivery of its remote patient monitoring systems and services.  The services are web based and although the Company relies on these vendors, it can also hold them accountable, receive volume-based pricing, discounts and partnership advantages through the competition of its suppliers. Parallax has the ability to change vendors at any time in all service and product lines. Further, PHM is working towards the elimination of its reliance on software and hardware providers related to its in-home RPM offerings and services.

Intellectual Property Summary

The Company retained the services of the Intellectual Property Network (“IPN”) to provide Intellectual Property protection recommendations for all of the Company's Intellectual Property, open patent applications and products, both domestically and internationally.  IPN informs the Company and its shareholders of the accurate and current state of the commercial patent pending coverage, and where possible to identify the existence of novel and patentable inventions present in the current innovation initiative.  IPN concluded that the Company has a strong patent portfolio protecting its business and recommended that the Company aggressively proceed with additional patent applications to protect the Company’s inventions and innovations.

Patents, Patent Applications, Exclusive Licenses and Patent Portfolio Overview

I.The Company, through a License Agreements with Montecito BioSciences, Ltd., acquired the worldwide exclusive rights to sub-license, sell, have sold, make have made, develop, have develop, further develop and modify, or to have further developed or modified, within the field of use set forth in the agreement, the following patents and/or patents pending:

1. Patent 8,920,725 and 9,170,258 - “Portable Apparatus for Improved Sample Analysis”

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

This Patent and pending application(s) cover the Company’s SPARKS Mobile hand-held analyzer, which is used in conjunction with the Target System Test Cartridge. The hand-held Target Analyzer™ device is capable of housing and analyzing two assay cassettes, and optionally features wired or wireless data transfer and multiple data acquisition components including a keypad, a touch-pad, a barcode wand and / or a finger print reader.  On August 23, 2013, the Company was notified that its Chinese Patent Application No. 200780039901.X “Portable Apparatus for Improved Sample Analysis” had been granted by the States Intellectual Property Office of the Peoples Republic of China. Patents were also issued in Hong Kong and Macao.  The Company filed in India under a New Indian Patent Application based on the PCT Application No. PCT/US2007/082499 The case is currently pending.

Following is the family of cases under Patent 8,920,725 and 9,170,258:

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.60/863,241United States10/27/2006ProvisionalN/AN/A - continued under 1a

1a.11/924,033United States10/25/2007AbandonedN/AN/A - continued under 1b

1b.13/248,307United States09/29/2011Granted12/30/20148,920,725 B2

1c.14/553,011United States11/25/2014Granted10/27/20159,170,258 B2

1d.CN101558302China10/25/2007Granted08/23/2013CN200780039901.X

1e.HK2010010103654Hong Kong10/25/2007Granted03/28/2014HK1137813

1f.MO J/001298Macau10/25/2007Pending

1g.IN785/MUMNP/2009India10/25/2007Pending

[1] Patent Application US11/924,033 is being prosecuted worldwide.  The now abandoned EPO Application No. 07854420.2 was filed in the following designee countries; Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Liechtenstein, Turkey and the United Kingdom.

2. Application 14/492,641 - “Method for Determining the Immune Status of a Subject”

The present invention is a method for using levels of soluble Clusters of Differentiation (CD) proteins, or cell surface-localized CD proteins extracted from T lymphocytes for determining the immune status of a subject. The present invention also a kit containing a CD protein extraction means and at least one antibody which specifically binds a CD protein for use in carrying out the method of the invention. This family of cases covers a technique and kit for assessing immune status, e.g., in HIV patients, based upon the amount of soluble or surface-localized CD3-CD4, and / or CD8 protein present in a patient sample. This method and kit is an alternative to conventional cell sorting technologies.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

2.60/845,395United States09/18/2006ProvisionalN/AN/A - continued under 2a

2a.11/856,925United States09/18/2007AbandonedN/AN/A - continued under 2b

2b14/492,641United States09/22/2014Pending

3. Application 12/769,036 - “Method of Identifying Drugs, Targeting Moieties or Diagnostics”

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

ApplicationCountryDate FiledStatusDate GrantedPatent Number

3.60/608,342United States09/09/2004ProvisionalN/AN/A - continued under 3a

3a.11/221,038United States09/07/2005AbandonedN/AN/A - continued under 3b

3b12/769,036United States04/28/2010Pending

4. Patent 9,573,990 - “Method of Producing a Plurality of Isolated Antibodies to a Plurality of Cognate Antigens”

The present invention relates to a method for producing high affinity antibodies that are antigen-specific. The method involves binding a plurality of antibody-producing B-cells from a mammal to a plurality of cognate antigens; sorting the bound antibody-producing B-cell and cognate antigen; amplifying nucleic acid sequences encoding each antibody, or fragment thereof, from the B-cells; and expressing each antibody in a protein expression system. Antibodies produced in this manner are useful in diagnostic and therapeutic applications. This family of cases covers a technique for obtaining a population of antibodies produced by B-cells, without any a priori information about the population of antibodies, and use of the same in an array for profiling antigen expression.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

4.60/608,526United States09/09/2004ProvisionalN/AN/A - continued under 4a

4a.11/221,252United States09/07/2005AbandonedN/AN/A - continued under 4b

4b13/253,366United States10/05/2011Granted02/21/20179,573,990

5. Application 14/786,282 - "Flow Through Testing System with Pressure Indicator"

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

ApplicationCountryDate FiledStatusDate GrantedPatent Number

5.61/814,916United States04/23/2013ProvisionalN/AN/A - continued under 5a

5a.14/786,272United States04/23/2014Pending

5b.PCT14/35073United States10/22/2015Pending

Summary of Open Applications available for continuation filings (from above):

2b. US14/492,641 - “Method for Determining the Immune Status of a Subject”

3b. US12/769,036 - “Method of Identifying Drugs, Targeting Moieties or Diagnostics”

5a. US14/786,272 - "Flow Through Testing System with Pressure Indicator"

For further information on the exclusive license of the Patents and Patent Applications above, and the complete text of the License Agreement and subsequent Modification, please refer to Exhibits 10.20 and 10.22, respectively, to the Company’s Current Report filed November 15, 2012 on Form 8-K.

II.The Company, through an Assignment Agreements with La Frontera Community Solutions, Inc., acquired all worldwide rights, title and interest in and to the following patent applications and the invention in its entirety:

1.Application 14/979,889 – “Remote User Monitoring System”

A system and method for monitoring a status of a user. One or more biometrics associated with a user in a residence where the user resides are sensed. A status of the user is determined in response to sensing the one or more biometrics. One or more questions about the status to the user are communicated. One or more answers to the one or more questions communicated to the user are received. The status is communicated to an administrator of the residence. The status is communicated in response to one or more of the answers.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.14/979,889United States12/28/2015Pending

2.Application 14/979,742 – “Remote Medication Delivery Systems”

A system and method for medication delivery. Information is received indicating a user is scheduled to receive medication. A route between a dispensary storing the medication and a location of the user is determined. The medication is sent in a container from the dispensary to the location utilizing the route.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

2.14/979,742United States06/29/2017Pending

For further information on the exclusive license of the Patent Applications above, and the complete text of the Intellectual Property Purchase Agreement, please refer to Exhibit 10.33 to the Company’s Current Report filed September 26, 2016 on Form 8-K.

III.The Company, through a License Agreements with ProEventa, Inc., acquired all rights, title and interest in and to the following patent applications and the invention in its entirety:

1.Application 14/212,429 – “Platform for Optimizing Data Driven Outcomes “

A computer-based method for tracking outcome specific data specifically for optimizing, managing, and tracking data driven outcomes. Process utilizes a multi-dimensional platform to facilitate data-driven outcomes processes through assessment, goal development, data tracking, graphing, and re-evaluation. The process allows for optimization of best practices, successful actions, and success-based plan execution, which is identified through automatic data-mining and analysis as well as user specified parameters, algorithms, and analytics.  The process can be utilized by a client, patient, student, service provider, program, product, service, device, organization, business, department, or so forth.  The tool can be utilized across various industries for client behavior management, educational instruction, school improvement activities, program evaluation, organizational key performance indicators, financial management, weight management, tracking insurance claims, or so forth. Also published as WO2014144749A1 Platform for optimizing data driven outcomes. Also published as GB2526749 Platform for optimizing data driven outcomes.

This patent application covers the intellectual property known as “R.E.B.O.O.T”, which stands for “Reliable Evidence Based Outcomes Optimization Technologies”, a structured, scalable and sustainable software system used to identify, monitor, and evaluate a single user or an entire organization's progress towards mastery of any achievable task, objective or goal.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.61/791,218United States03/15/2013ProvisionalN/AN/A - continued under 1a

1a.14/212,429United States03/14/2014Pending

1b.2014144749A1Worldwide09/18/2014Pending

For further information on the exclusive license of the Patent Application above, and the complete text of the Intellectual Property Purchase Agreement, please refer to Exhibit 10.33 to the Company’s Current Report filed May 4, 2017 on Form 8-K.

There can be no assurance that the Company will be granted patents for any of the patent applications it has filed with the USPTO or other patent organization worldwide.

Expired Patents

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

Facilities

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401, with operations at 465 N. Roxbury Drive, Beverly Hills, CA 90210. The Company’s telephone numbers are (310) 899-4442 (Santa Monica) and (310) 273-1644 (Beverly Hills).

For additional information on the leased properties in Beverly Hills, CA, see “ITEM 2.  PROPERTIES” section contained within this annual report.

Employees

As of December 31, 2016, the Company had 29 employees, exclusive of its directors and executive officers.

The Company currently has 8 employees, exclusive of its directors and executive officers.

Research and Development

The Company has incurred no expenditures relating to the research and development of its proprietary medical diagnostic equipment during 2016 and 2015, including costs for consultants, costs to develop and manufacture prototype units and assays, costs to conduct clinical trials, and costs incurred to develop new products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 1327 Ocean Avenue, Suite B, Santa Monica, CA 90401, with its pharmacy operations located at 465 N. Roxbury Drive, Beverly Hills, CA 90210.  As of December 31, 2016, the Company sub-leases the Santa Monica space for approximately $5,600 a month, and leases the Roxbury Drive space for $30,877 per month.  This space is sufficient to meet the Company’s needs at December 31, 2016.  However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

Dispute with Landlord-Beverly Hills, CA

Upon the completion of the acquisition of RoxSan Pharmacy, Inc., the Company became aware that the former owner, Shahla Melamed (“Melamed”), among other things, failed to properly notify the landlord or the Roxbury Drive property owners (the “Lessors”) of the change in ownership of the pharmacy, as required in the lease agreements.  Subsequently, in an effort to unwind the Company’s acquisition of the pharmacy, Melamed has attempted to undermine the Company’s efforts to obtain any lease assignment or new lease from the Lessors.  As a result, no lease assignments or lease agreements were made as of December 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.  The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation, beyond those defined below.  There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest that is adverse to the Company’s interests.

Dispute with Former Owner of RoxSan

In October 2015, shortly following the Company's acquisition of RoxSan, Shahla Melamed (“Melamed”), initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702.

In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015 Purchase Agreement. During the proceedings, Melamed also contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed on behalf of the Company.  As a result, the Court split the action into two separate rulings: (1) Rescission Phase and (2) Accounting Phase.

●Action No. SC 124873-Rescission Phase:

In the Matter, action no. SC 124873, rescission was sought by Melamed on the basis that, allegedly, in order to acquire the Pharmacy, the Company and its principals had allegedly defrauded Melamed, there had allegedly been a complete failure of consideration, and a unilateral mistake was allegedly made on the part of Melamed.  Subsequently filed pleadings by the Company and RoxSan in action no. SC 124873 allege, among other things, that Melamed misrepresented the true earnings and source of income for the pharmacy business and had engaged in a fraudulent and illegal scheme to ship medications to states where her pharmacy was not licensed prior to the sale of the Pharmacy.

Final Ruling:  On March 17, 2017, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

●Action No. SC 124873-Accounting Phase:

In the Matter, action No. SC 124873, Melamed contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed post-Closing.  An accounting was presented by Melamed’s expert, BDO Seidman (“BDO”), alleging that the Company owed Melamed in excess of $500,000.  The Company disputed this vigorously and prepared a 400+ page analysis (the “Analysis Report”) of the BDO reconciliation report.  The Analysis Report identified errors in the BDO report in excess of $900,000 and found that Melamed owed the Company over $400,000.  Melamed argued the findings in the Analysis Report. Consequently, due to the complexities of the accountings, the Court ordered a third-party adjudicator with an accounting background to review both the BDO report and the Company’s Analysis Report.

Draft Ruling: On July 24, 2017, in the Matter, action No. SC124873, the Company was notified that the results of the reconciliation review performed by third-party adjudicator were in favor of the Company in the amount of $412,948.  Melamed objected to the adjudicator’s findings, and a final hearing was held in January 2018.  A final judgment is pending for the Court’s decision on the exact monies owed by Melamed to the Company.

●Action No. SC125702:

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.  A trial date is currently set for July 2018.

●Action No. SC 124898:

The Company has initiated legal action against Melamed and filed a complaint, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business. A trial date is currently set for July 2018.

As part of the Company’s pleadings to the courts, the Company has presented the following matters:

●Purchase Price Dispute

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

●Control of Funds Dispute / US Postal Interreference:

For a period of time immediately after the closing of the Acquisition, the Melamed would not relinquish control of the Pharmacy's bank accounts, and collected the Pharmacy's incoming cash revenues, refusing to transfer the funds to the new ownership. Furthermore, when the Company attempted to change the corporate records and signatories on the existing bank accounts, the former owner disputed the changes, resulting in approximately $180,000 in corporate funds being frozen and held for adjudication. During this period, the Company was forced to request that the former owner pay the Pharmacy's operating expenses.  At no time after the Company opened new accounts did the former owner cooperate with the transference or willingly relinquish control of the Pharmacy's operating cash flow or incoming cash revenues.

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

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties including more than $1 million owed to the Company.

Disputes with Former Executives

●Action No. CV2017-052804

On March 9, 2017, Mr. Dave Engert filed a lawsuit in Arizona and then later changed the venue to Federal Court in Southern California claiming, among other issues, that monies are owed to him under his Consulting Agreement and that his termination was without cause.  The Company is in disagreement with the position and claims made by Mr. Engert, and as such has counter claimed against Mr. Engert asserting that the Company intends to vigorously defend its position.

On October 23, 2017, the Company filed a response and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims include possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

●Action No. BC700070

On March 28, 2018, Mr. J. Michael Redmond filed a lawsuit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action. There are counterclaims that include possible fraud and negligence committed by Mr. Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

Disputes with Creditors/Vendors

●Action No. SC127712

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

All five (5) legal matters are currently pending.

As of December 31, 2016, there were no other material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no other proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

ITEM 4.MINE SAFETY STANDARDS

Not applicable.

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2016	$0.14	$0.14
September 30, 2016	$0.10	$0.07
June 30, 2016	$0.03	$0.03
March 31, 2016	$0.05	$0.04
December 31, 2015	$0.02	$0.02
September 30, 2015	$0.06	$0.04
June 30, 2015	$0.06	$0.06
March 31, 2015	$0.05	$0.05

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

As of December 31, 2016, pursuant to Action Stock Transfer Corp., the shareholders' list of the Company’s common shares showed 58 registered shareholders and 117,026,053 shares outstanding. The total outstanding shares does not include 1,500,000 shares to be issued, and 11,459,279 shares subsequently canceled and returned to treasury.

As of December 31, 2016, an aggregate of 833,691 shares of the Company’s preferred stock were issued and outstanding and are held by 5 shareholders. All Series A preferred shares are convertible into the Company’s common stock at a conversion ratio of 20 shares of common stock for each preferred share held. Series A and Series B preferred shares include 100% and 50% warrant coverage, respectively (see Warrants).

Dividends

The Company has not declared any dividends on its common stock since the Company’s inception. There is no restriction in the Company’s Articles of Incorporation and Bylaws that will limit its ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Dividends are payable semi-annually on the Company’s Series A preferred stock at a rate of 7% per annum, and 10% per annum on Series B preferred stock.  Dividends may be paid in kind, at the option of the Company, to the extent that if the Company is not legally permitted to distribute cash dividends, it shall pay dividends in the form of preferred shares equal to the amount of the dividend. No dividends have been declared on the Company’s preferred stock.

Equity Compensation Plan Information

In 2015, the Company adopted and approved the 2015 Incentive Compensation Plan ("the 2015 Plan"), wherein ten million (10,000,000) restricted shares of common stock were reserved for issuance. The 2015 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2015 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As of December 31, 2016, the Company has granted options to purchase a total of 7,600,000 shares. In connection with the options granted, a total of $379,910 was recorded as deferred compensation, and is being amortized over a 36-month vesting period.

In 2016, the Company adopted and approved the 2016 Incentive Compensation Plan ("the 2016 Plan"), wherein ten million (10,000,000) restricted shares of common stock were reserved for issuance. The 2016 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2016 Plan is currently administered by the Company's board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As of December 31, 2016, the Company has granted options to purchase a total of 2,160,000 shares. In connection with the options granted, a total of $65,040 was recorded as deferred compensation, and is being amortized over a 36-month vesting period.

As of December 31, 2016, the Company has granted options to purchase a total of 11,135,000 shares. In connection with the options granted, a total of $726,200 was recorded as deferred compensation, of which $339,274 was expensed in prior years, $154,017 was expensed in 2016, and $232,909 will be expensed over the next 33 months.

Warrants

In connection with the 833,691 shares of preferred stock issued and outstanding, there are warrants to purchase 15,362,491 shares of common stock. Of these warrants, 14,535,706 are issued at an exercise price of $0.27518 per share, 726,785 are issued at an exercise price of $0.41278 per share, and 100,000 are issued at an exercise price of $0.75 per share.  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

As of December 31, 2016, the Company had 15,362,491 warrants issued and outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the year ended December 31, 2016.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the current period, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

On January 25, 2015, pursuant to a Stock Purchase Agreement, the Company issued 3,798,035 shares of its restricted common stock at $0.01 per share, for cash in the amount of $37,980.

On December 31, 2015, the Company cancelled an unpaid stock subscription for 11,459,279 shares of the Company's restricted common stock.

On July 28, 2016, 20,000,000 shares of the Company's common stock held by three (3) shareholders were cancelled and returned to treasury.

On July 30, 2016, in connection with certain consulting agreements, the Company issued 250,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $6,750 were issued for cash in the amount of $250.

On September 23, 2016, in connection with the acquisition of Parallax Health Management, Inc. (formerly Qolpom, Inc.), the Company issued 5,000,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $225,000, were issued for cash in the amount of $5,000.

On September 25, 2016, in connection with a certain consulting agreement, the Company issued 250,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $16,000 were issued for cash in the amount of $250.

On December 2, 2016, pursuant to a subscription agreement, the Company issued 10,000 shares of its Series B preferred stock at $5 per share, for cash in the amount of $50,000.  The shares are convertible into common stock at a ratio of 20 common shares for each preferred share held and include 50% warrant coverage at an exercise price of $0.75 for a period of two (2) years.

On December 5, 2016, in connection with legal services provided to the Company, the Company issued 1,000,000 shares of its restricted common stock to two (2) of the Company's legal representatives.  The shares, valued at $190,000 were issued for cash in the amount of $1,000.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 6.SELECTED FINANCIAL DATA

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 7.MANAGEMENT€ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate History

The Company was incorporated in the State of Nevada on July 6, 2005.  On November 1, 2012, the Company, formerly Endeavor Power Corporation, and its wholly-owned subsidiary Endeavor Holdings, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Parallax Diagnostics, Inc., a Nevada corporation ("Parallax Diagnostics"), whereby Parallax Diagnostics became a wholly-owned subsidiary.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (“Parallax”).  (OTCQB.PRLX).

Parallax’s current family of companies that serve as the foundation for its cross-over business model of operations include:

●Parallax Diagnostics, Inc. ("Parallax Diagnostics" or "PDI") is the Company’s point of care diagnostic testing company focused on the exploitation of a proprietary diagnostic immunoassay testing platform and test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions. Parallax’s primary focus is to commercialize the Target System worldwide.  Parallax Diagnostics is currently pre-revenue and continues to pursue viable opportunities for the commercialization of its product.

The commercial and clinical proposition of Parallax Diagnostics’ Target System is based on:

●The Target System will allow doctors to test patients in their office; and

●The Target System is one time learning process to perform all of its tests; and

●The Target System delivers test results in 10 minutes or less providing patients with important information at the time of testing; and

●The Target System costs less than outside lab-based tests allowing payers to pay less, a reduction in patient co-pays; and

●Allows doctors to earn additional revenue that they cannot participate in with outside labs and testing not performed in their offices.

The Company has sought to identify strategies that would make its proposition more valuable and competitive.  To this end, the Company has pursued the creation of patents around its foundational technology and developed a novel immune status test targeting the HIV/AIDS and TB markets. Since the inception of Parallax Diagnostics, the novel CD4-CD8 immune status test has been developed, and the Company has been issued patents on elements of its core technology and testing system.

●RoxSan Pharmacy, Inc. (“RoxSan”), acquired in the 3rd quarter of 2015, is the Company’s 60-year-old, Beverly Hills, California based compound pharmacy that is licensed to operate in over 40 States and is one of the largest infertility pharmacies in the nation. RoxSan generated top line sales of over $22 million in 2016.

●Parallax Health Management, Inc. (formerly Qolpom, Inc.) (“PHM”) a Tucson, Arizona based Remote Patient Monitoring (“RPM”) business is the Company’s most recent acquisition, and represents an opportunity to develop products and services, and commercialize them, on a proprietary platform, in the RPM and Telehealth market, that will allow for systems integration with a number of third party services and solutions. In 2016, PHM initiated the generation of revenue through the deployment of its services and products.

The commercial and clinical proposition of PHM is based on the following propositions:

●Improve digital connectivity among consumers, providers, health plans, and life sciences companies; and

●Facilitate self-managed care, with the help of technology-enabled solutions, in a secure environment that `protects consumer privacy; and

●Deliver care outside the traditional clinical setting, potentially providing better access to care at a lower cost.

●Assist chronic care management and improve population health outcomes; and

●PHM empowers patients by providing a cost-effective tool that connect them with their doctors; and

●PHM empowers doctors with improved patient scheduling flexibility and timely communications; and

●PHM provides hospitals with a tool to address the problem and economic hardship caused by readmissions; and

●PHM provides a virtual management tool for chronic disease management.

Acquisition of RoxSan Pharmacy, Inc.

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

On August 13, 2015 (the "Closing Date"), pursuant to a resolution of the board of directors (the "Board"), the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc. ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder, Shahla Melamed (the “Seller” or "Melamed"), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015 in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  The Company is seeking a reduction in the Purchase Price and related promissory note (See Legal Proceedings).  As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly-owned subsidiary of the Company. No change in control of the Company occurred as a result of the Acquisition.

In connection with the Acquisition, the Company entered into an Employment Agreement (the "Employment Agreement") with the Seller.  Under the Employment Agreement, Melamed agreed to provide exclusive consulting services to the Company in the areas of public relations and marketing for a term of four (4) years. On March 4, 2016, the Company terminated the Employment Agreement in accordance with paragraph 3.2 Termination for Cause.  The termination was the result of, among other things, Melamed's breaches in the Agreement, which were substantiated by an investigation conducted by an employment law firm retained by RoxSan.  Under the terms of the Agreement, no financial obligation resulted in the termination. (see "Dispute with Former Owner" below).

Acquisition of Parallax Health Management, Inc, (formerly Qolpom, Inc.)

As part of the Company’s strategic plan to obtain a platform to enhance its diagnostic tests, on August 31, 2016 (the “Execution Date”), the Company entered into an agreement with Qolpom, Inc., an Arizona corporation in the remote healthcare monitoring and telehealth business (“Qolpom”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom’s common stock and its assets, inventory and intellectual property.  The Purchase Agreement was fully executed on September 20, 2016, and the transaction was completed (the “Closing Date”). The Qolpom name was later changed to Parallax Health Management, Inc. (“PHM”).

Pursuant to the Qolpom Agreement, in exchange for 100% of the Qolpom stock and 100% of Qolpom’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

●5,000,000 shares of the Company’s common stock; and

●2,500,000 options to purchase shares of the Company's common stock, to be granted one year from the Execution Date, and vesting over three (3) years , of which 500,000 are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

●10% of revenues generated from PHM business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

●3% of revenues generated from the sale of Qolpom hardware and monitoring service fees.

Formation of Parallax Behavioral Health, Inc.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation.

On May 1, 2017, pursuant to a resolution of the board of directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

●a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock; and

●a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

●a royalty agreement, providing for a royalty of 3% of the revenues be paid to ProEventa, up to $25,000,000 in revenues, generated from the intellectual property, and

●a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

On May 1, 2017, in conjunction with the ProEventa Agreement, the Company entered into a consulting agreement with James Gaynor that, among other things, provides for consideration to Mr. Gaynor as follows:

●a stock purchase agreement to purchase 500,000 shares of the Company’s common stock at $0.001 per share; and

●a grant of options to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share, vesting annually over a three (3) year period beginning September 1, 2017.

Changes in Management

On December 29, 2016, Mr. John L. Ogden and Ms. Calli R. Bucci were elected to serve as members of the Company's board of directors.

On April 6, 2017, the Board elected Mr. J. Michael Redmond as Chairman, to serve until the Company’s next meeting, in accordance with the Company's bylaws, or a resignation is duly tendered.

Effective July 6, 2017, the Board of the Company caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc. Pursuant to the Employment Agreement dated August 1, 2015, a resignation from the Board of the Company and its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. and Parallax Health Management, Inc. was tendered automatically.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. and Parallax Health Management, Inc.

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain funding goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five years, and vest when certain market share prices of the Company’s common stock are met.

On July 26, 2017, Mr. Jorn Gorlach resigned as a member of the board of directors.  This resignation did not involve any disagreements with the Company.

On June 4, 2018, Mr. Anand Kumar resigned as a member of the board of directors.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeds him; to serve as a member of the board of directors until the next annual meeting of the shareholders and/or until his successor is duly appointed.

Dispute with Former Owner of RoxSan

Shortly after the Closing, the Company's management and Melamed clashed over control of the RoxSan Pharmacy business operations and bank accounts.

●Purchase Price Dispute

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

●Control of Funds Dispute / US Postal Service Interference

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

As a result, an extensive reconciliation was performed to determine what amounts were collected and paid by the former owner, and what amounts were due to the Company.  The reconciliation resulted in over $412,000 owed to the Company from the former owner.  The reconciliation and underlying documentation went under judicial review, and on July 24, 2017 the Company was notified that the results of the review were in favor of the Company in the amount of $412,948.  A final judgment is pending for the exact amount of monies owed to the Company from the former owner.

Faced with Melamed continuing to materially interfere with the Pharmacy’s operations to the detriment of its business, the Company retained the services of an employment law firm to investigate Melamed's actions and provide a report to the Company’s Board (the "Report").  The Company also placed Melamed on a paid leave of absence because of her actions. The Board, after reviewing the findings in the Report, found substantive cause for Melamed's termination, and immediately sent Melamed written notification of the Company's intent to dismiss her for cause.  Under the Employment Agreement, Melamed was provided with a thirty (30) day cure period.  However, the Company received no response of intent to cure from Melamed or her counsel, and no evidence of a cure was provided to the Company.  As a result, the Board authorized Melamed's termination for cause on March 3, 2016, and on March 6, 2016, Melamed was formally terminated in writing.

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

Shortly thereafter, in October 2015, Melamed, initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702.

In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015 Purchase Agreement. During the proceedings, Melamed also contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed on behalf of the Company.  As a result, the Court split the action into two separate rulings: (1) Rescission Phase and (2) Accounting Phase.

●Rescission Phase  -  Final Ruling:  On March 17, 2017, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

●Accounting Phase  -  Draft Ruling: On July 24, 2017, in the Matter, action No. SC124873, the Company was notified that the results of the reconciliation review performed by third-party adjudicator were in favor of the Company in the amount of $412,948.  Melamed objected to the adjudicator’s findings, and a final hearing was held in January 2018.  A final judgment is pending for the Court’s decision on the exact monies owed by Melamed to the Company.

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.

The Company has initiated legal action against Melamed and filed a complaint, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties including more than $1 million owed to the Company.

Disputes with Former Executives

On March 9, 2017, Mr. Dave Engert filed a lawsuit in Arizona and then on or about May 5, 2017, Mr. Engert, changed the venue and filed suit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action, and on October 23, 2017, filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims include possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

On March 28, 2018, Mr. J. Michael Redmond filed a lawsuit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action. There are counterclaims that include possible fraud and negligence committed by Mr. Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

For additional information on these proceedings, see “ITEM 3. LEGAL PROCEEDINGS” section contained within this annual report.

Description of Business

Parallax Health Sciences, Inc. is an innovative biomedical health-care company headquartered in Santa Monica, California, which operates under three divisions: Medical Diagnostics, Pharmaceuticals, and Remote Health Care. Each of these three divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the Parallax value proposition as a whole.

The Parallax Business Model

In the past 60 years, healthcare has transitioned from a direct relationship between doctor and patient, to one that has patients separated from their doctors by the introduction of a huge number of stakeholders, ranging from health insurers, employers, pharmacy benefit managers, imaging, diagnostic testing, lawyers, specialist and a plethora of others.  The patient and healthcare provider both want the same thing: information, quality of service, transparency, value for their hard-earned dollars, and more time in their day.

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

Although Parallax’s multiple operations are focused in separate vertical markets, Parallax has designed its business model to allow for cross-pollination and reciprocal transfer of value at multiple points in their respective economic food chains.

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

Operating Segments

Currently, the Company's business operations generate revenue through multiple economic models, ranging from cash payments, insurance reimbursements and pharmaceutical drug rebates derived from its compounding, retail and fertility business, to PHM’s initial remote patient monitoring activity, the deployment of its Good Health Outcomes Platform, and the sale of third-party vendor devices.

Currently, the Company operates with the following three (3) segments:

●Pharmacy

RoxSan provides a full range of pharmacy services including retail, compounding and fertility medications.  RoxSan generates net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. RoxSan also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy. The pharmacy is fully licensed and qualified to conduct business in over 40 US States.

Since the Company’s acquisition of RoxSan, the deleterious actions against the pharmacy by the former owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the former owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary IVF drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with comparably priced IVF drugs.  This, among other things, caused a precipitous drop in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and in December 2017, the pharmacy ceased operations.

●Remote Patient Monitoring

PHM provides a first-of-its-kind technology platform that provides for the complete remote patient care delivery system: the patent-pending Good Health Outcomes, which utilizes proprietary software and technology to bridge clinical behavioral science with technology and logistics for payers, providers and clinical professionals across a variety of wellness and clinical devices, including both fitness and clinical applications. PHM’s Good Health Outcomes is a secure and scalable platform for collecting, transmitting and analyzing biometric, pharmaceutical, and health data to healthcare providers, primarily hospitals, accredited nursing operations, and physicians.

PHM generates revenues through fees charged for the license and utilization of its proprietary system that provides software integrations of the Good Health Outcomes platform.  Additionally, PHM generates incremental revenues through the delivery of acute, post-acute and chronic health patient management software systems that enable PHM customers to bill for and collect payments from patients and third-party payers for telemonitoring and remote services that they deliver.

●Corporate

The Corporate Segment provides management and administrative services to support the Company and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and corporate information technology and finance departments.  In addition, the Corporate Segment supports the costs and operating expenses related to the continued development and exploitation of the Company's proprietary medical diagnostic and monitoring platform and processes, which remains the Company's primary focus.

NOTE: The following sections of this annual report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.) and RoxSan Pharmacy, Inc., unless otherwise indicated.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2016 and 2015, which are included herein. The financial information provided includes the accounts of the Company and its wholly-owned subsidiaries, Parallax Diagnostics, Inc. RoxSan Pharmacy, Inc., and Parallax Health Management, Inc. (formerly Qolpom, Inc.) on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

	For the year ended
	December 31, 2016	December 31, 2015
Revenue	$22,749,087	$11,579,720
Cost of sales	$19,187,944	$9,874,244
Gross profit (loss)	$3,561,143	$1.705,476
Sales, marketing, and pharmacy expenses	$1,825,900	$1,061,069
General and administrative expenses	$4,882,134	$1,906,488
Operating (loss)	$(3,146,891)	$(1,262,081)
Dividend income	$205	$––
Impairment loss	$(4,016,924)	$––
Loss on disposal of assets	$––	$(10,155)
Discount amortization	$(5,100,000)	$(2,233,741)
Interest expense	$(918,249)	$(213,921)
Net loss	$(13,181,859)	$(3,719,898)

Revenue

Revenue in the amount of $22,749,087 for the year ended December 31, 2016 consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $22,701,221, and contract fees and equipment sales related to the Company’s remote health care systems in the amount of $47,866 for the period September 20, 2016 through December 31, 2016.

In August 2016, the Company’s contract with its primary In Vitro Fertilization (“IVF”) drug rebate program was cancelled, resulting in a substantial reduction in IVF revenues.  The total IVF revenues for 2016 were $17,216,036, or 75.7% of total revenues.

Revenue in the amount of $11,579,720 for the year ended December 31, 2015 consists of pharmaceutical sales related to the Company's pharmacy operations for the period August 13, 2015 through December 31, 2015.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $19,187,944 for the year ended December 31, 2016 consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $19,163,102, and equipment and other costs related to the Company’s remote health care systems in the amount of $24,842 for the period September 20, 2016 through December 31, 2016.

In August 2016, the Company’s contract with its primary IVF drug rebate program was cancelled, resulting in a substantial reduction in IVF costs, and discontinuation of rebates.  The total IVF purchases for 2016 were $16,957,962, or 74.5% of total revenues and 88.4% of cost of sales. The total discontinued rebates received from the primary IVF drug rebate program in 2016 were $1,775,792, or 7.8% of total revenues and 9.2% of cost of sales.

Costs of sales in the amount of $9,874,244 for the year ended December 31, 2015 consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations for the period August 13, 2015 through December 31, 2015.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the year ended
	December 31, 2016	December 31, 2015	Variances
Legal, accounting, and management services	$1,903,288	$865,954	$1,037,334
Stock compensation/stock option amortization	176,370	58,024	118,346
Salaries, taxes and benefits	1,152,187	477,181	675,006
Depreciation and amortization	214,194	77,905	136,289
Rent expense-office	160,080	52,414	107,666
Travel, meals and entertainment	226,655	79,721	146,934
Publicity and promotion	277,967	105,923	172,044
Office supplies and miscellaneous expenses	771,393	189,366	582,027
Total general and administrative expenses	$4,882,134	$1,906,488	$2,975,646

General and administrative expenses in the amount of $4,882,134 for the year ended December 31, 2016, were comprised of $1,903,288 in legal, accounting and management fees, $176,370 in stock compensation/stock option amortization, $1,152,187 in salaries and related taxes and benefits, $214,194 in depreciation and amortization, $160,080 in rent expense, $226,655 in travel, meals and entertainment, $277,967 in publicity and promotion, and $771,393 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,906,488 for the year ended December 31, 2015, were comprised of $865,954 in legal, accounting and management fees, $58,024 in stock compensation/stock option amortization, $477,181 in salaries and related taxes and benefits, $77,905 in depreciation and amortization, $52,414 in rent expense, $79,721 in travel, meals and entertainment, $105,923 in publicity and promotion, and $189,366 of office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2016 were $4,882,134 as compared to $1,906,488 for the year ended December 31, 2015, which resulted in an increase in general and administrative expenses for the current year of $2,975,646.

Significant changes in general and administrative expenses of $2,975,646 during the year 2016 compared to 2015 were attributable to the following items:

●an increase in legal, accounting and consulting services of $1,037,334, primarily due to an increase in legal costs of $753,575 resulting from legal counsel retained for pending litigation matters; a decrease in accounting fees of $68,037 due to additional audit work performed in the prior year related to acquisitions, compared to no such expense in the current year;  an increase in management fees of $276,343 resulting from only 5 months of expense in the prior year compared to 12 months of expense in the current year; and an increase of $75,453 resulting from additional consultants retained for litigation and valuation purposes, compared to no such expense in the prior year; and

●an increase in stock compensation/stock option amortization of $118,346, primarily due to stock compensation of $22,350 expensed in the current year, compared to none in the prior year; and the issuance of stock options in the current year, resulting in amortization of $21,366, compared to none in the prior year; an increase in stock option amortization of $74,630 resulting from only 5 months of expense in the prior year compared to 12 months of expense in the current year; and

●an increase in salaries and fees, and related taxes and benefits of $675,006, primarily due to an increase in officer compensation of $158,466, staff compensation of $112,498, related payroll taxes of $21,946, and employee benefits of $125,602 resulting from only 5 months of expense in the prior year compared to 12 months of expense in the current year; and an increase in penalties on unpaid payroll and state income taxes of $120,169; and miscellaneous fees for outside services in the amount of $136,325 compared to none in the prior year; and

●an increase in depreciation and amortization of $136,289, primarily due to an increase in depreciation of $28,424 and amortization of $104,167 resulting from only 5 months of expense in the prior year compared to 12 months of expense in the current year; and the acquisition of additional intangible assets, resulting in amortization expense of $3,698 during the current year compared to none in the prior year; and

●an increase in rent expense for office space of $107,666, travel, meals and entertainment of $146,934, and publicity and promotion of $172,044 resulting from only 5 months of expense in the prior year compared to 12 months of expense in the current year; and

●an increase in office supplies and miscellaneous expenses of $582,027, due to an increase in automobile expense of $24,153, bad debt expense of $41,338, bank and wire fees of $60,137, computer and internet costs of $57,178, insurance expense of $24,224, office expense of $38,149, parking of $34,254, pension plan administrative costs of $56,905, licenses and permits of $45,643, state income and franchise taxes of $21,042, and communication costs of $31,839, resulting from only 5 months of expense in the prior year compared to 12 months of expense in the current year; an increase in insurance expense of $66,874 resulting from additional insurance policies purchased in the current year compared to none in the prior year; an increase in pension plan contributions of $37,715 resulting from a 401(k) plan established in the current year compared to none in the prior year; and an increase in other general office expenses of $42,576.

General and administrative expenses for both 2016 and 2015 were incurred for the purpose of advancing the Company closer to its financing and operating goals in the bio-medical sector, as well as the business operations of the Pharmacy between August 13, 2015 through December 31, 2016, and the Remote Health Care segment between September 20, 2016 and December 31, 2016.

Net Loss

During the year ended December 31, 2016, the Company incurred a net loss of $13,181,859 compared with a net loss of $3,719,818 for the year ended December 31, 2015. The increase in net loss of $9,461,961 is attributable to an increase in gross profits of $1,855,667, an increase in sales, marketing and pharmacy expense of $764,831; an increase in general and administrative expenses of $2,975,646; an increase in dividend income of $205, an increase in impairment loss of $4,016,924, a decrease in the loss on disposal of equipment of $10,155, an increase in amortization of discounts on notes payable of $2,866,259, and an increase in other interest expense of $704,328.

Liquidity and Capital Resources

Working Capital	At December 31,		Increase
	2016	2015	(Decrease)
Current assets	$1,415,193	$3,749,311	$(2,334,118)
Current liabilities	4,410,253	2,921,812	1,488,441
Working capital (deficit)	$(2,995,060)	$827,499	$(3,822,559)

As at December 31, 2016, the Company had cash in the amount of $63,363 compared to $912,399 as of December 31, 2015.

The Company had a working capital deficit of $2,995,060 as of December 31, 2016, compared to working capital of $827,499 at December 31, 2015. The decrease in working capital of $3,822,559 is primarily attributable to a decrease in cash of $849,036, accounts receivable of $683,769, rebates receivable of $352,036, inventory of $421,008, employee advances of $10,798, and prepaid expenses of $17,471, and an increase in accounts payable and accrued expenses of $1,186,149, pension plan contributions payable of $10,822, related party note payable of $185,000,and other related party payable of $106,470.

Cash Flows	For the year ended		Increase
	December 31, 2016	December 31, 2015	(Decrease)
Net cash used in operating activities	$(424,926)	$(648,836)	$223,910
Net cash used in investing activities	(94,099)	(7,659)	(86,440)
Net cash provided (used) by financing activities	(330,011)	1,568,381	(1,898,392)
Increase (decrease) in cash	$(849,036)	$911,886	$(1,760,922)

Cash Flows from Operating Activities

During the year ended December 31, 2016, the Company used $424,926 of cash flow for operating activities, compared with $648,836 for the year ended December 31, 2015. The decrease in cash used in operating activities of $223,910 is primarily attributable to an increase in the net loss from operations of $9,461,961; an increase in depreciation and amortization of $136,289; a decrease in the loss on the disposal of assets of $10,155; an increase in impairment loss of $4,016,924, an increase in stock compensation/stock option amortization of $307,246; an increase in discount amortization of $2,866,259; a decrease in allowance for bad debt of $8,335,853; a decrease in related party accruals converted to notes payable of $273,462; a decrease in accounts receivable of $11,280,468; a decrease in inventories of $338,328; a decrease in prepaid expenses of $122,109; a decrease in loans receivable of $93,990; a decrease in other assets of $750; a decrease in accounts payable and accrued expenses of $1,306,251; an increase in pension plan contributions payable of $10,822; and an increase in related party payables of $438,307.

Cash Flows from Investing Activities

During the years ended December 31, 2016, the Company used $94,099 of cash flow for investing activities, compared to $7,659 for the year ended December 31, 2015.  The increase in cash used for investing activities is the result of the Company's purchase of professional equipment in the amount of $86,440.

Cash Flows from Financing Activities

During the year ended December 31, 2016, the Company used $330,011 of cash flow for financing activities, compared to being provided with $1,568,381 during the year ended December 31, 2015. The decrease in cash flows provided from financing activities of $1,898.392 is attributable to a decrease in proceeds from notes payable of $1,900,000; an increase in repayment of notes payable of $565,412; an increase in proceeds from related party notes payable of $250,000; a decrease in repayment of related party notes payable of $300,000; an increase in proceeds from the issuance of preferred shares of $50,000; and a decrease in proceeds from the issuance of common stock of $32,980.

As at December 31, 2016 and 2015, respectively, related parties are due a total of $1,782,334 and $1,240,863, consisting of $198,700 and $120,800 in accrued compensation owed to officers; $41,380 and $12,810 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,542,254 and $1,107,253 in related party notes payable, of which $1,357,254 and $1,107,253 contain conversion features.

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,357,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 12.5% per annum, mature between December 31, 2015 and July 31, 2017, and contain repayment provisions to convert the debt into common stock of the Company at a strike price of between $0.10 to $0.21. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $474,394 was classified as discounts on the notes. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $0 and $278,741 in discount amortization.  As of December 31, 2016, the discount was fully expensed.  During the years ended December 31, 2016 and 2015, respectively, interest in the amount of $63,686 and $70,646 was expensed, of which $35,130 and $0 was paid to the note holders in cash.  As of December 31, 2016 and 2015, respectively, a total of $136,453 and $107,897 in interest has been accrued.

The Company, through its wholly-owned subsidiary, RoxSan, issued two promissory notes to J. Michael Redmond in the principal sum of $197,000, for cash loans made to RoxSan for overhead requirements during the year ended December 31, 2016.  The notes bear interest at a rate of 5% per annum and mature October 14, 2016 and November 29, 2016.  During 2016, principal reductions were made in the aggregate of $12,000, and the remaining principal balance at December 31, 2016 is $185,000. During the year ended December 31, 2016, interest in the amount of $2,573 was expensed.  As of December 31, 2016, a total of $2,573 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale of prescription pharmaceuticals, and its remote healthcare sales and services.

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

The Company will require additional financing in order to proceed with its plan of operations, including approximately $3,000.000 over the next 12 months to pay for its ongoing expenses. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

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

Personnel

As of December 31, 2016, the Company had 29 employees, excluding its directors and executive officers. Currently, the Company has 8 employees, excluding its directors and executive officers.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $19,896,635, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms. There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

FREEDMAN & GOLDBERG

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Parallax Health Sciences, Inc., and subsidiaries (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Parallax Health Sciences, Inc., as of December 31, 2015, were audited by other auditors whose report dated June 14, 2017, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallax Health Sciences, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freedman & Goldberg

Freedman & Goldberg

Farmington Hills, Michigan

July 10, 2018

31150 Northwestern Highway, Suite 200, Farmington Hills, Michigan 48334  (248) 626-2400  Fax (248) 626-4298

2444 East Hill Road, Grand Blanc, Michigan 48439  (810) 694-0336  Fax (810) 694-9789

Website: freedmangoldberg.com

DAVE BANERJEE, CPA

An Accountancy Corporation – Member AICPA and PCAOB

21860 Burbank Blvd., Suite 150, Woodland Hills, CA 91367   (818) 657-0288   FAX (818) 657-0299   (818) 312-3283

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Dave Banerjee CPA, an Accountancy Corporation

Dave Banerjee CPA

An Accountancy Corporation.

Woodland Hills, California

June 14, 2017

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$63,363	$912,399
Accounts receivable, net	765,785	1,449,554
Rebates receivable	72,030	424,066
Inventories	410,148	831,156
Employee advances	11,002	21,800
Prepaid expenses	92,865	110,336
Total current assets	1,415,193	3,749,311

Loans receivable - long-term	169,902	176,884
Property and equipment, net	39,359	116,531
Intangible assets, net	191,727	203,756
Goodwill	785,060	3,887,818
Deposits	22,750	22,750

TOTAL ASSETS	$2,623,991	$8,157,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,974,351	$2,788,202
Pension plan contribution payable	10,822	––
Note payable, related party	185,000	––
Related party payables	240,080	133,610
Total current liabilities	4,410,253	2,921,812

Long term liabilities
License fee payable, net of unamortized discount	540,000	––
Royalties payable	200,000	––
Notes and loans payable, unsecured	95,975	95,975
Note payable, convertible	144,000	144,000
Notes payable, related party, convertible	1,357,254	1,107,254
Notes payable, secured, net of unamortized discount	13,450,390	8,985,401
Total long-term liabilities	15,787,619	10,332,630
Total liabilities	20,197,872	13,254,442

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	834	824
833,691 and 823,691 issued and outstanding
as of December 31, 2016 and 2015, respectively
Common stock, $.001 par, 250,000,000 shares authorized,	107,067	120,567
107,066,774 and 120,566,774 issued and outstanding
as of December 31, 2016 and 2015, respectively
Additional paid in capital - preferred	515,833	465,843
Additional paid in capital - common	1,700,612	1,030,342
Subscriptions receivable	(1,592)	(192)
Accumulated deficit	(19,896,635)	(6,714,776)
Total stockholders' deficit	(17,573,881)	(5,097,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,623,991	$8,157,050

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2016	December 31, 2015

Revenue	$22,749,087	$11,579,720
Cost of sales	19,187,944	9,874,244
Gross profit	3,561,143	1,705,476

Sales, marketing, and pharmacy expenses	1,825,900	1,061,069
General and administrative expenses	4,882,134	1,906,488

Operating loss	(3,146,891)	(1,262,081)

Other income (expenses)
Dividend income	205	––
Impairment loss	(4,016,924)	––
Loss on disposal of assets	––	(10,155)
Discount amortization	(5,100,000)	(2,233,741)
Interest expense	(918,249)	(213,921)
Total other income (expenses)	(10,034,968)	(2,457,817)

Net loss	$(13,181,859)	$(3,719,898)

Net (loss) per common share - basic	$(0.116)	$(0.028)
Net (loss) per common share - diluted	$(0.083)	$(0.022)

Weighted average common shares outstanding - basic	113,689,042	131,734,518
Weighted average common shares outstanding - diluted	158,497,392	167,711,310

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
STATEMENT OF STOCKHOLDERS DEFICIT
FROM JANUARY 1, 2015 TO DECEMBER 31, 2016

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL		DEFERRED	SUBSCRIPTIONS	ACCUMULATED
	SHARES	AMOUNT	SHARES	DEFICIT	PREFERRED	COMMON	COMPENSATION	RECEIVABLE	DEFICIT	TOTAL
Balance, January 1, 2015	823,691	$824	128,228,018	$128,228	$465,843	$927,823	$––	$(1,338)	$(2,994,878)	$(1,473,498)

Issuance of common stock for cash			3,798,035	3,798		34,182				37,980

Cancellation of common stock			(11,459,279)	(11,459)		10,313		1,146		––

Grant of stock options to officers						168,350	(168,350)			––

Grant of stock options to directors						116,100	(116,100)			––

Grant of stock options to employees						95,460	(95,460)			––

Amortization of stock options							58,024			58,024

Net loss									(3,719,898)	(3,719,898)

Balance, December 31, 2015	823,691	824	120,566,774	120,567	465,843	1,352,228	(321,886)	(192)	(6,714,776)	(5,097,392)

Issuance of preferred stock for cash	10,000	10			49,990					50,000

Cancellation of common stock			(20,000,000)	(20,000)		20,000				––

Capitalization due to acquisition of subsidiary			5,000,000	5,000		285,000		(5,000)		285,000

Issuance of common stock for services			1,500,000	1,500		211,250		(1,500)		211,250

Grant of stock options to consultants						57,460	(57,460)			––

Grant of stock options to employees						7,580	(7,580)			––

Amortization of stock options							154,020			154,020

Subscriptions received								5,100		5,100

Net loss									(13,181,859)	(13,181,859)

Balance, December 31, 2016	833,691	$834	107,066,774	$107,067	$515,833	$1,933,518	$(232,906)	$(1,592)	$(19,896,635)	$(17,573,881)

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(13,181,859)	$(3,719,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214,194	77,905
Loss on disposal of assets	––	10,155
Impairment loss	4,016,924	––
Stock compensation/stock option expense	365,370	58,024
Discount amortization	5,100,000	2,233,741
Allowance for bad debt	77,000	8,412,853
Accruals converted to convertible notes payable	––	273,462
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	969,603	(10,310,865)
Decrease in inventories	421,008	82,680
(Increase) decrease in prepaid expenses	17,471	(104,638)
Decrease in loans receivable	93,990	––
Increase in other assets	––	(750)
Increase in accounts payable and accrued expenses	1,179,081	2,485,332
Increase in pension plan contribution payable	10,822	––
Increase (decrease) in related party payables	291,470	(146,837)
Net cash used in operating activities	(424,926)	(648,836)

Cash flows from investing activities:
Purchase of professional equipment	(94,099)	(7,659)
Net cash used in investing activities	(94,099)	(7,659)

Cash flows from financing activities:
Proceeds from notes payable	100,000	2,000,000
Repayment of notes payable	(735,011)	(169,599)
Proceeds from convertible note payable, related party	250,000	––
Repayment of convertible note payable, related party	––	(300,000)
Proceeds from issuance of preferred shares	50,000	––
Proceeds from issuance of common shares for acquisition	5,000	37,980
Net cash provided (used) by financing activities	(330,011)	1,568,381

Net decrease in cash	(849,036)	(911,886)
Cash - beginning of period	912,399	513

Cash - end of period	$63,363	$912,399

NON-CASH ACTIVITIES
Note payable issued for purchase of subsidiary common stock	$––	$20,500,000
Discount on long-term note payable	$5,100,000	$(13,345,000)
Conversion of related party payable to convertible notes payable	$––	$273,462
Discount on related party debt	$––	$(278,740)
Capitalization due to acquisition of subsidiary	$285,000	$––
Assets acquired upon acquisition of subsidiary	$252,008	$1,312,182
Liabilities assumed upon acquisition of subsidiary	$(747,068)	$––
Cancellation of common stock	$20,000	$11,459
Subscriptions receivable	$(1,592)	$(192)

SUPPLEMENTAL INFORMATION
Interest paid	$244,975	$24,194
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

Parallax Health Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on personalized patient care through pharmacy services provided by RoxSan Pharmacy, Inc. (“RoxSan”), remote health care services provided by Parallax Health Management, Inc. (formerly Qolpom, Inc.) (“PHM”), and eventually through the Parallax Diagnostics Inc.'s medical diagnostic testing platform, which is capable of diagnosing and monitoring several health issues.

On August 13, 2015, the Company entered into an agreement with RoxSan Pharmacy, Inc., a California corporation, and its sole shareholder, Shahla Melamed, to purchase 100% of the issued and outstanding shares of RoxSan's common stock and its assets and inventory. As a result, effective August 13, 2015, RoxSan became the Company's wholly-owned subsidiary (Note 14).  Concurrently, Mrs. Melamed resigned from all positions within RoxSan, and Mr. J. Michael Redmond was appointed RoxSan's President and Chief Executive Officer, and Ms. Calli R. Bucci its Chief Financial Officer.  Mr. Redmond and Ms. Bucci were also appointed as Chairman and member, respectively, of RoxSan’s board of directors.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties including more than $1 million owed to the Company.

On July 6, 2017, Mr. J. Michael Redmond was terminated as Chief Executive Officer and President of the Company and resigned as chairman and member of the board of directors, pursuant to his employment agreement.  Effective July 7, 2017, Mr. Paul R. Arena was appointed as Chief Executive Officer and President of the Company and elected as a member of the board of directors.

On August 31, 2016 (the “Execution Date”), the Company entered into an agreement with Qolpom, Inc., an Arizona corporation (“Qolpom”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom’s common stock and its assets, inventory and intellectual property.  As a result, effective September 20, 2016, Qolpom became the Company's wholly-owned subsidiary (Note 14) in the remote healthcare monitoring industry (“RCS”).  Pursuant to the Qolpom Agreement, in exchange for 100% of the Qolpom stock and 100% of Qolpom’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

1.5,000,000 shares of the Company’s common stock; and

2.2,500,000 options to purchase shares of the Company's common stock, to be granted one year from the Execution Date, and vesting over three (3) years, of which 500,000 shares are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

3.10% of revenues generated from PHM business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

4.3% of revenues generated from the sale of Qolpom hardware and monitoring service fees.

On January 20, 2017, the Company changed the name of its wholly-owned subsidiary, Qolpom, Inc., to Parallax Health Management, Inc.

The Company has the following three (3) business segments: Retail Pharmacy Services (RPS), Remote Care Systems Services (RCS), and Corporate.

Retail Pharmacy Services (RPS)

RoxSan provides a full range of pharmacy services including retail, compounding and fertility medications.

RoxSan generates net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. RoxSan also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy.  The pharmacy is fully licensed and qualified to conduct business in over 40 US States.

Since the Company’s acquisition of RoxSan, the deleterious actions against the pharmacy by the former owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the former owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary IVF drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with comparably priced IVF drugs.  This, among other things, caused a precipitous drop in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  The total IVF revenues for 2016 were $17,216,036, or 75.7% of total revenues.

Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and in December 2017, the RPS segment ceased operations.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties including more than $1 million owed to the Company.

Remote Care Systems Services (RCS)

PHM provides the health care industry’s first comprehensive remote patient monitoring system, which utilizes proprietary software and technology to bridge clinical behavioral science with technology and logistics across a variety of wellness and clinical devices, including both fitness and clinical applications, for payers, providers and clinical professionals.

PHM generates net revenues primarily through the licensing, installation and maintenance of its patented Qolpom Hub, an integrated, secure and scalable platform for collecting, transmitting and analyzing biometric data, as well as the sale of wireless medical devices and home monitoring kits.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $19,896,635, and a working capital deficit of $2,995,060, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will require additional financing in order to proceed with its plan of operations, including approximately $3,000,000 over the next 12 months to pay for its ongoing expenses. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., RoxSan Pharmacy, Inc., and Parallax Health Management, Inc. (formerly Qolpom, Inc.) unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2016 and 2015, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of December 31, 2016 and 2015, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 9 and 14 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of December 31, 2016 and 2015.

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

The activity in the allowance for doubtful accounts receivable for the years ended December 31, 2016 and 2015, is as follows:

	December 31, 2016	December 31, 2015
Beginning balance	$8,412,853	$––
Additions charged to bad debt expense for customer receivables and insurance claims	77,000	34,000
Allowance for doubtful collection of workers compensation claims	23,934	8,378,853
Write off of allowance for doubtful collection of customer receivables and insurance claims	(51,000)	––
Write off of allowance for doubtful collection of workers compensation claims	(8,402,787)	––
		––
Ending balance	$50,000	$8,412,853

Management has determined that the collection of certain revenues relating to workers compensation insurance claims in the amount of $23,934 and $8,378,853, generated during the years ended December 31, 2016 and 2015, respectively, cannot be reasonably assured. As a result, an allowance for doubtful collections of these claims was established. At December 31, 2016, management determined that no future collectability is likely, and the uncollectable claims receivable of $8,402,787 and related allowance of $8,402,787, was written off as of December 31, 2016.

During the years ended December 31, 2016 and 2015, the allowance for doubtful collections of customer receivables and insurance claims not related to workers compensation increased by $77,000 and $34,000, respectively.

As of December 31, 2016 and 2015, the allowance for doubtful collections was $50,000 and $8,412,853, respectively.

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

Intangible Assets

Product processes, patents and customer lists are amortized on a straight-line basis over their estimated useful lives between 4 and 20 years. See Note 6 for additional information about intangible assets.

Goodwill and other Indefinitely-lived assets

Goodwill and other indefinitely-lived assets are not amortized, but are subject to impairment reviews annually, or more frequently if necessary.

Due to the Retail Pharmacy segment’s recurring losses and the liquidation of RoxSan in 2018, its goodwill was evaluated for impairment and the entire amount of goodwill of $3,887,818 was written off as of December 31, 2016.

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

Due to the Retail Pharmacy segment’s recurring losses and the liquidation of RoxSan in 2018, its long-lived assets were evaluated for impairment. The Company has determined there is limited recoverability for these assets, and an impairment of property and equipment of $129,106 was recorded as of December 31, 2016.

The Company believes that future projected cash flows are sufficient for the recoverability of the remainder of its long-lived assets, and no other impairment exists.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products and products under development will continue.  Either of these could result in future impairment losses.

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

Comprehensive Loss

As at December 31, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Shipping and Handling Costs

The Company includes shipping and handling costs relating to the delivery of products to its locations (freight-in) as costs of sales. Shipping and handling costs, which include third-party shipment providers, postage, messenger and driver salaries and fees relating to the delivery of products to customers, are classified as Selling, Marketing and Pharmacy (SM&P) expense. Shipping and handling costs included in SM&P expense were:

	For the year ended
	December 31, 2016	December 31, 2015
Shipping, postage & messenger	$229,606	$114,411
Drivers salaries and fees	113,578	42,726
Total shipping and handling costs	$343,184	$157,137

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

As of December 31, 2016, the Company has not yet filed its 2013 through 2015 annual corporate income tax returns.  Due to the Company’s recurring losses and significant loss carryforward (Note 18), no corporate income taxes are due for these periods.

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

In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.  ASU 2015-16 is part of the Simplification Initiative and eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.  ASU 2016-16 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. as part of the Board’s initiative to reduce complexity in accounting standards. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted for interim or annual reporting periods for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are Under Common Control.  ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	December 31, 2016	December 31, 2015
Insurance claims receivable	$603,316	$999,612
Workers compensation claims receivable	59,015	8,549,073
Customer receivables	153,454	313,722
Total accounts receivable	815,785	9,862,407

Allowance for doubtful accounts:
Allowance-insurance claims	(50,000)	(34,000)
Allowance-workers compensation claims	––	(8,378,853)
Total allowances for doubtful accounts receivable	(50,000)	(8,412,853)

Accounts receivable, net	$765,785	$1,449,554

As of December 31, 2016 and 2015, respectively, the Company was owed $815,785 and $9,862,407 in accounts receivable, consisting of $603,316 and $999,612 in insurance claims, $59,015 and $8,549,073 in workers compensation claims, and $153,454 and $313,722 in customer house account charges, for which payment has not yet received.

Workers compensation claims generated during the years ended December 31, 2016 and 2015 were $154,234 and $8,549,073, respectively.  Of these amounts, the collectability of $130,300 and $170,220, respectively, can be reasonably assured, and the revenues are included on the accompanying income statement.  However, management determined that the collection of the remaining workers compensation claims in the amount of $23,934 and $8,378,853, generated during the years ended December 31, 2016 and 2015, respectively, cannot be reasonably assured.  As a result, an allowance for doubtful collections of these claims was established.   At December 31, 2016, management determined that no future collectability is likely, and the uncollectable claims receivable of $8,402,787 and related allowance of $8,402,787, was written off at December 31, 2016. The write-off had no effect on the Company’s income statement.  At December 31, 2016 and 2015, respectively, $59,015 and $8,549,073 in workers compensation claims was receivable, for which collectability of $59,015 and $170,220 is reasonably assured.

As of December 31, 2016 and 2015, respectively, $153,454 and $313,722 was owed from customers, consisting of $2,043 and $0 in services revenue, $93,731 and $33,894 in copayments, and $57,680 and $279,828 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.

During the years ended December 31, 2016 and 2015, the allowance for doubtful collections of insurance claims not related to workers compensation increased by $77,000 and $34,000, respectively.  As of December 31, 2016 and 2015, the allowance for doubtful collection of these insurance claims was $50,000 and $34,000, respectively.

NOTE 4. LOANS RECEIVABLE

As of December 31, 2016 and 2015, loans receivable consists of $169,902 and $176,884, respectively, in monies owed to the Company from the former owner of RoxSan Pharmacy.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner and is part of the legal proceedings disclosed in Note 20. The Company is confident that it shall prevail in this matter.

NOTE 5. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	December 31, 2016	December 31, 2015
Appliances	$7,160	$3,360
Computer and office equipment	65,774	32,718
Furniture and fixtures	39,615	23,453
Leasehold improvements	104,357	78,881
Software	6,323	873
Medical devices and instruments	45,194	45,194
Sub-total	268,423	184,479
Less: accumulated depreciation	(99,958)	(57,793)
Less: accumulated impairment losses	(129,106)	––
Property and equipment, net, before disposals	39,359	126,686
Less: disposals, net of depreciation	––	(10,155)
Property and equipment, net of disposals	$39,359	$116,531

During the year ended December 31, 2015, the Company disposed of equipment valued at $0, and recognized a loss in the amount of $10,155.

Impairment losses for the years ended December 31, 2016 and 2015, was $129,106 and $0, respectively.

Depreciation expense for the years ended December 31, 2016 and 2015, was $42,165 and $13,741, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	December 31, 2016	December 31, 2015
Products and processes	$12,500	$12,500
Trademarks and patents / technology	72,500	12,500
Customer lists / relationships	280,000	250,000
Non-compete agreement	40,000	––
Marketing related	30,000	––
Sub-total	435,000	275,000
Accumulated amortization	(243,273)	(71,244)
Intangible assets, net	$191,727	$203,756

On September 20, 2016, through the acquisition of PHM (Note 14), the Company acquired certain intangible assets valued at $160,000.

Amortization expense for the years ended December 31, 2016 and 2015, was $172,029 and $64,164, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2016	December 31, 2015
Accounts payable-vendors	$1,457,654	$2,214,291
Credit cards payable	469,186	132,439
Factors payable	459,353	––
Income taxes payable	35,393	––
Payroll taxes payable	564,820	84,690
Accrued interest	942,685	286,731
Accrued commissions	––	18,228
Accrued payroll and payroll taxes	45,260	51,823

Total accounts payable and accrued expenses	$3,974,351	$2,788,202

NOTE 8. PENSION PLAN

On June 1, 2016, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc. (the “Plan Sponsor”), adopted the RoxSan Pharmacy Inc. Profit Sharing Plan (the “Plan”).  The Plan is available to all RoxSan employees employed over three (3) months. Participants may make voluntary contributions, subject to plan limitations.  The Plan Sponsor provides matching contributions up to 4%, subject to plan limitations.  All contributions vest immediately.  For the year ended December 31, 2016, the Plan Sponsor contributed $37,715 to the Plan. As of December 31, 2016, contributions in the amount of $10,822 are payable.

NOTE 9. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2016	December 31, 2015
Notes and loans payable, unsecured
Loans payable	$11,900	$11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Note payable, convertible	144,000	144,000

Notes payable, secured, net of unamortized discount:
Note payable-merchant	1,095,920	1,830,401

Note payable-bank	99,470	––

Note payable	20,500,000	20,500,000
Less: unamortized discount	(8,245,000)	(13,345,000)
Note payable, net of unamortized discount	12,255,000	7,155,000
Total notes payable, secured, net of unamortized discount	13,450,390	8,985,401

Total notes and loans payable	$13,690,365	$9,225,376

As of December 31, 2016 and 2015, long-term non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans in the amount of $11,900 were for overhead requirements, and are unsecured and non-interest bearing.  The notes in the amount of $84,075 bear interest a rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of December 31, 2016, no demand has been made.  During the years ended December 31, 2016 and 2015, respectively, interest in the amount of $7,320 and $7,300 was expensed. As of December 31, 2016 and 2015, respectively, a total of $44,132 and $36,812 in interest has been accrued and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

The Kasper Group, Ltd.	$144,000	7%	$50,427	$0.25	01/01/2015

As of December 31, 2016 and 2015, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share. As of December 31, 2016, no demand for payment or conversion has been made. During the years ended December 31, 2016 and 2015, respectively, interest in the amount of $10,107 and $10,080 was expensed.  As of December 31, 2016 and 2015, respectively, a total of $50,427 and $40,320 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 13).  The note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the note has been recorded. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $5,100,000 and $1,955,000 in discount amortization.  As of December 31, 2016 and 2015, respectively, $8,245,000 and $13,345,000 in unamortized discount remains, to be amortized over the next 23 months, to the note's maturity.  During the years ended December 31, 2016 and 2015, respectively, interest in the amount of $607,398 and $101,702 has been expensed. As of December 31, 2016 and 2015, respectively, a total of $709,100 and $101,702, in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet. The Company is currently in litigation with the note holder/former owner of RoxSan, and is also evaluating this liability in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 20).

On October 9, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 6% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the years ended December 31, 2016 and 2015, respectively, payments totaling $854,481 and $193,792, representing $734,481 and $169,599 in principal and $120,000 and $24,193 in interest, have been made. As of December 31, 2016 and 2015, respectively, principal of $1,095,920 and $1,830,401, and unamortized loan fees of $95,807 and $215,806 remained.

On February 11, 2016, the Company was advanced $100,000 from a line of credit (“LOC”) with Bank of America.  The LOC bears interest at a rate of between 6.06% and 6.31% per annum, variable upon Prime Rate fluctuations, and matures July 25, 2017.  During the year ended December 31, 2016 and 2015, respectively, principal payments in the amount of $530 and $0 were made, and interest in the amount of $4,693 and $0 was paid. As of December 31, 2016 and 2015, respectively, principal of $99,470 and $0 remained.

The future maturities of notes payable are summarized as follows:

Year	Principal
2017	$1,423,465	[1]
2018	20,500,000
	$21,923,465

[1] Includes notes payable on demand in the amount of $228,075

During the years ended December 31, 2016 and 2015, respectively, interest on non-related party notes and loans payable in the amount of $749,518 and $143,275 has been expensed.  As at December 31, 2016 and 2015, respectively, a total of $803,659 and $178,834 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	December 31, 2016	December 31, 2015
Related party payables
Accrued compensation	$198,700	$120,800
Cash advances	41,380	12,810
Total related party payables	240,080	133,610

Note payable, related party	185,000	––
Notes payable, related party, convertible	1,357,254	1,107,253
Total notes payable	1,542,254	1,107,253

Total related party transactions	$1,782,334	$1,240,863

As at December 31, 2016 and 2015, respectively, related parties are due a total of $1,782,334 and $1,240,863, consisting of $198,700 and $120,800 in accrued compensation owed to officers; $41,380 and $12,810 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,542,254 and $1,107,253 in related party notes payable, of which $1,357,254 and $1,107,253 contain conversion features.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

J. Michael Redmond, President (former)	$776,154	5%	$86,047	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	331,100	7%	48,874	$0.10	12/31/2015
Bradley Brothers, LLC. (Nathaniel Bradley, President of PHM)	250,000	12.5%	1,532	$0.21	06/13/2017
Total	$1,357,254		$136,453

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,357,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 12.5% per annum, mature between December 31, 2015 and July 31, 2017,and contain repayment provisions to convert the debt into common stock of the Company at a strike price of between $0.10 to $0.21. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $0 and $278,741 in discount amortization.  As of December 31, 2016, the discount was fully expensed.  During the years ended December 31, 2016 and 2015, respectively, interest in the amount of $63,686 and $70,646 was expensed, of which $35,130 and $0 was paid to the note holders in cash.  As of December 31, 2016 and 2015, respectively, a total of $136,453 and $107,897 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

The Company, through its wholly-owned subsidiary, RoxSan, issued two promissory notes to J. Michael Redmond in the principal sum of $197,000, for cash loans made to RoxSan for overhead requirements during the year ended December 31, 2016.  The notes bear interest at a rate of 5% per annum and mature October 14, 2016 and November 29, 2016.  During 2016, principal reductions were made in the aggregate of $12,000, and the remaining principal balance at December 31, 2016 is $185,000. During the year ended December 31, 2016, interest in the amount of $2,573 was expensed.  As of December 31, 2016, a total of $2,573 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Concurrent with the Company’s acquisition of RoxSan Pharmacy on August 13, 2015, the Company, entered into an Employment Agreement between RoxSan and J. Michael Redmond, its newly appointed President and Chief Executive Officer. The agreement replaced any other written agreement with the Company, was for a term of three (3) years, and included annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provided for options granted to purchase for 2,000,000 shares of the Company's common stock at a strike price of $0.05 per share.  The options were for a period of five (5) years, and vest quarterly over a three (3) year period.  On July 6, 2017, the Company terminated the agreement and caused the removal of Mr. Redmond, and on July 7, 2017 appointed a new President and Chief Executive Officer. See Note 20 for additional information and legal proceedings related to Mr. Redmond. As of December 31, 2016 and 2015, $6,250 and $0 in compensation has been accrued under this agreement.

On August 13, 2015, the Company entered into an Employment Agreement between RoxSan and its newly appointed Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On October 1, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Dave Engert, former Executive Chairman of the board of directors.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $15,000 and customary expense allowances.  In addition, the agreement provides for options granted to purchase 500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over three (3) year period.  As of December 31, 2016 and 2015, $105,000 and $0 in compensation has been accrued under this agreement. See Note 20 for information on legal proceedings related to Mr. Engert and this agreement.

On October 2, 2015, the Company through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

During the years ended December 31, 2016 and 2015, respectively, interest on related party notes payable in the amount of $66,259 and $70,646 was expensed. As of December 31, 2016 and 2015, respectively, a total of $139,026 and $107,897 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 11: CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

On December 2, 2016, pursuant to a subscription agreement, the Company issued 10,000 shares of its Series B preferred stock at $5 per share, for cash in the amount of $50,000.  As a result, $49,990 was recorded to paid in capital.

The holders of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted. All preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held, and were issued with warrant coverage (Note 13).  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events. The outstanding shares of Preferred Stock automatically convert into common stock upon the election of the holders of a majority of the then outstanding shares of Preferred Stock. Dividends are payable semi-annually on the Company’s Series A preferred stock at a rate of 7% per annum, and 10% per annum on Series B preferred stock.  Dividends may be paid in kind, at the option of the Company, to the extent that if the Company is not legally permitted to distribute cash dividends, it shall pay dividends in the form of preferred shares equal to the amount of the dividend. No dividends have been declared on the Company’s preferred stock. In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price plus all declared but unpaid dividends.

As of December 31, 2016 and 2015, respectively, the Company had 833,691 and 823,691 shares of preferred stock issued and outstanding.

NOTE 12. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

On January 25, 2015, pursuant to a Stock Purchase Agreement, the Company issued 3,798,035 shares of its restricted common stock at $0.01 per share, for cash in the amount of $37,980.  As a result, $34,182 was recorded to paid in capital.

On December 31, 2015, the Company cancelled an unpaid stock subscription for 11,459,279 shares of the Company's restricted common stock.  As a result, paid in capital was reduced by $10,313.

On July 28, 2016, 20,000,000 shares of the Company's common stock held by three (3) shareholders were cancelled and returned to treasury. As a result, $20,000 was recorded as paid in capital.

On July 30, 2016, in connection with certain consulting agreements, the Company issued 250,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $6,750 were issued for cash in the amount of $250.  As a result, $6,500 was recorded to paid in capital.

On September 23, 2016, in connection with the acquisition of PHM (Note 14), the Company issued 5,000,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $225,000, were issued for cash in the amount of $5,000.  As a result, $220,000 was recorded to paid in capital.

On September 25, 2016, in connection with a certain consulting agreement (Note 15), the Company issued 250,000 shares of its restricted common stock for $0.001 per share.  The shares, valued at $16,000 were issued for cash in the amount of $250.  As a result, $15,750 was recorded to paid in capital.

On December 5, 2016, in connection with legal services provided to the Company, the Company issued 1,000,000 shares of its restricted common stock to two (2) of the Company's legal representatives.  The shares, valued at $190,000 were issued for cash in the amount of $1,000.  As a result, $189,000 was recorded to paid in capital.

As of December 31, 2016 and 2015, respectively, the Company had 107,066,774 and 120,566,774 common shares issued and outstanding.

NOTE 13. WARRANTS AND OPTIONS

As of December 31, 2016 and 2015, respectively, the Company had 15,362,491 and 15,989,276 warrants and 11,135,000 and 1,900,000 options issued and outstanding.

On December 6, 2015, 726,785 warrants underlying 36,339 shares of preferred stock expired.

On May 3, 2016, 484,125 warrants underlying 24,227 shares of preferred stock expired.

On December 2, 2016, in connection with the issuance of 10,000 shares of the Company’s Series B preferred stock, 100,000 warrants were issued.  The warrants are exercisable for a period of two (2) years at an exercise price of $0.75 per share of common stock.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	0.44	$4,000,000	$0.27518
$0.41278	726,785	0.73	300,000	$0.41278
$0.75000	100,000	1.92	75,000	$0.75000
	15,362,491		$4,375,000	$0.75000

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	16,473,401	$0.41278
Issued	100,000	$0.75000
Exercised	––	––
Expired / Cancelled	(1,210,910)	$0.41278
Outstanding at December 31, 2016	15,362,491	$0.75000

On August 13, 2015, in connection with certain executive employment agreements, the Company granted its officers options to purchase 3,500,000 common shares at $0.05 for a period of five (5) years.  The options vest quarterly over a three (3) year period, and were valued at $168,350, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.97, risk free interest rate 1.58%, and dividend yield 0%.  During the years ended December 31, 2016 and 2015, respectively, the Company expensed $56,117 and $21,044 in stock compensation, and recorded $91,189 and $147,306 in deferred compensation, to be expensed over the next 19 months.

Between October 1, 2015 and October 5, 2015, the Company granted certain members of the board of directors options to purchase 2,250,000 common shares at $0.05 for a period of five (5) years.  The options, of which 25% vested upon the grant date, and the balance vest quarterly over a two (2) year period, were valued at $116,100, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, average expected volatility 1.53, average risk-free interest rate 1.35%, and dividend yield 0%.  During the years ended December 31, 2016 and 2015, respectively, the Company expensed $43,538 and $29,025 in stock compensation, and recorded $43,537 and $87,075 in deferred compensation, to be expensed over the next 12 months.

On October 1, 2015, the Company granted certain employees options to purchase 1,850,000 common shares at $0.05 for a period of five (5) years.  The options vest quarterly over a three (3) year period, and were valued at $95,460, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, average expected volatility 1.52, average risk-free interest rate 1.37%, and dividend yield 0%. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $31,820 and $7,955 in stock compensation, and recorded $55,685 and $87,505 in deferred compensation, to be expensed over the next 21 months.

On January 12, 2016, the Company granted a key employee 60,000 options to purchase common shares at $0.05 for a period of 5 years.  The options vest quarterly over a three (3) year period, and were valued at $1,610, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.42, risk free interest rate 1.55%, and dividend yield 0%.  During the years ended December 31, 2016 and 2015, respectively, the Company expensed $514 and $0 in stock compensation, and recorded $1,096 and $0 in deferred compensation, to be expensed over the next 33 months.

On July 30, 2016, in connection with certain consulting agreements, the Company granted the consultants 1,000,000 options to purchase common shares for a period of 5 years, of which 250,000 each have a strike price of $0.10, $0.25, $0.35 and $0.60.  The options vest quarterly over a one (1) year period, and were valued at $17,260, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.75 years, expected volatility 1.52, risk free interest rate 1.13%, and dividend yield 0%. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $7,547 and $0 in stock compensation, and recorded $9,713 and $0 in deferred compensation, to be expensed over the next 7 months.

On August 30, 2016, the Company granted a key employee 100,000 options to purchase common shares at $0.05 for a period of 5 years.  The options vest quarterly over a three (3) year period, and were valued at $5,970, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.69, risk free interest rate 1.18%, and dividend yield 0%. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $17,634 and $0 in stock compensation, and recorded $33,666 and $0 in deferred compensation, to be expensed over the next 21 months.

On September 20, 2016, in connection with a certain consulting agreement, the Company granted the consultant 1,000,000 options to purchase common shares at $0.05 for a period of 2 years.  The options vest quarterly over a two (2) year period, and were valued at $40,200, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.25 years, expected volatility 1.81, risk free interest rate 1.19%, and dividend yield 0%. During the years ended December 31, 2016 and 2015, respectively, the Company expensed $13,819 and $0 in stock compensation, and recorded $26,382 and $0 in deferred compensation, to be expensed over the next 21 months.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	3,250,000	1.75	$162,500	$0.07
$0.05	5,350,000	3.75	267,500	$0.08
$0.05	60,000	4.00	3,000	$0.06
$0.05	100,000	4.75	5,000	$0.08
$0.10	250,000	2.75	25,000	$0.06
$0.10	1,375,000	4.00	137,500	$0.10
$0.25	250,000	2.75	62,500	$0.06
$0.35	250,000	2.75	87,500	$0.07
$0.60	250,000	2.75	150,000	$0.08
	11,135,000		$900,500	$0.08

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2014	1,900,000	$0.14
Issued	9,960,000	$0.07
Exercised	––	––
Expired / Cancelled	(725,000)	$0.06
Outstanding at December 31, 2016	11,135,000	$0.08

During the years ended December 31, 2016 and 2015, respectively, 2,160,000 and 7,850,000 options were issued, 225,000 and 300,000 options expired, and -0- and 200,000 options were cancelled. A total of $65,040 and $379,910 in deferred compensation was recorded, and $154,017 and $58,024 in stock option compensation was expensed during the years ended December 31, 2016 and 2015, respectively.  There remains $232,909 and $321,886 in deferred compensation as of December 31, 2016 and 2015, respectively, to be expensed over the next 33 months.

NOTE 14: BUSINESS ACQUISITIONS

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

The negotiated purchase price was based upon, among other things, the guarantee of certain revenues being collectible and contracts being in place after closing.  It was discovered after closing that, among other things, the revenues were not collectible, and the contracts were not in place.  The improper disclosures by the seller during negotiations significantly affected the purchase price and related note payable, and management has determined that the purchase price and related promissory note do not fairly represent the fair market value at the date of purchase.  As a result, the Company has discounted the promissory note to its estimated fair market value of $5.2 million. (Note 9).

The following represent the fair values of the assets acquired by the Company on August 13, 2015:

Inventory	$913,835
Prepaid insurance	3,106
Property and equipment	123,241
Identifiable intangibles	250,000
Security deposits	22,000
Total assets	1,312,182
Goodwill	3,887,818
Fair market value of assets acquired	$5,200,000

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

RoxSan’s results of operations are included in the Company’s statements of operations beginning on August 13, 2015 (Note 19).  During the year ended December 31, 2015, acquisition costs of $110,000 were expensed and incurred within general and administrative expenses.

Parallax Health Management, Inc. (formerly Qolpom, Inc.)

On August 31, 2016 (the “Execution Date”), the Company entered into an agreement with Qolpom, Inc., an Arizona corporation (“Qolpom”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom’s common stock and its assets, inventory and intellectual property on the Closing Date in exchange for:

1.5,000,000 shares of the Company’s common stock; and

2.2,500,000 options to purchase shares of the Company's common stock, to be granted one year from the Execution Date, and vesting over three (3) years , of which 500,000 shares are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

3.10% of revenues generated from PHM business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

4.3% of revenues generated from the sale of Qolpom hardware and monitoring service fees.

The following represent the fair values of the assets acquired and liabilities assumed by the Company on September 20, 2016:

Assets:
Cash	$5,000
Intellectual property	160,000
Loans receivable	87,008
Total assets	252,008

Liabilities:
Accounts payable	7,068
License fees payable, net of unamortized discount	540,000
Royalties payable	200,000
Total liabilities	747,068

Goodwill	785,060

Fair market value of consideration	$290,000

The goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the specialty pharmaceuticals market, the assembled workforce acquired, and the expected synergies from combining operations with RoxSan. The goodwill is nondeductible for income tax purposes.

PHM's results of operations are included in the Company’s statements of operations beginning on September 20, 2016 (Note 19).  During the year ended December 31, 2016, acquisition costs of $10,000 were expensed and incurred within general and administrative expenses.

NOTE 15. COMMITMENTS AND CONTINGENCIES

On August 31, 2016, the Company entered into an agreement with Qolpom, Inc., an Arizona corporation (“Qolpom”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom’s common stock and its assets, inventory and intellectual property in exchange for, among other things, 5,000,000 shares of the Company’s restricted common stock, and options to purchase 2,500,000 shares at an exercise price of $0.05 (Note 14).  In addition, the agreement provides for, among other thing the Seller to receive up to $2,000,000 through a percentage of revenue generated from PHM business segment, as well as a 3% royalty on certain revenues generated from the intellectual property, as defined in the agreement.

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

NOTE 16. LEASES

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

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total
2017	$259,418	$58,417	$317,835
2018	219,127	52,937	272,064
2019	89,350	17,022	106,372
	$567,895	$128,376	$696,271

Rent expense for the years ended December 31, 2016 and 2015, was $434,726 and $155,713, respectively, including $58,417 and $22,456, respectively, of common area maintenance cost.

NOTE 17. CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At December 31, 2016, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the source of its receivables is primarily from insurance payers, from which a pre-approval of payment is provided at the time of sale. In addition, historically, there have been no significant unpaid customer receivables. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2016 and 2015. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Customer

The Company has one major insurance payer that accounted for approximately 75% and $9,101,422 and 80% and $3,706,368 of insurance payments received for the year ended December 31, 2016 and 2015. The Company expects to maintain this relationship with the insurance payer.

The Company also has one major fertility clinic that accounted for approximately 8% and $1,320,957 and 5% and $465,708 of fertility sales for the year ended December 31, 2016 and 2015. The Company expects to maintain this relationship with this customer.

Major Vendor

The Company has one major supplier that accounted for approximately 78% and $15,000,618 and 65% and $6,427,166 of cost of sales for the year ended December 31, 2016 and 2015, respectively. The Company expects to maintain its relationship with this supplier.

NOTE 18. INCOME TAXES

The components of the cumulative net deferred tax asset at December 31, 2016 and 2015, the statutory tax rate, the effective tax rate and the amount of the valuation allowance and the expense for income taxes are indicated below:

	December 31, 2016	December 31, 2015

Income (loss) before taxes	$(13,160,859)	$(3,719,898)
Statutory rate (Fed & State(s))	43%	34%

Computed expected tax payable (recovery)	$(5,638,200)	$(1,264,800)

Non-deductible expenses:
Impairment loss	1,720,900	––
Amortization of stock options	66,000	––
Discount amortization	2,184,800	––
Penalties	51,500	––
Other	34,800	4,500
Total non-deductible expenses	4,058,000	4,500

Change in valuation allowance	1,601,200	1,260,300

Reported income taxes:
Federal	$––	$––
State	21,000	––
Total	$21,000	$––

The significant components of deferred income tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015

Net operating loss carried forward	$7,549,500	$2,277,300

Bad debt allowance	19,900	––

Officers’ accrued compensation	44,300	––

State taxes	55,400	––

Valuation allowance	(7,669,100)	(2,277,300)

Net deferred income tax asset	$––	$––

The Company’s net operating losses are as follows:

Tax Year	Net Operating Loss	Expires
2008	$400	2028
2009	132,100	2029
2010	41,600	2030
2011	659,100	2031
2012	552,200	2032
2013	492,600	2033
2014	1,113,200	2034
2015	3,706,800	2035
2016	12,250,200	2036

Total	$18,948,200

As at December 31, 2016 and 2015, respectively, the Company had approximately $18,948,200 and $6,698,000 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 19. SEGMENT REPORTING

The Company has the following three (3) business segments: Retail Pharmacy Services, Remote Care Systems, and Corporate. See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy (1) Segment	Remote Care (2) Segment	Corporate Segment	Consolidated Totals

December 31, 2016
Revenue	$22,701,221	$47,866	$––	$22,749,087
Gross profit	3,538,119	23,024	––	3,561,143
Operating income (loss)	(1,323,163)	(74,985)	(1,748,743)	(3,146,891)
Depreciation and amortization	205,461	3,698	5,035	214,194
Interest expense	226,738	––	691,511	918,249
Impairment loss	4,016,924	––	––	4,016,924
Discount amortization	––	––	5,100,000	5,100,000
Total assets	1,649,393	945,382	29,215	2,623,991
Goodwill	––	785,060	––	785,060
Additions to property and equipment	94,099	––	––	94,099

December 31, 2015
Revenue	$11,579,720	$––	$––	$11,579,720
Gross profit	1,705,476	––	––	1,705,476
Operating income (loss)	(435,771)	––	(826,310)	(1,262,081)
Depreciation and amortization	70,085	––	7,820	77,905
Interest expense	24,194	––	189,727	213,921
Discount amortization	––	––	2,233,741	2,233,741
Total assets	8,130,580	––	26,470	8,157,050
Goodwill	3,887,818	––	––	3,887,818
Additions to property and equipment	7,659	––	––	7,659

(1)Pharmacy Segment commenced August 13, 2015.

(2)Remote Care Systems Segment commenced September 20, 2016

NOTE 20. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2016, and has determined that there have been no events that would require disclosure, except for the following:

The Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, beginning January 1, 2017, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance, and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. The agreement was superseded by a new agreement executed November 30, 2017, which has an effective date of August 1, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, valued at $750,000 and 100% vesting immediately, as well as options granted to purchase 1,000,000 shares of the Company's common stock at a strike price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period., with an initial vesting of 25%.

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

On January 31, 2017, the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. issued a secured promissory note to Parallax Health Sciences, Inc. along with a Pledge and Security Agreement and Note Agreement of the same date, for funding, up to $2,000,000, to be disbursed to RoxSan upon request (the “Principal”).  The note bears interest at a rate of 3% per annum, is for a term of five (5) years, and is secured by all of RoxSan’s unencumbered assets.  Repayment of the Principal is to be made to Parallax in installments of up to $400,000 at the end of year 3; $400,001 up to $1,000,000 by the end of year 4; and the remainder of any unpaid Principal at the end of year 5, along with all accrued interest.

On March 16, 2017, in connection with a certain related party convertible debt in the amount of $250,000 and accrued interest of $7,953, the Company issued 1,228,346 shares of its restricted common stock at a conversion rate of $0.21 per share.  As a result, $256,724 was recorded to paid in capital.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. ("PBH"), a Delaware corporation.

On April 26, 2017, the Company issued a Subordinate Secured Convertible Note in the principal sum of $250,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a strike price of $0.20.  The note is secured by 1,500,000 shares of the Company’s restricted common stock. On April 26, 2018, the Company amended the note in favor of the note holder (the “Holder”) pursuant to a certain Note and Purchase Agreement in the aggregate principal sum of $281,500 (the “Principal Sum”). The note bears interest at rate of 12% per annum, and matures the earlier of: (a) 180 days from the issuance date (the “Maturity Date”); or (b) the date the Company closes a financing in the aggregate of at least $2 Million; or (c) the date the Company closes a financing in the aggregate amount of at least $1 Million (the “Acceleration Date”), in which case fifty percent (50%) of the Principal Sum shall be due on the Acceleration Date, and the remainder of the Principal Sum and all interest shall be due on the Maturity Date; provided, however, in the event the note remains unpaid on the Maturity Date, or (d) the date the Company closes a financing in the aggregate amount of less than $1 Million, an amount equal to twenty-five (25%) of the Principal Sum shall be due on the Acceleration Date, and the remainder of the Principal Sum and all interest shall be due on the Maturity Date; and if, prior to such Maturity Date, no conversion event has occurred, interest shall accrue from the Maturity Date, compounded annually at a rate equal to the 12% per annum. The Holder shall have the right, at its option, to convert the Principal Sum and any accrued interest, in whole or part, into shares of the Company’s common stock at any time on or before the Maturity Date at a conversion price of $0.10 per share. Any shares issued upon conversion of the note shall have piggyback registration rights in accordance with a Piggyback Registration Rights Agreements. The note is secured by all of the Company’s personal property, pursuant to a Security Agreement entered into with the Holder. The Holder was also issued a three-year warrant to purchase shares of the Company’s common stock (the “Warrant Agreement”) at a purchase price of $0.25 per share.  The Warrant Agreement was amended to adjust the purchase price from $0.25 per share to $0.20 per share, and if (i) the Company is not current in its financial reporting requirements with the U.S. Securities and Exchange Commission by August 31, 2018, with a thirty (30) day cure period; or (ii) if the Company does not reach $250,000 in recognizable revenues by the end of the quarter ending September 30, 2018; the purchase price shall be adjusted from $0.20 per share to $0.10 per share.

On May 1, 2017, pursuant to a resolution of the Board of Directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

1. a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock; and

2. a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

3. a royalty agreement, providing for a royalty of 3% of the revenues be paid to ProEventa, up to $25,000,000 in revenues, generated from the intellectual property, and

4.a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

On May 1, 2017, in conjunction with the ProEventa Agreement, the Company entered into a consulting agreement with James Gaynor that, among other things, provides for consideration to Mr. Gaynor as follows:

1.a stock purchase agreement to purchase 500,000 shares of the Company’s common stock at $0.001 per share; and

2.a grant of options to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share, vesting annually over a three (3) year period beginning September 1, 2017.

On May 17, 2017, in connection with the ProEventa Agreement, and related consulting agreement, the Company issued 3,000,000 shares of its restricted common stock. The shares, valued at $720,000, were issued for cash in the amount of $3,000.  As a result, $717,000 was recorded to paid in capital.

On May 8, 2017, the Company issued a Subordinate Secured Convertible Note in the principal sum of $50,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a strike price of $0.20.  The note is secured by 250,000 shares of the Company’s restricted common stock. On May 8, 2018, the Company amended the note in favor of the note holder (the “Holder”) pursuant to a certain Note and Purchase Agreement in the aggregate principal sum of $56,250 (the “Principal Sum”). The note bears interest at rate of 12% per annum, and matures the earlier of: (a) 180 days from the issuance date (the “Maturity Date”); or (b) the date the Company closes a financing in the aggregate of at least $2 Million; or (c) the date the Company closes a financing in the aggregate amount of at least $1 Million (the “Acceleration Date”), in which case fifty percent (50%) of the Principal Sum shall be due on the Acceleration Date, and the remainder of the Principal Sum and all interest shall be due on the Maturity Date; provided, however, in the event the note remains unpaid on the Maturity Date, or (d) the date the Company closes a financing in the aggregate amount of less than $1 Million, an amount equal to twenty-five (25%) of the Principal Sum shall be due on the Acceleration Date, and the remainder of the Principal Sum and all interest shall be due on the Maturity Date; and if, prior to such Maturity Date, no conversion event has occurred, interest shall accrue from the Maturity Date, compounded annually at a rate equal to the 12% per annum. The Holder shall have the right, at its option, to convert the Principal Sum and any accrued interest, in whole or part, into shares of the Company’s common stock at any time on or before the Maturity Date at a conversion price of $0.10 per share. Any shares issued upon conversion of the note shall have piggyback registration rights in accordance with a Piggyback Registration Rights Agreement. The note is secured by all of the Company’s personal property, pursuant to a Security Agreement entered into with the Holder. The Holder was also issued a three-year warrant to purchase shares of the Company’s common stock (the “Warrant Agreement”) at a purchase price of $0.25 per share.  The Warrant Agreement was amended to adjust the purchase price from $0.25 per share to $0.20 per share, and if (i) the Company is not current in its financial reporting requirements with the U.S. Securities and Exchange Commission by August 31, 2018, with a thirty (30) day cure period; or (ii) if the Company does not reach $250,000 in recognizable revenues by the end of the quarter ending September 30, 2018; the purchase price shall be adjusted from $0.20 per share to $0.10 per share.

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

On July 1, 2017, in connection with a certain consulting agreement, the Company granted 1,500,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at of $315,000, of which $78,750 was expensed, and $236,250 was deferred, to be amortized over the next twelve (12) months. As a result, $313,500 was recorded to paid in capital.

On July 6, 2017, the Board of the Company caused the departure of Mr. J. Michael Redmond from his position as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc. Pursuant to the Employment Agreement dated August 1, 2015, Mr. Redmond resigned from the Board of the Company; and its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. and Parallax Health Management, Inc.

On July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. and Parallax Health Management, Inc.

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain funding goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five years, and vest when certain market share prices of the Company’s common stock are met.

On July 21, 2017, in connection with a certain consulting agreement, the Company granted 1,000,000 shares of its restricted common stock to the consultant for services rendered.  The shares were valued at $270,000. As a result, $269,000 was recorded to paid in capital.

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

On September 1, 2017, in connection with certain consulting agreements, the Company granted 250,000 shares of its restricted common stock to the consultants for services to be provided over a twelve (12) month period.  The shares were valued at $50,000, which was deferred, to be amortized over the next twelve (12) months, and $49,750 was recorded to paid in capital.

On September 11, 2017, in connection with a certain related party convertible debt in the amount of $40,000, the Company issued 400,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $39,600 was recorded to paid in capital.

On October 4, 2017, in connection with a certain consulting agreement, the Company granted 200,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $38,000, of which 25% vest immediately, and the remainder vest monthly over the first three (3) months of the agreement.  As  a result, $9,500 was expensed, $28,500 was deferred, to be amortized over three (3) months, and $37,800 was recorded to paid in capital.

On November 14, 2017, the Company suspended the services provided by Dr. Robert Arnot under the Consulting Agreement dated September 25, 2016.

On December 15, 2017, in connection with a certain consulting agreement, the Company granted 500,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $51,250, of which 60% vest immediately, and the remainder vest periodically over the term of the agreement.  As a result, $30,750 was expensed, $20,500 was deferred, to be amortized over the next twelve (12) months, and $50,750 was recorded to paid in capital.  In addition, the consultant was issued 500,000 warrants to purchase shares of the Company’s common stock at a price of $0.15 per share, for a period of three years.  The warrants vest periodically over the term of the agreement.

On December 22, 2017, RoxSan Pharmacy, Inc. terminated its operations and closed the business location in Beverly Hills, CA.

On January 11, 2018, pursuant to a resolution of the Board of Directors, the Company issued 6,000,000 shares of its restricted common stock to certain officers and directors.  The shares were purchased at par, or $0.001 per share, for cash in the amount of $6,000.

On January 20, 2018, the Company completed an equity financing for an aggregate of 6,950,000 shares of the Company’s restricted common stock at a price of $0.0485 per share, for cash in the amount of $337,500.  As a result, $330,550 was recorded to paid in capital.

As of January 25, 2018, the Company issued convertible promissory notes (“Convertible Notes”) to twenty-three (23) accredited investors for financing in the aggregate amount of $746,000.  The Convertible Notes include interest at a rate of 10% per annum, mature in three (3) years, and are convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage at an exercise price of $0.25 per common share.

On January 29, 2018, in connection with a certain consulting agreement, the Company granted 250,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $67,500, of which 25% vest immediately, and the remainder vest periodically over the term of the agreement.  As a result, $16,875 was expensed, $50,625 was deferred, to be amortized over the next twelve (12) months, and $67,250 was recorded to paid in capital.  In addition, the consultant was issued 250,000 warrants to purchase shares of the Company’s common stock at a price of $0.25 per share, for a period of three years.  The warrants vest periodically over the term of the agreement.

On February 27, 2018, in connection with certain convertible debt in the amount of $45,000 and accrued interest of $2,610, the Company issued 476,100 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $47,638 was recorded to paid in capital.

In February 2018, the Company issued three Senior Secured Convertible Notes (the “CV Note(s)”) in the aggregate principal sum of $220,000. Two (2) of the CV Notes in the aggregate principal sum of $145,000 bear interest at a rate of twelve percent (12%) for ninety (90) days, or $17,400. The CV Note in the principal sum of $75,000 bears interest at a rate of four percent (4%) for thirty (30) days, or $3,000. In addition to interest, the note holders were issued an aggregate of 440,000 shares of the Company’s restricted common stock, valued at $44,000. As a result, $43,560 was recorded to paid in capital. The CV Notes have been extended to mature July 15, 2018.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties including more than $1 million owed to the Company.

On June 4, 2018, Mr. Anand Kumar resigned as a member of the Board of Directors.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeds him; to serve as a member of the Board of Directors until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On June 18, 2018, the Company issued 12% senior secured convertible promissory notes (the “Notes”) to four accredited investors (the “Holders”) in the aggregate principal sum of $600,000 (the “Principal Sum”), pursuant to certain note and purchase agreements (the “Note and Purchase Agreements”). The Notes bear interest at rate of 12% per annum, and mature the earlier of: (a) 180 days from the issuance date (the “Maturity Date”); or (b) the date the Company closes a financing in the aggregate of at least $2 Million; or (c) the date the Company closes a financing in the aggregate amount of at least $1 Million (the “Acceleration Date”), in which case fifty percent (50%) of the Principal Sum shall be due on the Acceleration Date, and the remainder of the Principal Sum and all interest shall be due on the Maturity Date; provided, however, in the event the Notes remain unpaid on the Maturity Date, or (d) the date the Company closes a financing in the aggregate amount of less than $1 Million, an amount equal to twenty-five (25%) of the Principal Sum shall be due on the Acceleration Date, and the remainder of the Principal Sum and all interest shall be due on the Maturity Date; and if, prior to such Maturity Date, no conversion event has occurred, interest shall accrue from the Maturity Date, compounded annually at a rate equal to the 12% per annum. The Holders shall have the right, at their option, to convert the Principal Sum and any accrued interest, in whole or part, into shares of the Company’s common stock at any time on or before the Maturity Date at a conversion price of $0.10 per share. Any shares issued upon conversion of the Notes shall have piggyback registration rights in accordance with the Piggyback Registration Rights Agreements. The Notes are secured by all of the Company’s personal property, pursuant to Security Agreements entered into with the Holders. The Holders were also each issued a three-year warrant to purchase shares of the Company’s common stock (the “Warrant Agreements”) at a purchase price of $0.25 per share. The Note and Purchase Agreements were amended to increase the amount of the offering from $450,000 to $600,000. The Warrant Agreements were also amended to adjust the purchase price from $0.25 per share to $0.20 per share, and if (i) the Company is not current in its financial reporting requirements with the U.S. Securities and Exchange Commission by August 31, 2018, with a thirty (30) day cure period; or (ii) if the Company does not reach $250,000 in recognizable revenues by the end of the quarter ending September 30, 2018; the purchase price shall be adjusted from $0.20 per share to $0.10 per share.

Legal Matters:

Dispute with Former Owner of RoxSan

In October 2015, shortly following the Company's acquisition of RoxSan, Shahla Melamed (“Melamed”), initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702.

In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015 Purchase Agreement. During the proceedings, Melamed also contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed on behalf of the Company.  As a result, the Court split the action into two separate rulings: (1) Rescission Phase and (2) Accounting Phase.

●Action No. SC 124873-Rescission Phase:

In the Matter, action no. SC 124873, rescission was sought by Melamed on the basis that, allegedly, in order to acquire the Pharmacy, the Company and its principals had allegedly defrauded Melamed, there had allegedly been a complete failure of consideration, and a unilateral mistake was allegedly made on the part of Melamed.  Subsequently filed pleadings by the Company and RoxSan in action no. SC 124873 allege, among other things, that Melamed misrepresented the true earnings and source of income for the pharmacy business and had engaged in a fraudulent and illegal scheme to ship medications to states where her pharmacy was not licensed prior to the sale of the Pharmacy.

Final Ruling:  On March 17, 2017, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed. The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

●Action No. SC 124873-Accounting Phase:

In the Matter, action No. SC 124873, Melamed contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed post-Closing.  An accounting was presented by Melamed’s expert, BDO Seidman (“BDO”), alleging that the Company owed Melamed in excess of $500,000.  The Company disputed this vigorously and prepared a 400+ page analysis (the “Analysis Report”) of the BDO reconciliation report.  The Analysis Report identified errors in the BDO report in excess of $900,000 and found that Melamed owed the Company over $400,000.  Melamed argued the findings in the Analysis Report. Consequently, due to the complexities of the accountings, the Court ordered a third-party adjudicator with an accounting background to review both the BDO report and the Company’s Analysis Report.

Draft Ruling: On July 24, 2017, in the Matter, action No. SC124873, the Company was notified that the results of the reconciliation review performed by third-party adjudicator were in favor of the Company in the amount of $412,948.  Melamed objected to the adjudicator’s findings, and a final hearing was held in January 2018.  A final judgment is pending for the Court’s decision on the exact monies owed by Melamed to the Company.

●Action No. SC125702:

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, and the Company’s termination of Melamed’s employment agreement. The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings. A trial date is currently set for July 2018.

●Action No. SC 124898:

The Company has initiated legal action against Melamed and filed a complaint, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, et al. v. Shahla Melamed, et al.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business. A trial date is currently set for July 2018.

As part of the Company’s pleadings to the courts, the Company has presented the following matters:

●Purchase Price Dispute

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

●Control of Funds Dispute / US Postal Interreference:

For a period of time immediately after the closing of the Acquisition, the Melamed would not relinquish control of the Pharmacy's bank accounts, and collected the Pharmacy's incoming cash revenues, refusing to transfer the funds to the new ownership. Furthermore, when the Company attempted to change the corporate records and signatories on the existing bank accounts, the former owner disputed the changes, resulting in approximately $180,000 in corporate funds being frozen and held for adjudication. During this period, the Company was forced to request that the former owner pay the Pharmacy's operating expenses. At no time after the Company opened new accounts did the former owner cooperate with the transference or willingly relinquish control of the Pharmacy's operating cash flow or incoming cash revenues.

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

Disputes with Former Executives

●Action No. CV2017-052804

On March 9, 2017, Dave Engert former Executive Chairman and director of the Company filed a lawsuit in Arizona and then on or about May 5, 2017, Mr. Engert, changed the venue and filed suit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action, and on October 23, 2017, filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims include possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

●Action No. BC700070

On March 28, 2018, Mr. J. Michael Redmond filed a lawsuit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000. The Company intends to vigorously defend against this action. There are counterclaims that include possible fraud and negligence committed by Mr. Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

Disputes with Creditors/Vendors

●Action No. SC127712

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

There are five (5) legal matters currently pending at this time.

*    *    *    *    *

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)Withdrawal of Independent Certifying Accountant

Effective November 29, 2017, Dave Banerjee, CPA (“Banerjee”) will no longer act as the Company’s independent registered public accounting firm.

The reports of Banerjee regarding the Company’s financial statements for the fiscal year ended December 31, 2015 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Banerjee on the Company’s financial statements for fiscal years ended December 31, 2015 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2015, and during the period from January 1, 2016 to November 29, 2017, the date of withdrawal, (i) there were no disagreements with Banerjee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Banerjee would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Banerjee with a copy of the foregoing disclosures and requested that Banerjee furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is Exhibit 16.8 to the Current Report on Form 8-K. filed on December 13, 2017.

(b)Engagement of Independent Certifying Accountant

Effective December 11, 2017, the Company engaged Freedman & Goldberg, CPA’s (“F&G”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2016 and 2017.

During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of F&G, the Company (a) has not engaged F&G as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with F&G regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by F&G concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.CONTROLS AND PROCEDURES

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

As of December 31, 2016, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2016:

Name	Position(s) Held	Age	Date first Elected or Appointed
J. Michael Redmond	President, Chief Executive Officer, Director (Former)	56	November 1, 2012
Calli R. Bucci	Chief Financial Officer Corporate Secretary	51	November 1, 2012 March 31, 2014
Dave Engert	Director (Former) Executive Chairman (Former)	63	November 1, 2012 October 15, 2015
Dr. Jorn Gorlach	Director (Former)	54	November 1, 2012
Anand Kumar	Director (Former)	74	November 1, 2012
E. William Withrow Jr.	Director	78	November 1, 2012

The following table represents the directors and executive officers of the Company as of the date of the filing of this Annual Report:

Name	Position(s) Held	Age	Date first Elected or Appointed
Paul R. Arena	President, Chief Executive Officer, Director	60	July 7, 2017
Calli R. Bucci	Chief Financial Officer Corporate Secretary Director	53	November 1, 2012 March 31, 2014 December 29, 2016
John L. Ogden	Director	64	December 29, 2016
E. William Withrow Jr.	Director	79	November 1, 2012
Nathaniel T. Bradley	Director	42	June 4, 2018

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

On October 15, 2015, Mr. Edward W. Withrow III resigned as chairman and member of the board of directors.  This resignation did not involve any disagreement with the Company.  Mr. David M. Engert succeeded him; and served as Executive Chairman until a shareholder meeting representing over 50% of the Company's shareholders was held on December 29, 2016, wherein Mr. Engert was not re-elected.

On December 29, 2016, Mr. John L. Ogden and Ms. Calli R. Bucci were elected to serve as members of the Company's board of directors.

On April 6, 2017, the Board elected Mr. J. Michael Redmond as Chairman, to serve until the Company’s next meeting, in accordance with the Company's bylaws, or a resignation is duly tendered.

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

On June 4, 2018, Mr. Anand Kumar resigned as a member of the board of directors.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeds him; to serve as a member of the board of directors until the next annual meeting of the shareholders and/or until his successor is duly appointed.

Background and Business Experience

Paul R. Arena – President, Chief Executive Officer, Director

Mr. Paul R. Arena, age 60, has over thirty years of executive management experience and has held senior executive positions in a number of publicly traded companies.

Mr. Arena has served as a director and as the Company’s President and Chief Executive Officer since July 2017.  Mr. Arena has held the position of Chief Executive Officer of Intellectual Property Network, LLC from April 2017 to present, and is a shareholder.  From May 2016 to present, Mr. Arena founded and is a beneficial owner of ArenaLife, LLC and from March 1991 to present, Mr. Arena has held the positions of Chairman of the Board, Chief Executive Officer, President and owner of AIM Group, Inc.

Previously, from March 2013 through January 2014 he was a Senior Managing Director of AudioEye, Inc. and then became Executive Chairman from January 2014 through March 2015. From June 2010 to December 2012, he held various executive positions including Chairman of the Board, Chief Executive Officer, Principal Financial Officer of Augme Technologies, Inc. and Hipcricket, Inc. subsidiary.  From February 2002 to March 2010, Mr. Arena held various executive positions including Chairman of the Board, Chief Executive Officer, Principal Financial Officer and founder of Geos Communications (formerly i2 Telecom International) and its subsidiaries.  Mr. Arena served in various executive capacities including Chairman of the Board, Chief Executive Officer, President and founder of Cereus Technology Partners, Inc. and its subsidiaries, from May 1991 to April 2000.

The Company believes Mr. Arena is qualified to be the Company’s President, CEO, and director because of his extensive senior executive experience in a multitude of different technology hardware and service markets.

Calli R. Bucci – Chief Financial Officer, Corporate Secretary, Director

Ms. Bucci has over 30 years’ experience in the field of finance and business management.  Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007 to January 2010, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes.

In addition to her public accounting background, Ms. Bucci held the position of Manager/Senior Accountant at Gelfand, Rennert & Feldman, a division of PriceWaterhouseCoopers, from April 1993 to August 1999, where she was responsible for all financial transactions for high net worth clientele, was liaison for annual audits, general ledger reviews and annual tax preparation.

Ms. Bucci held the position of Director of Accounting and Contract Administration at Intercontinental Releasing Corporation (IRC), a Los Angeles based Motion Picture Distribution Company, from April 1989 to April 1993.  Ms. Bucci was responsible for all functions within the company’s accounting department, from financial statements and forecasting, to annual audits and corporate taxes. During her tenure with IRC, Ms. Bucci also designed and implemented a custom computerized availabilities system for the film rights of over 35 film properties distributed to foreign territories throughout the world. She was also responsible for the administration and facilitation of all client contracts, dealing heavily in foreign currencies and international import regulations.

Ms. Bucci concurrently holds the position of Chief Financial Officer of PearTrack Security Systems, Inc., a Nevada corporation.

Ms. Bucci attended the University of California at Berkley, majoring in Accounting.

The Company believes Ms. Bucci is qualified to be the Company’s Chief Financial Officer, Secretary and director because of her knowledge of and extensive experience in a multitude of different capacities in corporate finance, business affairs, and public markets.

E. William Withrow Jr. – Director

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

The Company believes Mr. Withrow Jr. is qualified to be a director of the Company because of his extensive experience in financial consulting and strategic business development.

John L. Ogden – Director

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

The Company believes Mr. Ogden is qualified to be a director of the Company because of his extensive experience in corporate finance and strategic business development.

Nathaniel T. Bradley – Director, Chief Technology Officer

Mr. Bradley has served as the Company’s Chief Technology Officer since January 2016 and as the President of the Company’s wholly-owned subsidiary, Parallax Health Management, Inc. (fka Qolpom, Inc.), since the founding of the company in 2014. He is also has served as the Chief Technology Officer and Chief Product Officer of Montecito BioSciences, Ltd. from 2011 to present. Mr. Bradley is also founder of Bradley Brothers, LLC and Intellectual Property Network, Inc. both formed in 2012. Mr. Bradley previously served as a director of AudioEye, Inc. from the company’s founding in 2005 to 2015, and as Chief Executive Officer and President between 2007 and 2015. Mr. Bradley is a recognized pioneer and active expert in the new media Internet technology sector. He is the named inventor of several Internet technology patents and patents pending with the U.S. Patent and Trademark Office. Over the past decade, Mr. Bradley has been involved in the invention, reduction to practice, commercial licensing, and enforcement of foundational Internet and mobile technology patents. Prior to AudioEye, Mr. Bradley was Chairman of the Board of Modavox® from 2006 to 2013, which became Augme Technolodies, Inc. owner of Hipcricket, Inc. where he was Chief Technology Officer.  Mr. Bradley was also founder and Managing Member of Kino Digital, Kino Communications and Kino Interactive.

The Company believes Mr. Bradley is qualified to be a director of the Company because of his extensive experience in strategic business development, intellectual properties and inventive technologies.

Former Officers and Directors

J. Michael Redmond – former President, Chief Executive Officer, Chairman

Mr. Redmond has over twenty-five years of experience in the medical device and biotech markets.

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

Mr. Redmond earned a Bachelor of Arts degree from Denison University in 1983.

Dr. Jorn Gorlach – former Director

Dr. Jorn Gorlach has over twenty years of experience in the bio-medical field. In 2001, Dr. Gorlach co-founded AAvantgarde, a management consulting firm focused on the development and support of start-up companies. Since the inception of AAvantgarde in 2001, Dr. Gorlach has also served as one of its directors.  As a co-founder and director of AAvantgarde, Dr. Gorlach is responsible for management consulting, licensing, and general operations. Since 2006, Dr. Gorlach has also served as a co-founder and director of Montecito BioSciences, Ltd., a diagnostics and testing company with proprietary technology for point-of-care diagnostics, testing, and data communication.  Dr. Gorlach, in his role as co-founder and director, is responsible for developing and implementing the business plan of the company.

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

Dr. Gorlach has a Bachelor of Science Degree in Chemistry and Biology as well as a Bachelor of Science Degree in Biochemistry from the University of Hannover.  In 1991, Dr. Gorlach obtained a Master in Science from the University of Hannover in Biochemistry.  In 1994, Dr. Gorlach received a Ph.D. in Molecular Biology from ETH Zurich, and in 2000, received an MBA from the Kenan-Flagler Business School at the University of North Carolina-Chapel Hill.

Anand Kumar – former Director

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

Dave Engert – former Executive Chairman and Director

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

Identification of Significant Consultants

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

Involvement in Certain Legal Proceedings

On March 9, 2017, Mr. Dave Engert filed a lawsuit in Arizona and then later changed the venue to Federal Court in Southern California claiming, among other issues, that monies are owed to him under his Consulting Agreement and that his termination was without cause.  The Company is in disagreement with the position and claims made by Mr. Engert, and as such has counter claimed against Mr. Engert asserting that the Company intends to vigorously defend its position.

On October 23, 2017, the Company filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims include possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

On March 28, 2018, Mr. J. Michael Redmond filed a lawsuit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action. There are counterclaims that include possible fraud and negligence committed by Mr. Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.

On May 14, 2018, pursuant to a unanimous resolution of the Company’s Board of Directors and the Board of Directors of RoxSan Pharmacy, Inc. (“RoxSan”), RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties including more than $1 million owed to the Company.

Except as disclosed above, the Company’s directors, executive officers and control persons, have not been involved in any of the following events during the past five years:

1.any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2016, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2016, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2016, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2016 and 2015.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Award	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)	($)	($)		($)
J. Michael Redmond Former President, CEO, Chairman	2016	305,961	None	None	32,067	[2]	None	None	6,250	[5]	344,278
	2015	124,669	20,000	None	12.025	[2]	None	None	138,462	[1]	295,156
Dave Engert Former Executive Chairman	2016	90,000	None	None	14,513	[3]	None	None	90,000	[3]	194,513
	2015	30,000	5,000	None	9,675	[3]	None	None	15,000	[3]	59,675
Calli R. Bucci Chief Financial Officer, Secretary	2016	176,532	None	None	24,050	[4]	None	None	60,000	[6]	260,582
	2015	73,427	15,000	None	9,019	[4]	None	None	60,000	[6]	157,446
Edward W. Withrow III Former Executive Chairman	2016	240,000	None	None	None		None	None	None		240,000
	2015	55,551	20,000	None	None		None	None	135,000 4,449	[1] [5]	215,000

[1]

Compensation accrued and deferred until the Company reaches certain funding goals.  Convertible promissory note(s) issued by Company for unpaid compensation plus interest of 5%-7%, with conversion feature at $0.10 per share.

[2]	Pursuant to Employment Agreement effective August 13, 2015, 2,000,000 options were granted, of which 250,000 vested during 2015, valued at $12,025 and 666,667 vested during 2016, valued at $32,067.
[3]

Pursuant to Consulting Agreement effective October 1, 2015, and Option Agreement dated October 5, 2015, a total of 750,000 options were granted, of which 187,500 vested during 2015, valued at $9,675, and 281,250 vested during 2016, valued at $14,513.

[4]	Pursuant to Employment Agreement effective August 13, 2015, 1,500,000 options were granted, of which 187,500 vested during 2015, valued at $9,019, and 500,000 vested during 2016, valued at $24,050.
[5]	Compensation payable at December 31, 2016.
[6]	Compensation accrued and deferred until the Company reaches certain funding goals.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On August 13, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into an Employment Agreement with J. Michael Redmond, its newly appointed President and Chief Executive Officer. The agreement replaces the 2010 agreement above, and any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provides for options granted to purchase for 2,000,000 shares of the Company's common stock at a strike price of $0.05 per share.  The options are for a period of five (5) years, and vest quarterly over a three (3) year period. On July 6, 2017, the Company terminated the agreement and caused the removal of Mr. Redmond, and on July 7, 2017 appointed Mr. Paul R. Arena as new President and Chief Executive Officer (see below).

On August 13, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into an Employment Agreement with its newly appointed Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On October 1, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Dave Engert, former Executive Chairman of the board of directors.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $15,000 and customary expense allowances.  In addition, the agreement provides for options granted to purchase 500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over three (3) year period.

On October 2, 2015, the Company through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain funding goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five years, and vest when certain market share prices of the Company’s common stock are met.

The Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, beginning January 1, 2017, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance, and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. The agreement was superseded by a new agreement executed November 30, 2017, which has an effective date of August 1, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, valued at $750,000 and 100% vesting immediately, as well as options granted to purchase 1,000,000 shares of the Company's common stock at a strike price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period., with an initial vesting of 25%.

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

Equity Compensation Plan

In 2015, the Company adopted and approved the 2015 Incentive Compensation Plan ("the 2015 Plan"), wherein ten million (10,000,000) restricted shares of common stock were reserved for issuance. The 2015 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2015 Plan is currently administered by the Company's board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As of December 31, 2016, the Company has granted options to purchase a total of 7,600,000 shares. In connection with the options granted, a total of $379,910 was recorded as deferred compensation, and is being amortized over a 36-month vesting period.

In 2016, the Company adopted and approved the 2016 Incentive Compensation Plan ("the 2016 Plan"), wherein ten million (10,000,000) restricted shares of common stock were reserved for issuance. The 2016 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2016 Plan is currently administered by the Company's board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As of December 31, 2016, the Company has granted options to purchase a total of 2,160,000 shares. In connection with the options granted, a total of $65,040 was recorded as deferred compensation, and is being amortized over a 36-month vesting period.

Stock Options/SAR Grants

On August 13, 2015, in connection with certain executive employment agreements, the Company granted its officers options to purchase an aggregate of 3,500,000 shares of the Company's restricted common stock at a strike price of $0.05.  The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

In October 2015, pursuant to a resolution of the board of directors, four (4) of the Company's board members were granted incentive options to purchase an aggregate of 2,250,000 shares of the Company' restricted common stock at a strike price of $0.05.  The options are for a period of five (5) years, vesting annually over a two (2) year period.

There were no other stock options granted to directors and officers during the years ended December 31, 2016 or 2015.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended December 31, 2016 or 2015, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

	Total Number of	Number of Options		Number of Options	Exercise	Expiration
Name	Options Granted	Vested / Exercisable		Non-Exercisable	Price	Date
J. Michael Redmond	1,375,000	1,375,000		––	$0.10	10/31/2020
	2,000,000	2,000,000	[1]	––	$0.05	08/13/2020
Calli R. Bucci	1,500,000	687,500		812,500	$0.05	08/13/2020
John L. Ogden	500,000	312,500		187,500	$0.05	10/05/2020
Edward W. Withrow Jr.	750,000	468,750		281,250	$0.05	10/05/2020
Anand Kumar	250,000	156,250		93,750	$0.05	10/05/2020
Dave Engert	750,000	750,000	[1]	––	$0.05	10/05/2020
Employees	2,010,000	801,111		1,208.889	$0.05	10/01/2020
	1,000,000	343,750		656,250	$0.05	09/20/2018
Consultants	250,000	109,375		140,625	$0.10	07/21/2021
	250,000	109,375		140,625	$0.25	07/21/2021
	250,000	109,375		140,625	$0.35	07/21/2021
	250,000	109,375		140,625	$0.60	07/21/2021
Total Outstanding	11,135,000	7,332,361		3,802,639

[1] The exercisability of these options is under review by the Board and legal counsel.

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

Pension, Retirement or Similar Benefit Plans

On June 1, 2016, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc. (the “Plan Sponsor”), adopted the RoxSan Pharmacy Inc. Profit Sharing Plan (the “Plan”).  The Plan is available to all RoxSan employees employed over three (3) months. Participants may make voluntary contributions, subject to plan limitations.  The Plan Sponsor provides matching contributions up to 4%, subject to plan limitations.  All contributions vest immediately.  For the year ended December 31, 2016, the Plan Sponsor contributed $37,715 to the Plan. As of December 31, 2016, contributions in the amount of $10,822 are payable.

In June 2018, the Company terminated the Plan and as such has no further financial obligations.

As of December 31, 2016, the Company had no other pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control the Company. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Montecito BioSciences, Ltd. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	38,156,227	[2]	27.22%
Edward W. Withrow III 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	7,631,245	[2] [4] [5]	5.44%
Withrow Sinclair & Co. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,721,900	[4]	4.08%
M. Katsuka Sandoval 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	5,000,000	[5]	3.57%
AvanteGarde LLC 3194 Quarry Road Manchester, NJ 08759	4,960,310	[3]	3.54%
Jorn & Jennifer Gorlach 3194 Quarry Road Manchester, NJ 08759	4,587,747	[3]	3.27%
Calli R. Bucci 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	6,381,562 1,312,500	[7]	4.55% ESOP/ICP
Paul R. Arena 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,000,000 1,250,000	[6] [6]	3.57% ESOP/ICP
Nathaniel T. Bradley 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,228,346 1,000,000	[8] [9]	3.73% ESOP/ICP
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	1,034,187 750,000	[10]	0.74% ESOP/ICP
John L. Ogden Two Riverway, Suite 1710 Houston, TX 77056	2,316,964 500,000	[10]	1.65% ESOP/ICP
Anand Kumar 2901 Dorian Drive Oakton, VA 22124	250,000	[10]	ESOP/ICP
Total	86,009,488		61.36%
	5,062,500		ESOP/ICP

[1]Based upon 140,163,160 shares issued and outstanding at May 31,2018. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]5% shareholder Montecito BioSciences Ltd. controlled by Edward W. Withrow III, 5% shareholder (47.7%) and Dr. Jorn Gorlach (25%)

[3]5% shareholder Avantgarde LLC controlled by to Dr. Jorn Gorlach

[4]5% shareholder Withrow Sinclair & Co. controlled by to Edward W. Withrow III, 5% shareholder

[5]5% shareholder M. Katsuka Sandoval by marriage to Edward W. Withrow III

[6]Per Employment Agreement dated July 7, 2017, restricted stock award of 10,000,000 common shares and 5,000,000 stock options, of which 5,000,000 and 1,250,000, respectively, were vested as of the date of filing of this report.

[7]Per Employment Agreement dated August 13, 2015, 1,500,000 stock options granted, of which 1,312,500 were vested as of the date of filing of this report (see Outstanding Equity Awards above).

[8]Shares held by Bradley Bros, LLC, controlled by Nathaniel T. Bradley, director.

[9]Per Employment Agreement dated August 1, 2017, 1,000,000 stock options granted, of which 500,000 were vested as of the date of the filing of this report.

[10]Stok options fully vested as of the date of filing of this report (see Outstanding Equity Awards above).

Directors and officers as a group (5 shareholders)	19,961,059	14.24%
More than 5% ownership (6 shareholders)	66,048,429	47.12%
Total	86,009,488	61.36%

Changes in Control

The Company is unaware of any contract or other arrangement or provisions of its Articles or Bylaws the operation of which may at a subsequent date result in a change of control of the Company. There are not any provisions in its Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of its company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2016, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Montecito BioSciences, Ltd. (“MBS”) is a beneficial ownership shareholder of the Company.  The President of MBS is also a beneficial shareholder.

Dr. Jorn Gorlach, a beneficial ownership shareholder of MBS, is also a beneficial ownership shareholder of the Company.

Withrow Sinclair & Company (“Withrow Sinclair”) is a beneficial ownership shareholder of the Company.  The President of Withrow Sinclair is also a beneficial shareholder.

As of December 31, 2016, Huntington Chase Financial Group, whose principal is a beneficial shareholder of the Company, holds 399,732 shares of Series A preferred stock.  Each Preferred share is convertible into twenty (20) common shares at an average price of $0.27518 per share, for a total of 7,994,638 common shares, if converted. Dividends are payable semi-annually at a rate of 7% per annum, to be paid in cash or in kind, at the option of the Company.

As of December 31, 2016, Hamburg Investment Company, LLC, whose principal is a beneficial shareholder of the Company, holds 363,393 shares of Series A preferred stock.  Each Preferred share is convertible into twenty (20) common shares at a price of $0.27518 per share, for a total of 7,267,853 common shares, if converted. Dividends are payable semi-annually at a rate of 7% per annum, to be paid in cash or in kind, at the option of the Company.

On January 23, 2017, the Company issued 30,000 shares of its Series B Preferred Stock at $5.00 per share to Hamburg Investment Company, LLC, for cash in the amount of $150,000. Each Preferred share is convertible into twenty (20) common shares at a price of $0.25 per share, for a total of 600,000 common shares, if converted.  The subscription includes 50% warrant coverage for a period of two (2) years, to purchase 300,000 shares of the Company's common stock at a price of $0.75 per share. Dividends are payable semi-annually at a rate of 10% per annum, to be paid in cash or in kind, at the option of the Company.

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,357,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 12.5% per annum, mature between December 31, 2015 and July 31, 2017, and contain repayment provisions to convert the debt into common stock of the Company at a strike price of between $0.10 to $0.21. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $474,394 was classified as discounts on the notes.  As of December 31, 2016, the discount was fully expensed.  During the year ended December 31, 2016, interest in the amount of $63,686 was expensed, of which $35,130 was paid to the note holders in cash.  As of December 31, 2016, a total of $136,453 in interest has been accrued.

The Company, through its wholly-owned subsidiary, RoxSan, issued two promissory notes to J. Michael Redmond in the principal sum of $197,000, for cash loans made to RoxSan for overhead requirements during the year ended December 31, 2016.  The notes bear interest at a rate of 5% per annum and mature October 14, 2016 and November 29, 2016.  During 2016, principal reductions were made in the aggregate of $12,000, and the remaining principal balance at December 31, 2016 is $185,000. During the year ended December 31, 2016, interest in the amount of $2,573 was expensed.  As of December 31, 2016, a total of $2,573 in interest has been accrued.

On August 13, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into an Employment Agreement with its former President and Chief Executive Officer. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and included annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provided for options granted to purchase for 2,000,000 shares of the Company's common stock at a strike price of $0.05 per share.  The options are for a period of five (5) years, and vest quarterly over a three (3) year period. Effective July 7, 2017, the Board of the Company has caused the departure of the former President and Chief Executive Officer of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc. Pursuant to the Employment Agreement dated August 1, 2015, a resignation from the Board of the Company and its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. and Parallax Health Management, Inc. was tendered automatically.

On August 13, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into an Employment Agreement with its newly appointed Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On October 1, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Dave Engert, former Executive Chairman of the board of directors.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $15,000 and customary expense allowances.  In addition, the agreement provides for options granted to purchase 500,000 shares of the Company's common stock at a strike price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over three (3) year period. On December 29, 2016, in accordance with the Company's by-laws, a meeting of shareholders representing over fifty percent (50%) of the Company's issued and outstanding shares, was held, wherein a vote was taken to elect and re-elect the Company's Board members. During this meeting, Mr. Engert was not re-elected.

On October 2, 2015, the Company through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arenas will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain funding goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five years, and vest when certain market share prices of the Company’s common stock are met.

As at December 31, 2016, related parties are due a total of $1,782,334, consisting of $198,700 in accrued compensation owed to officers; $41,380 in cash advances to the Company from officers and beneficial owners for operating expenses; and $1,542,254 in related party notes payable, of which $1,357,254 contain conversion features.

During the year ended December 31, 2016, interest on related party notes payable in the amount of $66,259 was expensed. As of December 31, 2016, a total of $136,453 in interest has been accrued.

Director Independence

For purposes of determining director independence, the Company have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCQB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Dave Engert, J. Michael Redmond, Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley are not independent directors of the Company.

ITEM 14.PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$160,000	$24,000
Audit Related Fees	0	46
Tax Fees	0	0
All Other Fees (acquisition-related audit fees)	0	15,000
Total	$160,000	$39,046

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2011 Equity Incentive Plan dated March 26, 2011	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.2	Sample Stock Option Agreement	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.3	Sample Stock Award Agreement for Stock Units	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.4	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on March 31, 2011 as part of the Company’s Current Report on Form 8-K.
4.5	2010 Employee Stock Option Plan of Parallax Diagnostics, Inc, dated October 1, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.6	Sample Stock Option Agreement	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
4.7*	2015 Incentive Compensation Plan	Filed herewith.
4.8*	2016 Incentive Compensation Plan	Filed herewith.
4.9	Form of 12% Senior Secured Convertible Note dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
4.10	Form of Security Agreement dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
4.11	Form of Piggyback Registration Rights Agreement dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
(10)	Material Contracts
10.1	Second Amendment to Joint Venture Agreement between the Company and Federated Energy Corporation dated September 15, 2009	Filed with the SEC on September 19, 2009 as part of the Company’s Current Report on Form 8-K.
10.2	Farmount Agreement between the Company and Togs Energy, Inc. and M-C Production & Drilling Co, Inc. dated July 21, 2009	Filed with the SEC on July 23, 2009 as part of the Company’s Current Report on Form 8-K.
10.3	Convertible Promissory Note to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.4	Common Stock Purchase Warrant to Regal Capital Development, Inc. dated August 25, 2009	Filed with the SEC on September 4, 2009 as part of the Company’s Current Report on Form 8-K.
10.5	Settlement Agreement between the Company and Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.6	Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on July 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.7	Amended Promissory Note to Regal Capital Development, Inc. dated September 11, 2010	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
10.8	Settlement Agreement between the Company and Andrew I. Telsey, P.C., dated August 3, 2010	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.10	Promissory Note to Regal Capital Development, Inc. dated September 17, 2010	Filed with the SEC on October 21, 2010 as part of the Company’s Current Report on Form 8-K.
10.12	Promissory Note to Regal Capital Development, Inc. dated November 23, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.13	Amendment to Employment Agreement between the Company and Alfonso Knoll dated November 17, 2010	Filed with the SEC on November 30, 2010 as part of the Company’s Current Report on Form 8-K.
10.14	Consulting Agreement between the Company and The Musser Group, LLC dated February 21, 2011	Filed with the SEC on February 25, 2011 as part of the Company’s Current Report on Form 8-K.
10.15	Promissory Note to Marans Invest & Finance S.A. dated April 8, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.16	Promissory Note to Rast Trade Corp. dated April 21, 2011	Filed with the SEC on August 22, 2011 as part of the Company’s Quarterly Report on Form 10-Q.
10.19	Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.20	License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.21	Modification to the Assignment of Intellectual Property between Roth Kline, Inc. and Montecito BioSciences, Ltd.	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.22	Modification to the License of Intellectual Property between Roth Kline Inc. and Montecito BioSciences, Ltd. dated September 10, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.23	Employment Agreement between Roth Kline, Inc. and Michael Redmond dated November 15, 2010	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.24	Development and Supply Agreement between Parallax Diagnostics, Inc. and Corder Engineering, LLC dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.25	Supply Agreement between Parallax Diagnostics, Inc. and Meyer Stevens Group, Inc. dated July 1, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.26	Consulting Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC dated January 2, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.28	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Hamburg Investment Company, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.29	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated June 17, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.30	Convertible Preferred Purchase Agreement between Parallax Diagnostics, Inc. and Huntington Chase Financial Group, LLC, dated September 30, 2011	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
10.31	Consulting Agreement between Endeavor Power Corporation and Capital Group Communications, Inc. dated January 10, 2013	Filed with the SEC on May 15, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
10.32	Employment Agreement between Parallax Health Sciences, Inc., RoxSan Pharmacy, and Shahla Melamed dated August 13, 2015	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
10.33	Assignment Agreement between La Frontera Community Solutions, Inc. and QOLPOM, Inc. dated August 25, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.34	License Royalty Agreement between La Frontera Community Solutions, Inc. and QOLPOM, Inc. dated August 29, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 27, 2017 as part of the Company's Annual Report on Form 10-K.
10.37	Form Note and Purchase Agreement dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
10.38	Form Amendment to Note Purchase Agreement and Note dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
10.39	Form of Warrant Agreement dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
10.40	Form of Amendment to Warrant Agreement dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
(14)	Code of Ethics
14.1	Code of Ethics	Filed with the SEC on April 14, 2011 as part of the Company’s Annual Report on Form 10-K.
(16)	Letter Re Change in Certifying Accountant
16.8	Letter from Dave Banerjee, CPA dated December 12, 2017	Filed with the SEC on December 13, 2017 as part of the Company’s Current Report on Form 8-K
(23)	Consent Letters
23.3	Letter from Seale & Beers, CPA's dated July 20, 2017	Filed with the SEC on July 27, 2017 as part of the Company's Annual Report on Form 10-K.
23.4	Letter from Dave Banerjee, CPA's dated July 25, 2017	Filed with the SEC on July 27, 2017 as part of the Company's Annual Report on Form 10-K.
23.5*	Letter from Dave Banerjee, CPA's dated July 5, 2018	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Other Documents
99.2	Patent Report issued by Marathon Patent Group on April 1, 2013	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Filed herewith.

**Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLAX HEALTH SCIENCES, INC.

Dated: July 10, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: July 10, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 10, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: July 10, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer, Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 10, 2018	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: July 10, 2018	/s/ John L. Ogden
John L. Ogden
Director

Dated: July 10, 2018	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director