Form 10-Q
period 2017-03-31
PARALLAX HEALTH SCIENCES, INC.
filed 2018-08-27
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

147,685,660 common shares issued and outstanding as of August 20, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016, on Form 10-K, as filed with the Securities and Exchange Commission on July 11, 2018.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,799	$63,363
Accounts receivable, net	513,375	765,785
Rebates receivable	68,070	72,030
Inventories	274,185	410,148
Employee advances	7,500	11,002
Prepaid expenses	81,447	92,865
Total current assets	974,376	1,415,193

Loans receivable-long-term	169,902	169,902
Property and equipment, net	32,021	39,359
Intangible assets, net	169,322	191,727
Goodwill	785,060	785,060
Deposits	22,750	22,750

TOTAL ASSETS	$2,153,431	$2,623,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,725,735	$3,974,351
Pension plan contribution payables	2,362	10,822
Note payable, related party	185,000	185,000
Related party payables	344,016	240,080
Total current liabilities	5,257,113	4,410,253

Long term liabilities
License fees payable, net of unamortized discount	570,000	540,000
Royalties payable	200,000	200,000
Notes and loans payable, unsecured	95,975	95,975
Note payable, convertible	144,000	144,000
Notes payable, related party, convertible	1,107,254	1,357,254
Note payable, secured, net of unamortized discount	14,572,429	13,450,390
Total long term liabilities	16,689,658	15,787,619
Total liabilities	21,946,771	20,197,872

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	864	834
863,691 and 833,691 issued and outstanding
at March 31, 2017 and December 31, 2016, respectively
Common stock, $.001 par, 250,000,000 shares authorized,	108,295	107,067
108,295,120 and 107,066,774 issued and outstanding
at March 31, 2017 and December 31, 2016, respectively
Additional paid in capital-preferred	665,803	515,833
Additional paid in capital-common	1,968,948	1,700,612
Subscriptions receivable	(342)	(1,592)
Accumulated deficit	(22,536,908)	(19,896,635)
Total stockholders' deficit	(19,793,340)	(17,573,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,153,431	$2,623,991

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2017	March 31, 2016

Revenue	$1,960,960	$7,404,659
Cost of sales	1,601,006	6,125,679
Gross profit	359,954	1,278,980

Sales, marketing, and pharmacy expenses	300,785	635,466
General and administrative expenses	1,091,140	1,061,633

Operating loss	(1,031,971)	(418,119)

Other income (expenses)
Discount amortization	(1,305,000)	(1,275,000)
Interest expense	(303,302)	(199,856)
Total other income (expenses)	(1,608,302)	(1,474,856)

Net loss	$(2,640,273)	$(1,892,975)

Net (loss) per common share - basic	$(0.025)	$(0.016)
Net (loss) per common share - diluted	(0.017)	(0.012)

Weighted average common shares outstanding - basic	107,271,498	120,566,774
Weighted average common shares outstanding - diluted	152,378,745	155,974,671

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(2,640,273)	$(1,892,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,743	49,827
Stock compensation/stock option amortization	11,862	32,981
Discount amortization	1,305,000	1,275,000
Allowance for bad debt	30,288	65,776
Changes in operating assets and liabilities:
Decrease in trade and other receivables	229,584	170,003
Decrease in inventories	135,963	150,435
(Increase) decrease in prepaid expenses	11,418	(23,897)
Increase in accounts payable and accrued expenses	653,590	75,745
Decrease in pension plan contribution payable	(8,460)	––
Increase (decrease) in related party payables	209,682	(243,913)
Net cash used by operating activities	(31,603)	(341,018)

Cash flows from investing activities:
Purchase of professional equipment	––	(45,384)
Net cash used by investing activities	––	(45,384)

Cash flows from financing activities:
Proceeds from notes payable	––	100,000
Repayment of notes payable	(152,961)	(209,478)
Proceeds from issuance of preferred shares	150,000	––
Proceeds from issuance of common shares	1,000	––
Net cash used by financing activities	(1,961)	(109,478)

Net decrease in cash	(33,564)	(495,880)
Cash - beginning of period	63,363	912,399

Cash - end of period	$29,799	$416,519

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$1,305,000	$1,275,000
Conversion of convertible related party payable to common stock	$257,952	$––
Conversion of related party payables to non-related party payables	$105,746	$––
Cancellation of common stock	$––	$11,459
Subscriptions receivable	$(342)	$(192)

SUPPLEMENTAL INFORMATION
Interest paid	$81,959	$30,744
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

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

The Company’s business segments consisted of: Retail Pharmacy Services (“RPS”), Remote Care Systems Services (“RCS”), and Corporate.

Retail Pharmacy Services (RPS)

RoxSan provides a full range of pharmacy services including retail, compounding and fertility medications.

RoxSan generates net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. RoxSan also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy.  In 2017, the pharmacy was fully licensed and qualified to conduct business in over 40 US States.

Since the Company’s acquisition of RoxSan, the deleterious actions against the pharmacy by the former owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the former owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary In Vitro Fertilization (“IVF”) drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with comparably priced IVF drugs.   This, among other things, caused a precipitous drop of over 90% in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  The total IVF revenues for 2017 and 2016, respectively, were $953,680 and $17,216,036, or 29.8% and 75.7% of total revenues.

Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and in December 2017, the RPS segment ceased operations. In May 2018, RoxSan filed a Chapter 7 bankruptcy petition.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $22,536,908, and a working capital deficit of $4,282,737, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited interim consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of March 31, 2017 and December 31, 2016, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 9 and 14 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of March 31, 2017 and December 31, 2016.

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

The activity in the allowance for doubtful accounts receivable for the three months and the year ended March 31, 2017 and December 31, 2016, respectively, is as follows:

	March 31, 2017	December 31, 2016
Beginning balance	$50,000	$8,412,853
Additions charged to bad debt expense for customer receivables and insurance claims	30,288	77,000
Allowance for doubtful collection of workers compensation claims	––	23,934
Write off of allowance for doubtful collection of customer receivables and insurance claims	(62,288)	(51,000)
Write off of allowance for doubtful collection of workers compensation claims	––	(8,402,787)

Ending balance	$18,000	$50,000

Management has determined that the collection of certain revenues relating to workers compensation insurance claims in the amount of $8,402,787, generated between August 2015 and December 2016, cannot be reasonably assured. As a result, an allowance for doubtful collections of these claims was established. At December 31, 2016, management determined that no future collectability is likely, and the uncollectable claims receivable of $8,402,787 and related allowance of $8,402,787, was written off as of December 31, 2016.

During the three months and the year ended March 31, 2017 and December 31, 2016, the allowance for doubtful collections of customer receivables and insurance claims not related to workers compensation increased by $30,288 and $77,000, respectively.

As of March 31, 2017 and December 31, 2016, the allowance for doubtful collections was $18,000 and $50,000, respectively.

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

Comprehensive Loss

As at March 31, 2017 and December 31, 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Shipping and Handling Costs

The Company includes shipping and handling costs relating to the delivery of products to its locations (freight-in) as costs of sales. Shipping and handling costs, which include third-party shipment providers, postage, messenger and driver salaries and fees relating to the delivery of products to customers, are classified as Selling, Marketing and Pharmacy (“SM&P”) expense. Shipping and handling costs included in SM&P expense were:

	For the three months ended
	March 31, 2017	March 31, 2016
Shipping, postage & messenger	$38,993	$63,654
Drivers salaries and fees	20,479	27,003
Total shipping and handling costs	$59,472	$90,657

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

As of March 31, 2017, the Company has not yet filed its 2013 through 2015 annual corporate income tax returns.  Due to the Company’s recurring losses and significant loss carryforward (Note 17), it is anticipated that no corporate income taxes are due for these periods.

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

Adopted:

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  ASU 2016-10 clarifies the accounting for licenses of intellectual property as well as the identification of distinct performance obligations in a contract. ASU 2016-10 will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods. Earlier application is permitted only as of annual periods beginning after December 15, 2016, including interim periods.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 addresses certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. ASU 2016-12 will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods. Earlier application is permitted only as of annual periods beginning after December 15, 2016, including interim periods.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on eight specific cash flow issues, for which specific guidance had not previously been provided, with the objective of reducing the existing diversity in practice.  ASU 2016-15 will be effective for the Company for fiscal years beginning after December 15, 2017, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16 (“ASU 2016-16”), Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.  ASU 2016-16 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. as part of the Board’s initiative to reduce complexity in accounting standards. ASU 2016-16 will be effective for the Company for annual reporting periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted for interim or annual reporting periods for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17 (“ASU 2016-17”), Consolidation (Topic 810), Interests Held through Related Parties That Are Under Common Control.  ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods.  Early adoption is permitted.

Not Yet Adopted:

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805), Clarifying the Definition of a Business.  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  ASU 2017-01 will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted under certain conditions. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which should reduce the cost and complexity of evaluating goodwill for impairment. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  ASU 2017-04 will be effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted for testing performed after January 1, 2017. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	March 31, 2017	December 31, 2016
Insurance claims receivable	$385,109	$603,316
Workers compensation claims receivable	31,236	59,015
Customer receivables	115,030	153,454
Total accounts receivable	531,375	815,785

Less: allowance for doubtful accounts	(18,000)	(50,000)

Accounts receivable, net	$513,375	$765,785

As of March 31, 2017 and December 31, 2016, respectively, the Company was owed $531,375 and $815,785 in accounts receivable, consisting of $385,109 and $603,316 in insurance claims, $31,236 and $59,015 in workers compensation claims, and $115,030 and $153,454 in customer house account charges, for which payment has not yet received.

As of March 31, 2017 and December 31, 2016, respectively, $115,030 and $153,454 was owed from customers, consisting of $2,487 and $2,043 in services revenue, $75,420 and $93,731 in copayments, and $37,122 and $57,680 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.

During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, the allowance for doubtful collections of insurance claims increased by $30,288 and $77,000, respectively.  As of March 31, 2017 and December 31, 2016, the allowance for doubtful collection of these insurance claims was $18,000 and $50,000, respectively.

NOTE 4. LOANS RECEIVABLE

As of March 31, 2017 and December 31, 2016, loans receivable consists of $169,902 in monies owed to the Company from the former owner of RoxSan Pharmacy.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner and is part of the legal proceedings disclosed in Note 19. The Company is confident that it shall prevail in this matter.

NOTE 5. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	March 31, 2017	December 31, 2016
Appliances	$4,486	$7,160
Computer and office equipment	44,442	65,774
Furniture and fixtures	20,213	39,615
Leasehold improvements	18,731	104,357
Software	6,251	6,323
Medical devices and instruments	45,194	45,194
Sub-total	139,317	268,423
Less: accumulated depreciation	(107,296)	(99,958)
Less: impairment losses	––	(129,106)
Property and equipment, net	$32,021	$39,359

Impairment losses for the three months and the year ended March 31, 2017 and December 31, 2016, was $0 and $129,106, respectively.

Depreciation expense for the three months ended March 31, 2017 and  2016, was $7,338 and $7,744, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	March 31, 2017	December 31, 2016
Products and processes	$12,500	$12,500
Trademarks and patents / technology	72,500	72,500
Customer lists / relationships	280,000	280,000
Non-compete agreement	40,000	40,000
Marketing related	30,000	30,000
Sub-total	435,000	435,000
Accumulated amortization	(265,678)	(243,273)
Intangible assets, net	$169,322	$191,727

On September 20, 2016, through the acquisition of PHM (Note 14), the Company acquired certain intangible assets valued at $160,000.

Amortization expense for the three months ended March 31, 2017 and 2016, was $22,405 and $42,083, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2017		December 31, 2016
Accounts payable-vendors	$1,828,003	[1]	$1,457,654
Credit cards payable	514,370		469,186
Factors payable	335,808		459,353
Income taxes payable	35,393		35,393
Payroll taxes payable	744,276		564,820
Accrued interest	1,143,994		942,685
Accrued payroll and payroll taxes	123,891		45,260

Total accounts payable and accrued expenses	$4,725,735		$3,974,351

[1]As of March 31, 2017, $105,746 has been reclassified from related party payables to accounts payable, resulting from a change in related parties (Note 10).

NOTE 8. PENSION PLAN

On June 1, 2016, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc. (the “Plan Sponsor”), adopted the RoxSan Pharmacy Inc. Profit Sharing Plan (the “Plan”).  The Plan is available to all RoxSan employees employed over three (3) months. Participants may make voluntary contributions, subject to plan limitations.  The Plan Sponsor provides matching contributions up to 4%, subject to plan limitations.  All contributions vest immediately.  For the three months and the year ended March 31, 2017 and December 31, 2016, respectively, the Plan Sponsor contributed $11,013 and $37,715 to the Plan. As of March 31, 2017 and December 31, 2016, respectively, contributions in the amount of $2,362 and $10,822 are payable.

NOTE 9. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2017	December 31, 2016
Notes and loans payable, unsecured
Loans payable	$11,900	$11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Note payable, convertible	144,000	144,000

Notes payable, secured, net of unamortized discount:
Note payable-merchant	992,987	1,095,920

Note payable-bank	49,442	99,470

Note payable	20,500,000	20,500,000
Less: unamortized discount	(6,970,000)	(8,245,000)
Note payable, net of unamortized discount	13,530,000	12,255,000
Total notes payable, secured, net of unamortized discount	14,572,429	13,450,390

Total notes and loans payable	$14,812,404	$13,690,365

As of March 31, 2017 and December 31, 2016, respectively, long-term non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans in the amount of $11,900 were for overhead requirements, and are unsecured and non-interest bearing.  The notes in the amount of $84,075 bear an interest rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of March 31, 2017, no demand has been made.  During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, interest in the amount of $1,800 and $7,320 was expensed. As of March 31, 2017 and December 31, 2016, respectively, a total of $45,932 and $44,132 in interest has been accrued and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

The Kasper Group, Ltd.	$144,000	7%	$52,913	$0.10 [1]	10/01/2019 [1]

[1] On July 31, 2018, the note was modified 1) to extend the note’s maturity to October 1, 2019, and 2) to change the conversion price from $0.25 to $0.10 per share.

As of March 31, 2017 and December 31, 2016, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share.[1] As of March 31, 2017, no demand for payment or conversion has been made. During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, interest in the amount of $2,485 and $10,107 was expensed.  As of March 31, 2017 and December 31, 2016, respectively, a total of $52,913 and $50,427 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 13).  The note bears interest at a rate of 6% per annum, and matures August 13, 2018 ("Maturity").  Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase due to fraudulent inducement and false representations and warranties of the seller at the time this note was issued.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the note has been recorded. During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, the Company expensed $1,275,000 and $5,100,000 in discount amortization.  As of March 31, 2017 and December 31, 2016, respectively, $6,970,000 and $8,245,000 in unamortized discount remains, to be amortized over the next 17 months, to the note's Maturity.  During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, interest in the amount of $187,595 and $607,398 has been expensed. As of March 31, 2017 and December 31, 2016, respectively, a total of $896,695 and $709,100, in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet. The Company is currently in litigation with the note holder/former owner of RoxSan, and is also evaluating this liability in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 19).

On October 9, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 6% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, payments totaling $132,933 and $854,481, representing $102,933 and $734,481 in principal and $30,000 and $120,000 in interest, have been made. As of March 31, 2017 and December 31, 2016, respectively, principal of $992,987 and $1,095,920, and unamortized loan fees of $65,807 and $95,807 remained.

On February 11, 2016, the Company was advanced $100,000 from a line of credit (“LOC”) with Bank of America.  The LOC bears interest at a rate of between 6.06% and 6.31% per annum, variable upon Prime Rate fluctuations, and matures July 25, 2017.  During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, principal payments in the amount of $50,028 and $530 were made, and interest in the amount of $1,929 and $4,693 was paid. As of March 31, 2017 and December 31, 2016, respectively, principal of $49,442 and $99,470 remained.

The future maturities of notes payable are summarized as follows:

Year	Principal
2017	$1,336,311	[2]
2018	20,500,000
	$21,836,311

[2] Includes notes payable on demand in the amount of $228,075

During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, interest on non-related party notes and loans payable in the amount of $191,880 and $749,518 has been expensed.  As at March 31, 2017 and December 31, 2016, respectively, a total of $995,539 and $803,659 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	March 31, 2017		December 31, 2016
Related party payables
Accrued compensation	$264,420	[1]	$198,700
Cash advances	79,596	[1]	41,380
Total related party payables	344,016		240,080

Note payable, related party	185,000		185,000
Notes payable, related party, convertible	1,107,254		1,357,254
Total notes payable	1,292,254		1,542,254

Total related party transactions	$1,636,270		$1,782,334

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables has been reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of March 31, 2017, $105,746 is included as part of accounts payable (Note 7) on the accompanying consolidated balance sheets. See Note 19 for additional information and legal proceedings related to Mr. Engert.

As at March 31, 2017 and December 31, 2016, respectively, related parties are due a total of $1,636,270 and $1,782,334, consisting of $264,420 and $198,700 in accrued compensation owed to officers; $79,596 and $41,380 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,292,254 and $1,542,254 in related party notes payable, of which $1,107,254 and $1,357,254 contain conversion features.

On March 16, 2017, in connection with a related party convertible promissory note in the amount of $250,000 and accrued interest of $7,954, of which $6,422 and $1,532 was expensed during the three months and the year ended March 31, 2017 and December 31, 2016, respectively, the Company issued 1,228,346 shares of its restricted common stock at a conversion rate of $0.21 per share.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

J. Michael Redmond, President (former)	$776,154	5%	$95,541	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	331,100	7%	48,060	$0.10	12/31/2015
Total	$1,107,254		$143,601

As of March 31, 2017, the Company has convertible promissory notes issued to its principals in the aggregate sum of $1,107,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 7% per annum, mature between December 31, 2015 to July 31, 2017, and contain repayment provisions to convert the debt into the Company’s common stock at a strike price of $0.10. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes, and was fully expensed in prior years. During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, interest in the amount of $15,282 and $63,686 was expensed, of which $6,603 and $35,130 was paid to the note holders in cash.  As of March 31, 2017 and December 31, 2016, respectively, a total of $143,602 and $136,453 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 1, 2017, the Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance, and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. As of March 31, 2017, $87,500 in compensation has been accrued under this agreement and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B preferred Stock at $5.00 per share to a related party, for cash in the amount of $150,000 (Note 11).

On January 31, 2017, the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. issued a secured promissory note to Parallax Health Sciences, Inc. along with a Pledge and Security Agreement and Note Agreement of the same date, for funding, up to $2,000,000, to be disbursed to RoxSan upon request (the “Principal”).  The note bears interest at a rate of 3% per annum, is for a term of five (5) years, and is secured by all of RoxSan’s unencumbered assets.  Repayment of the Principal is to be made to Parallax in installments of up to $400,000 at the end of year 3; $400,001 up to $1,000,000 by the end of year 4; and the remainder of any unpaid Principal at the end of year 5, along with all accrued interest.  As of March 31, 2017, principal in the amount of $53,641 has been disbursed.

During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, interest on related party notes payable in the amount of $23,985 and $66,259 was expensed. As of March 31, 2017 and December 31, 2016, respectively, a total of $148,454 and $139,026 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 11: CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B preferred Stock at $5 per share to a related party, for cash in the amount of $150,000. As a result, $149,970 was recorded to paid in capital.

The holders of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted. All preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held.  Series B preferred shares were issued with 50% warrant coverage for a period of two (2) years, to purchase shares of the Company's common stock at a price of $0.75 per share.(Note 13).  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events. The outstanding shares of Preferred Stock automatically convert into common stock upon the election of the holders of a majority of the then outstanding shares of Preferred Stock. Dividends are payable semi-annually on the Company’s Series A preferred stock at a rate of 7% per annum, and 10% per annum on Series B preferred stock.  Dividends may be paid in kind, at the option of the Company, to the extent that if the Company is not legally permitted to distribute cash dividends, it shall pay dividends in the form of preferred shares equal to the amount of the dividend. No dividends have been declared on the Company’s preferred stock. In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price plus all declared but unpaid dividends.

As of March 31, 2017 and December 31, 2016, respectively, the Company had 863,691 and 833,691 shares of preferred stock issued and outstanding.

NOTE 12. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

On March 16, 2017, in connection with a certain related party convertible promissory note in the amount of $250,000 and accrued interest of $7,954, the Company issued 1,228,346 shares of its restricted common stock at a conversion rate of $0.21 per share.  As a result, $256,724 was recorded to paid in capital.

As of March 31, 2017 and December 31, 2016, respectively, the Company had 108,295,120 and 107,066,774 common shares issued and outstanding.

NOTE 13. WARRANTS AND OPTIONS

As of March 31, 2017 and December 31, 2016, respectively, the Company had 15,662,491 and 15,362,491 warrants and 10,245,000 and 11,135,000 options issued and outstanding.

On January 23, 2017, in connection with the issuance of 30,000 shares of the Company’s Series B preferred stock, 300,000 warrants were issued.  The warrants are exercisable for a period of two (2) years at an exercise price of $0.75 per share of common stock.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.27518	14,535,706	0.19	$4,000,000	$0.27518
$0.41278	726,785	0.48	300,000	$0.28174
$0.75000	400,000	1.78	300,000	$0.28161
	15,662,491		$4,600,000	$0.28161

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	15,362,491	$0.41278
Issued	300,000	$0.28614
Exercised	––	––
Expired / Forfeited	––	––
Outstanding at March 31, 2017	15,662,491	$0.28161

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	3,250,000	1.50	$162,500	$0.07
$0.05	4,460,000	3.50	223,000	$0.08
$0.05	60,000	3.75	3,000	$0.06
$0.05	100,000	4.50	5,000	$0.08
$0.10	250,000	2.50	25,000	$0.06
$0.10	1,375,000	3.75	137,500	$0.10
$0.25	250,000	2.50	62,500	$0.06
$0.35	250,000	2.50	87,500	$0.07
$0.60	250,000	2.50	150,000	$0.08
	10,245,000		$856,000	$0.08

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	11,135,000	$0.08
Issued	––	––
Exercised	––	––
Expired / Forfeited	(890,000)	$0.08
Outstanding at March 31, 2017	10,245,000	$0.08

During the three months and the year ended March 31, 2017 and December 31, 2016, respectively, -0- and 2,160,000 options were issued, -0- and 225,000 options expired, and 890,000 and -0- options were forfeited/cancelled. A total of ($46,725) and $65,040 in deferred compensation was recorded (reversed), and $11,612 and $154,017 in stock option compensation was expensed during the three months and the year ended March 31, 2017 and December 31, 2016, respectively.  There remains $170,586 and $232,909 in deferred compensation as of March 31, 2017 and December 31, 2016, respectively, to be expensed over the next 30 months.

NOTE 14: BUSINESS ACQUISITIONS

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

The goodwill represents future economic benefits expected to arise from the Company’s expanded presence in the  remote patient monitoring and telehealth market, the assembled workforce acquired, and the expected synergies from combining operations with PHM. The goodwill is nondeductible for income tax purposes.

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

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total
2017	$181,076	$43,813	$224,889
2018	207,958	53,549	261,507
	$389,034	$97,362	$486,396

Rent expense for the three months ended March 31, 2017 and 2016, respectively, was $109,430 and $107,834, including $14,604 and $14,604 of common area maintenance cost.

NOTE 16. CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At March 31, 2017, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the source of its receivables is primarily from insurance payers, from which a pre-approval of payment is provided at the time of sale. In addition, historically, there have been no significant unpaid customer receivables. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at March 31, 2017 and December 31, 2016. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Customer

The Company has one major insurance payer that accounted for approximately 76% and $1,080,536 and 75% and $9,101,422 of insurance payments received for the three months and the year ended March 31, 2017 and December 31, 2016, respectively.

The Company also has one major fertility clinic that accounted for approximately 1% and $5,460 and 8% and $1,320,957 of fertility sales for the three months and the year ended March 31, 2017 and December 31, 2016, respectively.

In August 2016, RoxSan’s contract with its primary fertility drug rebate program was terminated. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its fertility drug purchases, and RoxSan was unable to provide its customers with comparably priced fertility drugs.  This, among other things, caused the loss of its major customers.

Major Vendor

The Company has one major supplier that accounted for approximately 44% and 704,986 and 78% and $15,000,618 of cost of sales for the three months and the year ended March 31, 2017 and December 31, 2016, respectively. In July 2017, RoxSan’s contract with its primary drug supplier was terminated.

NOTE 17. INCOME TAXES

The components of the cumulative net deferred tax asset at March 31, 2017 and December 31, 2016, the statutory tax rate, the effective tax rate and the amount of the valuation allowance and the expense for income taxes are indicated below:

	March 31, 2017	December 31, 2016

Income (loss) before taxes	$(2,640,273)	$(13,160,859)
Statutory rate (Fed & State(s))	43%	43%

Computed expected tax payable (recovery)	$(1,131,100)	$(5,638,200)

Non-deductible expenses:
Impairment loss	––	1,720,900
Amortization of stock options	5,000	66,000
Discount amortization	559,100	2,184,800
Penalties	19,000	51,500
Other	2,600	34,800
Total non-deductible expenses	585,700	4,058,000

Change in valuation allowance	545,400	1,601,200

Reported income taxes:
Federal	$––	$––
State	––	21,000
Total	$––	$21,000

The significant components of deferred income tax assets and liabilities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016

Net operating loss carried forward	$8,095,600	$7,549,500

Bad debt allowance	7,200	19,900

Officers’ accrued compensation	14,300	44,300

Accrued related party interest	59,100	55,400

Valuation allowance	(8,176,200)	(7,669,100)

Net deferred income tax asset	$––	$––

The Company’s net operating losses are as follows:

Tax Year	Net Operating Loss	Expires
2008	$400	2028
2009	132,100	2029
2010	41,600	2030
2011	659,100	2031
2012	552,200	2032
2013	492,600	2033
2014	1,113,200	2034
2015	3,706,800	2035
2016	12,250,200	2036
2017-to date	1,370.900	2037

Total	$20,319,100

As at March 31, 2017 and December 31, 2016, respectively, the Company had approximately $20,319,100 and $18,948,200 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 18. SEGMENT REPORTING

As of March 31, 2017, the Company’s business segments consisted of: Retail Pharmacy Services, Remote Care Systems, and Corporate. See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment	Remote Care (1) Segment	Corporate Segment	Consolidated Totals

March 31, 2017
Revenue	$1,946,698	14,262	––	1,960,960
Gross profit (loss)	373,734	(13,780)	––	359,954
Operating loss	(520,125)	(206,243)	(305,603)	(1,038,982)
Depreciation and amortization	28,171	1,156	416	29,743
Interest expense	89,717	––	213,585	303,302
Impairment loss	––	––	––	––
Discount amortization	––	(30,000)	1,275,000	1,305,000
Total assets	1,198,909	935,587	18,935	2,153,431
Goodwill	––	785,060	––	785,060
Additions to property and equipment	––	––	––	––

March 31, 2016
Revenue	$7,404,659	$––	$––	$7,404,659
Gross profit	1,278,980	––	––	1,278,980
Operating loss	(93,004)	––	(325,115)	(418,119)
Depreciation and amortization	1,955	––	47,872	49,827
Interest expense	30,744	––	169,112	199,856
Discount amortization	––	––	1,275,000	1,275,000
Total assets	7,510,746	––	24,223	7,534,969
Goodwill	3,887,818	––	––	3,887,818
Additions to property and equipment	45,384	––	––	45,384

(1)Remote Care Systems Segment commenced September 20, 2016

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2017, and has determined that there have been no events that would require disclosure, except for the following:

On April 26, 2017, the Company issued a subordinate secured convertible promissory note in the principal sum of $250,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a strike price of $0.20.  The note is secured by 1,500,000 shares of the Company’s restricted common stock. On April 26, 2018, the Company extended and amended the note for the principal sum of $281,500, to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures October 26, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a strike price of $0.10.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

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

On May 8, 2017, the Company issued a subordinate secured convertible promissory note in the principal sum of $50,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a strike price of $0.20.  The note is secured by 250,000 shares of the Company’s restricted common stock. On May 8, 2018, the Company extended and amended the note for the principal sum of $56,250, to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures November 8, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a strike price of $0.10.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

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

On July 1, 2017, in connection with a certain consulting agreement, the Company issued 1,500,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at of $315,000, of which $78,750 was expensed, and $236,250 was deferred, to be amortized over the next twelve (12) months. As a result, $313,500 was recorded to paid in capital.

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

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five (5) years, and vest when certain market share prices of the Company’s common stock are met.

On July 10, 2017, the Company granted a key employee 90,000 options to purchase common shares at $0.05 for a period of three (3) years.  The options vest quarterly over a three (3) year period, and were valued at $24,230, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 2.47. risk free interest rate 1.81%, and dividend yield 0%.

On July 21, 2017, in connection with a certain consulting agreement, the Company issued 1,000,000 shares of its restricted common stock to the consultant for services rendered.  The shares were valued at $270,000. As a result, $269,000 was recorded to paid in capital.

Effective August 1, 2017, the Employment Agreement dated January 1, 2017 with Mr. Nathaniel Bradley, President of PHM, was superseded by a new agreement which was executed on November 30, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, valued at $750,000 and 100% vesting immediately, as well as options granted to purchase 1,000,000 shares of the Company's common stock at a strike price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.

Between July 2017 and September 2017, the Company issued convertible promissory notes (“Convertible Notes”) to twenty-one (21) accredited investors for financing in the aggregate amount of $696,000.  The Convertible Notes include interest at a rate of 10% per annum, mature in three (3) years, and are convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage for a period of three (3) years at an exercise price of $0.25 per common share.

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

On September 1, 2017, in connection with certain consulting agreements, the Company issued 250,000 shares of its restricted common stock to the consultants for services to be provided over a twelve (12) month period.  The shares were valued at $50,000, which was deferred, to be amortized over the next twelve (12) months, and $49,750 was recorded to paid in capital.

On September 11, 2017, in connection with a certain related party convertible debt in the amount of $40,000, the Company issued 400,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $39,600 was recorded to paid in capital.

On October 4, 2017, in connection with a certain consulting agreement, the Company issued 200,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $38,000, of which 25% vest immediately, and the remainder vest monthly over the first three (3) months of the agreement.  As  a result, $9,500 was expensed, $28,500 was deferred, to be amortized over three (3) months, and $37,800 was recorded to paid in capital.

On October 23, 2017, the Company issued a convertible promissory note to an accredited investor for financing in the amount of $45,000.  The note includes interest at a rate of 10% per annum, matures in three (3) years, and is convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage for a period of three (3) years at an exercise price of $0.25 per common share.

On November 14, 2017, the Company suspended the services provided by Dr. Robert Arnot under the Consulting Agreement dated September 25, 2016.

Between November 14, 2017 and December 13, 2017, in connection with an equity offering, the Company issued 3,950,000 shares of its restricted common stock at a price of $0.05 per share, for cash in the amount of $197,500.  As a result, $193,550 was recorded to paid in capital.

On December 4, 2017, in connection with a certain settlement for debt in the amount of $87,500 and interest of $12,500, the Company issued 2,000,000 shares of its restricted common stock at a rate of $0.05 per share.  As a result, $98,000 was recorded to paid in capital.

On December 15, 2017, in connection with a certain consulting agreement, the Company issued 500,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $51,250, of which 60% vest immediately, and the remainder vest periodically over the term of the agreement.  As a result, $30,750 was expensed, $20,500 was deferred, to be amortized over the next twelve (12) months, and $50,750 was recorded to paid in capital.  In addition, the consultant was issued 500,000 warrants for a period of three (3) years to purchase shares of the Company’s common stock at a price of $0.15 per share.  The warrants vest periodically over the term of the agreement.

On December 22, 2017, RoxSan Pharmacy, Inc. terminated its operations and closed the business location in Beverly Hills, CA.

On January 11, 2018, pursuant to a resolution of the Board of Directors, the Company issued 6,000,000 shares of its restricted common stock to certain officers and directors.  The shares were purchased at par, or $0.001 per share, for cash in the amount of $6,000.

On January 19, 2018, in connection with an equity offering, the Company issued 1,000,000 shares of its restricted common stock at a price of $0.04 per share, for cash in the amount of $40,000.  As a result, $39,000 was recorded to paid in capital.

On January 25, 2018, the Company issued a convertible promissory note to an accredited investor for financing in the amount of $5,000.  The note includes interest at a rate of 10% per annum, matures in three (3) years, and is convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage for a period of three (3) years at an exercise price of $0.25 per common share.

On January 29, 2018, in connection with a certain consulting agreement, the Company issued 250,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $67,500, of which 25% vest immediately, and the remainder vest periodically over the term of the agreement.  As a result, $16,875 was expensed, $50,625 was deferred, to be amortized over the next twelve (12) months, and $67,250 was recorded to paid in capital.  In addition, the consultant was issued 250,000 warrants to purchase shares of the Company’s common stock at a price of $0.25 per share, for a period of three years.  The warrants vest periodically over the term of the agreement.

On February 27, 2018, in connection with certain convertible debt in the amount of $45,000 and accrued interest of $3,114, the Company issued 481,130 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $47,633 was recorded to paid in capital.

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

On April 5, 2018, in connection with a stock purchase agreement, the Company granted a key employee the right to purchase 1,000,000 shares of its restricted common stock at a price of $0.001 per share.  The shares, valued at $200,000, were issued for cash in the amount of $1,000.  As a result, $199,000 was recorded to paid in capital.

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

On June 18, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to four accredited investors in the aggregate principal sum of $600,000.  The Notes bear interest at rate of 12% per annum, mature December 15, 2018, or earlier, contingent upon certain financing conditions, and contain a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a strike price of $0.10.  The Notes are secured by all of the Company’s personal property, and include warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

On July 18, 2018, an amendment (the “Amendment”) was made to the Agreement to Purchase and Sell One Hundred Percent (100%) of the Issued and Outstanding Shares of Qolpom, Inc. and its Assets, Intellectual Property and Inventory dated August 31, 2016 (the “Agreement”). The Amendment modifies the Agreement’s Earn-Out consideration by basing any monies due under the Earn Out solely upon revenues generated, with no guaranteed minimum payment owed, thereby eliminating the $2,000,000 guaranteed payment previously owed by the Company .  The Amendment resulted in a change in the value of certain assets acquired and liabilities assumed as follows:

	Originally Stated	Revised	Increase (Decrease)
Assets:
Non-Compete Agreement	$40,000	$30,000	$(10,000)

Liabilities:
License fee	$2,000,000	$260,000	$(1,740,000)
License fee, unamortized discount	$(1,460,000)	$––	$1,460,000

Net Effect			$(270,000)

On July 31, 2018, the unsecured convertible promissory note in the principal sum of $144,000 (Note 9) was modified 1) to extend the note’s maturity to October 1, 2019 and 2) to change the conversion price from $0.25 to $0.10 per share.

On August 12, 2018, in connection with certain convertible debt in the amount of $10,000 and accrued interest of $1,000, the Company issued 110,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $10,890 was recorded to paid in capital.

On August 20, 2018, in connection with certain convertible debt in the amount of $150,000 and accrued interest of $15,000, the Company issued 1,650,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $164,835 was recorded to paid in capital.

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

●Control of Funds Dispute / US Postal Interference

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

*    *    *    *    *

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s unaudited interim consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in the Company’s capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Parallax" means Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

●RoxSan Pharmacy, Inc. (“RoxSan”), acquired in August 2015, is the Company’s 62-year-old, Beverly Hills, California based compound pharmacy that is licensed to operate in over 40 States.

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

In connection with the Acquisition, the Company entered into an Employment Agreement (the "Employment Agreement") with the Seller.  Under the Employment Agreement, Melamed agreed to provide exclusive consulting services to the Company in the areas of public relations and marketing for a term of four (4) years. On March 4, 2016, the Company terminated the Employment Agreement in accordance with paragraph 3.2 Termination for Cause.  The termination was the result of, among other things, Melamed's breaches in the Agreement, which were substantiated by an investigation conducted by an employment law firm retained by RoxSan.  Under the terms of the Agreement, no financial obligation resulted in the termination. (see "Dispute with Former Owner of RoxSan" below).

Closure of RoxSan Pharmacy, Inc.

Since the Company’s acquisition of RoxSan, the deleterious actions against the pharmacy by the former owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the former owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary In Vitro Fertilization (“IVF”) drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with comparably priced IVF drugs.  This, among other things, caused a precipitous drop in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and in December 2017, the pharmacy ceased operations.

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

Acquisition of Parallax Health Management, Inc, (formerly Qolpom, Inc.)

As part of the Company’s strategic plan to obtain a platform to enhance its diagnostic tests, on August 31, 2016, the Company entered into an agreement with Qolpom, Inc., an Arizona corporation in the remote healthcare monitoring and telehealth business (“Qolpom”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom’s common stock and its assets, inventory and intellectual property.   The Purchase Agreement was fully executed on September 20, 2016, and the transaction was completed (the “Closing Date”). The Qolpom name was later changed to Parallax Health Management, Inc. (“PHM”).

Pursuant to the Qolpom Agreement, in exchange for 100% of the Qolpom stock and 100% of Qolpom’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

●5,000,000 shares of the Company’s common stock at $0.001 per share; and

●2,500,000 options to purchase shares of the Company's common stock, vesting over three (3) years beginning August 31, 2017, of which 500,000 are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

●10% of revenues generated from PHM business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

●3% of revenues generated from the sale of Qolpom hardware and monitoring service fees.

Formation of Parallax Behavioral Health, Inc.

On March 22, 2017, the Company formed a wholly owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation.

On May 1, 2017, pursuant to a resolution of the board of directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

●a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock at $0.001 per share; and

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

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a restricted stock award of 10,000,000 common shares, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five years, and vest when certain market share prices of the Company’s common stock are met.

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

●Control of Funds Dispute / US Postal Interference

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

In the course of management’s operation of the RoxSan Pharmacy, and adherence to Financial Accounting Standards Board revenue recognition policies, management became concerned with the absence of the claim processing for over $16 million of pre-Close Workers Compensation prescription revenues, which Melamed represented to the Company prior to Closing as being the vast majority of the high margin compound revenue. In addition to the $16 million in pre-Close claims, the Pharmacy generated over $8 million after the change in ownership, until the Chief Financial Officer of the Company, (the “CFO”) alerted management of a serious and dramatic change in the receivables collection timetable, the underpinning cash flow processes, and the potential illegitimacy of the Workers Compensation revenues. Further, the CFO was uncomfortable with recognizing the revenue as it was presented by Melamed's financial records, and, in the absence of any reasonable assurance of collectability of the Workers Compensation revenues, the Company established an allowance for doubtful receivables for the $8 million in post-Close claims for which collectability was highly unlikely. In fiscal year 2016, the Company completely wrote off this amount from its receivables.

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

For additional information on these proceedings, see “ITEM 1. LEGAL PROCEEDINGS” section contained in Part II within this quarterly report.

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

NOTE: The following sections of this quarterly report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), and RoxSan Pharmacy, Inc., unless otherwise indicated.

Balance Sheet

As at March 31, 2017, the Company had total assets of $2,153,431, compared with total assets of $2,623,991 at December 31, 2016. The decrease in total assets of $470,560 is attributable to a decrease in cash of $33,564, a decrease in accounts receivable, net of allowance for doubtful accounts of $252,410, a decrease in rebates receivable of $3,960, a decrease in inventories of $135,963, a decrease in employee advances of $3,502, and a decrease in prepaid expenses of $11,148; $7,338 of depreciation related to equipment, and $22,405 of amortization related to intangible assets.

As at March 31, 2017, the Company had total liabilities of $21,956,771, compared with total liabilities of $20,197,872 at December 31, 2016. The increase in total liabilities of $1,748,899 is attributable to an increase in accounts payable and accrued expenses of $751,384, a decrease pension plan contribution payable of $8,460, an increase in related party payables of $103,936, a decrease in related party convertible notes payable of $250,000 a decrease in secured notes payable of $152,961, and a decrease in unamortized discount of $1,305,000.

Results of Operations

The three months ended March 31, 2017 compared to the three months ended March 31, 2016

The financial information provided includes the accounts of the Company and its wholly owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), and RoxSan Pharmacy, Inc., on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

	For the three months ended
	March 31, 2017	March 31, 2016
Revenue	$1,960,960	$7,404,659
Cost of sales	$1,601,006	$6,125,679
Gross profit (loss)	$359,954	$1,278,980
Sales, marketing, and pharmacy expenses	$300,785	$635,466
General and administrative expenses	$1,091,140	$1,061,633
Operating (loss)	$(1,031,971)	$(418,119)
Discount amortization	$(1,305,000)	$(1,275,000)
Interest expense	$(303,302)	$(199,856)
Net loss	$(2,640,273)	$(1,892,975)

Revenue

Revenue in the amount of $1,960,960 for the three months ended March 31, 2017 consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $1,946,698, and contract fees and equipment sales related to the Company’s remote health care systems in the amount of $14,261.

Revenue in the amount of $7,404,659 for the three months ended March 31, 2016 consists of pharmaceutical sales related to the Company's pharmacy operations.

In August 2016, the Company’s contract with its primary In Vitro Fertilization (“IVF”) drug rebate program was cancelled, resulting in an 86.9% reduction in IVF revenues for the three months ended March 31, 2017, compared to March 31, 2016.  The total IVF revenues for the three months ended March 31, 2017 and 2016, respectively, were $789,033 and $6,008,321, or 40.2% and 81.1% of total revenues.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $1,601,006 for three months ended March 31, 2017 consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $1,572,964, and equipment and other costs related to the Company’s remote health care systems in the amount of $28,042.

Costs of sales in the amount of $6,125,679 for the three months ended March 31, 2016 consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

In August 2016, the Company’s contract with its primary IVF drug rebate program was cancelled, resulting in a 88.8% reduction in IVF costs and a 97.9% reduction in rebates for the three months ended March 31, 2017, compared to March 31, 2016.  The total IVF purchases for the three months ended March 31, 2017 and 2016, respectively, were $686,362 and $6,105,745, or 35.0% and 82.5% of total revenues and 42.9% and 99.7% of cost of sales. The total discontinued rebates received from the primary IVF drug rebate program for the three months ended March 31, 2017 and 2016, respectively, were $21,096 and $1,004,966, or 1.1% and 13.6% of total revenues and 1.3% and 16.4% of cost of sales.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		Variance
	March 31, 2017	March 31, 2016	3-month
Legal, accounting, and management services	$307,480	$386,642	$(79,162)
Stock compensation/stock option amortization	11,862	32,981	(21,119)
Salaries and fees, and related taxes and benefits	440,065	222,664	217,401
Depreciation and amortization	29,743	49,827	(20,084)
Rent expense-office	42,057	40,020	2,037
Travel, meals and entertainment	43,059	68,894	(25,835)
Publicity and promotion	20,187	105,194	(85,007)
Office supplies and miscellaneous expenses	196,687	155,411	41,276
Total general and administrative expenses	$1,091,140	$1,061,633	$29,507

During the three months ended March 31, 2017, the Company incurred operating expenses totaling $1,091,140, compared with $1,061,633 for the three months ended March 31, 2016. The increase in operating expenses of $29,507 is attributable to:

●a decrease in legal, accounting and management fees of $79,162, due to a decrease in legal fees of $191,243 resulting from a reduction in legal counsel time spent for pending litigation matters during 2017 compared to 2016; an increase in accounting and audit fees of $152,752 due to a change in auditors, resulting in 2016 and 2017 audit fees charged by the newly engaged audit firm in the current year; and a decrease in consulting fees of $45,000 resulting from a change in management; and an increase in miscellaneous management fees of $4,329; and

●a decrease in stock compensation/stock option amortization of $21,119 primarily due to the issuance of stock options in the current period resulting in amortization expense of $2,504; and a decrease in amortization expense of $23,623 resulting from the forfeiture of stock options granted in 2015; and

●an increase in salaries and fees, and related taxes and benefits of $217,651, primarily due to an increase in officer compensation of $82,500, staff compensation of $48,827, and related payroll taxes of $12,406, and a decrease in employee benefits of $1,200, resulting from only 5 months of expense in the prior year compared to 12 months of expense in the current year; and an increase in penalties on unpaid payroll and state income taxes of $44,474; and an increase in miscellaneous fees for outside services in the amount of $30,394; and

●a decrease in depreciation and amortization of $20,084, primarily due to fully depreciated assets, resulting in a decrease in depreciation of $406; and fully amortized intangible assets, resulting in a decrease in amortization of $20,834; and the acquisition of additional intangible assets, resulting in amortization expense of $1,156 during the current period compared to none for the same period in the prior year; and

●an increase in rent expense of $2,037 due to additional office space leased, resulting in an increase in rent of $2,037, compared to no such expense for the same period in the prior year; and

●a decrease in travel, meals and entertainment of $25,835, primarily due to a reduction in travel costs of $14,212, and meals and entertainment of $11,623 resulting from the reduction in pharmacy segment revenues; and

●a decrease in publicity and promotion of $85,007 primarily due to the cessation of certain IVF sales resulting in the reduction in IVF video development; and

●an increase in office supplies and miscellaneous expenses of $41,276, due to an increase in automobile expense of $975, bad debt expense of $30,288, bank and wire fees of $5,192, computer and internet costs of $8,932, pension plan contributions of $11,013, licenses and permits of $6,028, and communication costs of $2,878, and a decrease in insurance expense of $1,135, office expense of $10,878, parking of $4,086, repairs and maintenance of $4,160, and other general office expenses of $3,771, primarily resulting from the reduction in staff and general overhead due to decline in pharmacy operations.

Net Loss

During the three ended March 31, 2017, the Company incurred a net loss of $2,640,273, compared with a net loss of $1,892,975 for the three months ended March 31, 2016. The increase in net loss of $747,298 is primarily attributable to a decrease in revenue of $5,443,699, a decrease in in cost of goods sold of $4,524,673, a decrease in in sales, marketing and pharmacy expenses of $334,681, an increase in general and administrative expenses of $29,507, an increase in discount amortization of $30,000; and an increase in interest expense of $103,446.

Liquidity and Capital Resources

Working Capital			Increase
	At March 31, 2017	At December 31, 2016	(Decrease)
Current Assets	$974,376	$1,415,193	$(440,817)
Current Liabilities	5,275,113	4,410,253	846,860
Working Capital (Deficit)	$(4,282,737)	$(2,995,060)	$(1,287,677)

As at March 31, 2017, the Company had cash in the amount of $29,799 compared to $63,363 as of December 31, 2016.

The Company had a working capital deficit of $4,287,737 as of March 31, 2017, compared to a working capital deficit of $2,995,060 as of December 31, 2016. The increase in working capital deficit of $1,287,677 is primarily attributable to a decrease in cash of $33,564, a decrease in accounts receivable, net of allowance, of $252,410, a decrease in rebates receivable of $3,960, a decrease in inventory of $135,963, a decrease in employee advances of $3,502, a decrease in prepaid expenses of $11,418, an increase in accounts payable and accrued expenses of $751,384, a decrease in pension plan contribution payable of $8,460, and an increase in related party payables of $103,936.

Cash Flows	For the three months ended		Increase
	March 31, 2017	March 31, 2016	(Decrease)
Net cash used by operating activities	$(31,603)	$(341,018)	$309,415
Net cash used by investing activities	––	(45,384)	45,384
Net cash used by financing activities	(1,961)	(109,478)	107,517
Increase (decrease) in cash	$(33,564)	$(495,880)	$462,316

Cash Flows from Operating Activities

During the three months ended March 31, 2017, the Company used $31,603 of cash flow for operating activities compared with $341,018 for the three months ended March 31, 2016. The decrease in cash used by operating activities of $309,415 is primarily attributable to an increase in the net loss from operations of $747,298; an increase in discount amortization of $30,000; a decrease in depreciation and amortization of $20,084, stock compensation/stock option amortization of $21,119, and allowance for bad debt of $35,488; a decrease in the changes in inventories of $14,472, and pension plan contribution payable of $8,460; and an increase in the changes in accounts receivable of $59,581, prepaid expenses of $35,315, accounts payable and accrued expenses of $577,845, and related party payables of $453,595.

Cash Flows from Investing Activities

During the three months ended March 31, 2017 the Company used no cash flow for investing activities compared with $45,384 for the three months ended March 31, 2016. The decrease in cash used by investing activities is attributable to $45,384 in professional equipment purchased during the period in the prior year, compared to.no purchases made in the current year.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, the Company used $1,961 of cash flow from financing activities, compared with $109,478 for the three months ended March 31, 2016.  The decrease in cash flows used by financing activities of $107,517 is attributable to a decrease in proceeds from notes payable of $100,000; and an increase in repayments of notes payable of $56,517, proceeds from the issuance of preferred stock of $150,000, and proceeds from the issuance of common stock of $1,000.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale of prescription pharmaceuticals, and its remote healthcare sales and services.

During the three months ended March 31, 2017, the Company received $151,000 in funds from the issuance of common shares or other equity instruments, compared to none during the three months ended March 31, 2016.

As at March 31, 2017, related parties are due a total of $1,636,270, consisting of $264,420 in accrued compensation owed to officers; $79,596 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,292,254 in related party notes payable, of which $1,107,254 contain conversion features.

As of March 31, 2017, the Company has convertible promissory notes issued to its principals in the aggregate sum of $1,107,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 7% per annum, mature between December 31, 2015 to July 31, 2017, and contain repayment provisions to convert the debt into the Company’s common stock at a strike price of $0.10. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes, and was fully expensed in prior years. During the three months ended March 31, 2017, interest in the amount of $15,282 was expensed, of which $6,603 was paid to the note holders in cash.  As of March 31, 2017, a total of $143,602 in interest has been accrued.

The Company, through its wholly-owned subsidiary, RoxSan, issued two promissory notes to J. Michael Redmond in the principal sum of $197,000, for cash loans made to RoxSan for overhead requirements during the year ended December 31, 2016.  The notes bear interest at a rate of 5% per annum and mature October 14, 2016 and November 29, 2016.  During the year ended December 31, 2016, principal reductions were made in the aggregate of $12,000. At March 31, 2017, principal in the amount of $185,000 remains. During the three months ended March 31, 2017, interest in the amount of $2,281 was expensed.  As of March 31, 2017, a total of $4,854 in interest has been accrued.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $22,536,908, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited interim consolidated financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the unaudited interim consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s unaudited interim consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its consolidated financial statements.

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

As of March 31, 2017, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2017 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

●Control of Funds Dispute / US Postal Interference

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

All legal matters are currently pending.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B Preferred Stock at $5.00 per share to a related party, for cash in the amount of $150,000. The shares are convertible into common stock at a ratio of 20 common shares for each preferred share held, and include 50% warrant coverage at an exercise price of $0.75 for a period of two (2) years.  Dividends are payable semi-annually at a rate of 10% per annum.

On March 16, 2017, in connection with a certain related party convertible promissory note in the amount of $250,000 and accrued interest of $7,954, the Company issued 1,228,346 shares of its restricted common stock at a conversion rate of $0.21 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(4)	Instruments Defining the Rights of Security Holders
4.1	2015 Incentive Compensation Plan	Filed with the SEC on July 11, 2018 as part of the Company’s Annual Report on Form 10-K.
4.2	2016 Incentive Compensation Plan	Filed with the SEC on July 11, 2018 as part of the Company’s Annual Report on Form 10-K.
4.3	Form of 12% Senior Secured Convertible Note dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
4.4	Form of Security Agreement dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
4.5	Form of Piggyback Registration Rights Agreement dated June 18, 2018	Filed with the SEC on June 22, 2018 as part of the Company’s Current Report on Form 8-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARALLAX HEALTH SCIENCES, INC.

Dated: August 24, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer, and Director

Dated: August 24, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer