Form 10-Q
period 2017-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2018-08-29
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

147,685,660 common shares issued and outstanding as of August 29, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2017, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016, on Form 10-K, as filed with the Securities and Exchange Commission on July 11, 2018.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,478	$63,363
Accounts receivable, net	185,437	765,785
Rebates receivable	52,480	72,030
Inventories	164,726	410,148
Employee advances	6,700	11,002
Prepaid expenses	53,869	92,865
Total current assets	472,690	1,415,193

Loans receivable-long-term	169,902	169,902
Property and equipment, net	24,682	39,359
Intangible assets, net	2,517,924	191,727
Goodwill	785,060	785,060
Deposits	22,750	22,750

TOTAL ASSETS	$3,993,008	$2,623,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,956,371	$3,974,351
Pension plan contribution payables	5,806	10,822
Note payable, related party	185,000	185,000
Related party payables	578,020	240,080
Total current liabilities	5,725,197	4,410,253

Long term liabilities
License fees payable, net of unamortized discount	1,610,000	540,000
Royalties payable	1,000,000	200,000
Notes and loans payable, unsecured	95,975	95,975
Note payable, convertible	144,000	144,000
Notes payable, related party, convertible	1,207,254	1,357,254
Note payable, secured, net of unamortized discount	15,816,007	13,450,390
Total long term liabilities	19,873,236	15,787,619
Total liabilities	25,598,433	20,197,872

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	864	834
863,691 and 833,691 issued and outstanding
at June 30, 2017, and December 31, 2016, respectively
Common stock, $.001 par, 250,000,000 shares authorized,	113,810	107,067
113,810,428 and 107,066,774 issued and outstanding
at June 30, 2017, and December 31, 2016, respectively
Additional paid in capital-preferred	665,803	515,833
Additional paid in capital-common	2,978,359	1,700,612
Subscriptions receivable	(342)	(1,592)
Accumulated deficit	(25,363,919)	(19,896,635)
Total stockholders' deficit	(21,605,425)	(17,573,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,993,008	$2,623,991

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$803,574	$6,812,592	$2,764,534	$14,217,251
Cost of sales	707,478	6,050,647	2,308,484	12,176,326
Gross profit	96,096	761,945	456,050	2,040,925

Sales, marketing, and pharmacy expenses	228,103	353,427	528,888	988,893
General and administrative expenses	1,055,902	965,087	2,147,042	2,026,720

Operating loss	(1,187,909)	(556,569)	(2,219,880)	(974,688)

Other income (expenses)
Discount amortization	(1,315,000)	(1,275,000)	(2,620,000)	(2,550,000)
Interest expense, net of interest income	(324,102)	(188,597)	(627,404)	(388,453)
Total other income (expenses)	(1,639,102)	(1,463,597)	(3,247,404)	(2,938,453)

Net loss	$(2,827,011)	$(2,020,166)	$(5,467,284)	$(3,913,141)

Net (loss) per common share - basic	$(0.025)	$(0.017)	$(0.050)	$(0.032)
Net (loss) per common share - diluted	(0.018)	(0.013)	(0.035)	(0.025)

Weighted average common shares outstanding - basic	111,422,546	120,566,774	109,358,489	120,566,774
Weighted average common shares outstanding - diluted	157,463,485	156,910,123	155,399,428	156,910,123

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(5,467,284)	$(3,913,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,980	103,179
Stock compensation/stock option amortization	173,507	65,984
Discount amortization	2,620,000	2,550,000
Allowance for bad debt	60,620	23,935
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	543,580	(12,672)
Decrease in inventories	245,422	367,495
Decrease in prepaid expenses	38,996	21,051
Increase in accounts payable and accrued expenses	912,007	745,481
Decrease in pension plan contribution payable	(5,016)	––
Increase (decrease) in related party payables	443,686	(260,568)
Net cash used by operating activities	(323,502)	(309,256)

Cash flows from investing activities:
Purchase of professional equipment	––	(83,853)
Net cash used by investing activities	––	(83,853)

Cash flows from financing activities:
Proceeds from notes payable	––	100,000
Repayment of notes payable	(184,383)	(444,412)
Proceeds from convertible notes payable, related party	300,000	––
Proceeds from issuance of preferred shares	150,000	––
Proceeds from issuance of common shares	1,500	––
Proceeds from issuance of common shares for acquisition of intangible assets	2,500	––
Net cash provided (used) by financing activities	269,617	(344,412)

Net decrease in cash	(53,885)	(737,521)
Cash - beginning of period	63,363	912,399

Cash - end of period	$9,478	$174,878

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$2,620,000	$2,550,000
Conversion of convertible related party payable to common stock	$485,733	$––
Conversion of related party payables to non-related party payables	$105,746	$––
Common stock issued for acquisition of intangible assets	$622,500	$––
Acquisition of intangible assets	$2,422,500	$––
Liabilities assumed upon acquisition of intangible assets	$(1,800,000)	$––
Cancellation of common stock	$––	$11,459
Subscriptions receivable	$(342)	$(192)

SUPPLEMENTAL INFORMATION
Interest paid	$219,333	$62,254
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Parallax Health Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on personalized patient care through pharmacy services provided by RoxSan Pharmacy, Inc. (“RoxSan”), remote healthcare services provided by Parallax Health Management, Inc. (formerly Qolpom, Inc.) (“PHM”), behavioral healthcare services provided by Parallax Behavioral Health Inc. (“PBH”), and eventually through the Parallax Diagnostics Inc.'s medical diagnostic testing platform, which is capable of diagnosing and monitoring several health issues.

On January 20, 2017, the Company changed the name of its wholly-owned subsidiary, Qolpom, Inc., to Parallax Health Management, Inc.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc., a Delaware corporation.

On April 26, 2017, pursuant to a resolution of the Board of Directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, consideration to ProEventa for the acquisition of the intellectual property was:

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

On April 26, 2017, in conjunction with the ProEventa Agreement, the Company entered into a consulting agreement with James Gaynor, founder of ProEventa, that, among other things, provides for consideration to Mr. Gaynor as follows:

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

The Company’s business segments consist of: Retail Pharmacy Services (“RPS”), Remote Care Services(“RCS”), Behavioral Healthcare Services (“BHS”), and Corporate.

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

Remote Care Services (RCS)

PHM provides the healthcare industry’s first comprehensive remote patient monitoring system, which utilizes proprietary software and technology to bridge clinical behavioral science with technology and logistics across a variety of wellness and clinical devices, including both fitness and clinical applications, for payers, providers and clinical professionals.

PHM generates net revenues primarily through the licensing, installation and maintenance of its patented Qolpom Hub, an integrated, secure and scalable platform for collecting, transmitting and analyzing biometric data, as well as the sale of wireless medical devices and home monitoring kits.

Behavioral Healthcare Services (BHS)

In May 2017, the Company, through its subsidiary, Parallax Behavioral Health, Inc., acquired the intellectual property known as REBOOT, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies.  REBOOT is a software platform specifically designed to improve health treatment outcomes using proprietary behavioral technology systems, that enables its users and user groups to more effectively achieve goals within a prescribed timeline. Through a proprietary behavioral health intelligence engine, REBOOT powers decision support that can also be delivered securely to any internet connected device. The REBOOT software can be used by an individual or an organization of any size, with the potential to transform the cost of treating and managing chronic illnesses such as pulmonary-COPD-asthma, diabetes, obesity and cardiovascular disease, by effecting the modification of behavior in patients being treated for these chronic diseases.

PBH generates revenues primarily through licensing and subscription of the REBOOT software and systems. As of June 30, 2017, the  BHS segment had not yet begun full operations, generating limited test market sales.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $25,363,919, and a working capital deficit of $5,252,507, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), Parallax Behavioral Health, Inc., and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents. As at June 30, 2017, and December 31, 2016, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of June 30, 2017, and December 31, 2016, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 9 and 14 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of June 30, 2017, and December 31, 2016.

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

The activity in the allowance for doubtful accounts receivable for the six months and the year ended June 30, 2017, and December 31, 2016, respectively, is as follows:

	June 30, 2017	December 31, 2016
Beginning balance	$50,000	$8,412,853
Additions charged to bad debt expense for customer receivables and insurance claims	60,620	77,000
Allowance for doubtful collection of workers compensation claims	––	23,934
Write off of allowance for doubtful collection of customer receivables and insurance claims	(88,620)	(51,000)
Write off of allowance for doubtful collection of workers compensation claims	––	(8,402,787)

Ending balance	$22,000	$50,000

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

During the six months and the year ended June 30, 2017, and December 31, 2016, the allowance for doubtful collections of customer receivables and insurance claims not related to workers compensation increased by $60,620 and $77,000, respectively.

As of June 30, 2017, and December 31, 2016, the allowance for doubtful collections was $22,000 and $50,000, respectively.

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

Comprehensive Loss

As at June 30, 2017, and December 31, 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	For the six months ended
	June 30, 2017	June 30, 2016
Shipping, postage & messenger	$69,406	$125,659
Drivers salaries and fees	42,183	59,345
Total shipping and handling costs	$111,589	$185,004

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

As of June 30, 2017, the Company has not yet filed its 2013 through 2016 annual corporate income tax returns.  Due to the Company’s recurring losses and significant loss carryforward (Note 17), it is anticipated that no corporate income taxes are due for these periods. The Company intends to bring current these filings as soon as practicable.

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

In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”), Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting.   ASU 2017-09 clarifies and reduces both the (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	June 30, 2017	December 31, 2016
Insurance claims receivable	$63,375	$603,316
Workers compensation claims receivable	31,236	59,015
Customer receivables	112,826	153,454
Total accounts receivable	207,437	815,785

Less: allowance for doubtful accounts	(22,000)	(50,000)

Accounts receivable, net	$185,437	$765,785

As of June 30, 2017, and December 31, 2016, respectively, the Company was owed $185,437 and $815,785 in accounts receivable, consisting of $63,375 and $603,316 in insurance claims, $31,236 and $59,015 in workers compensation claims, and $112,826 and $153,454 in customer house account charges, for which payment has not yet received.

As of June 30, 2017, and December 31, 2016, respectively, $112,826 and $153,454 was owed from customers, consisting of $6,535 and $2,043 in services revenue, $68,287 and $93,731 in copayments, and $38,004 and $57,680 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.

During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, the allowance for doubtful collections of insurance claims increased by $60,620 and $77,000, respectively.  As of June 30, 2017, and December 31, 2016, the allowance for doubtful collection of these insurance claims was $22,000 and $50,000, respectively.

NOTE 4. LOANS RECEIVABLE

As of June 30, 2017, and December 31, 2016, loans receivable consists of $169,902 in monies owed to the Company from the former owner of RoxSan Pharmacy.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner and is part of the legal proceedings disclosed in Note 19. The Company is confident that it shall prevail in this matter.

NOTE 5. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	June 30, 2017	December 31, 2016
Appliances	$4,486	$7,160
Computer and office equipment	44,442	65,774
Furniture and fixtures	20,213	39,615
Leasehold improvements	18,731	104,357
Software	6,251	6,323
Medical devices and instruments	45,194	45,194
Sub-total	139,317	268,423
Less: accumulated depreciation	(114,635)	(99,958)
Less: impairment losses	––	(129,106)
Property and equipment, net	$24,682	$39,359

Impairment losses for the six months and the year ended June 30, 2017, and December 31, 2016, was $0 and $129,106, respectively.

Depreciation expense for the six months ended June 30, 2017 and 2016, was $14,677 and $19,013, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	June 30, 2017	December 31, 2016
Products and processes	$12,500	$12,500
Trademarks and patents / technology	377,000	72,500
Customer lists / relationships	280,000	280,000
Non-compete agreement	40,000	40,000
Marketing related	162,400	30,000
Software	1,985,600	––
Sub-total	2,857,500	435,000
Accumulated amortization	(339,576)	(243,273)
Intangible assets, net	$2,517,924	$191,727

On April 26, 2017, the Company, through its wholly owned subsidiary, Parallax Behavioral Health, Inc., acquired certain intangible assets at a cost of $2,422,500.

Amortization expense for the six months ended June 30, 2017 and 2016, was $96,303 and $84,166, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	June 30, 2017		December 31, 2016
Accounts payable-vendors	$1,885,352	[1]	$1,457,654
Credit cards payable	483,662		469,186
Factors payable	141,529		459,353
Income taxes payable	35,393		35,393
Payroll taxes payable	936,607		564,820
Accrued interest	1,350,757		942,685
Accrued payroll and payroll taxes	123,071		45,260

Total accounts payable and accrued expenses	$4,956,371		$3,974,351

[1]As of June 30, 2017, $105,746 has been reclassified from related party payables to accounts payable, resulting from a change in related parties (Note 10).

NOTE 8. PENSION PLAN

On June 1, 2016, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc. (the “Plan Sponsor”), adopted the RoxSan Pharmacy Inc. Profit Sharing Plan (the “Plan”).  The Plan is available to all RoxSan employees employed over three (3) months. Participants may make voluntary contributions, subject to plan limitations.  The Plan Sponsor provides matching contributions up to 4%, subject to plan limitations.  All contributions vest immediately.  For the six months and the year ended June 30, 2017, and December 31, 2016, respectively, the Plan Sponsor contributed $17,773 and $37,715 to the Plan. As of June 30, 2017, and December 31, 2016, respectively, contributions in the amount of $5,806 and $10,822 are payable.

NOTE 9. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2017	December 31, 2016
Notes and loans payable, unsecured
Loans payable	$11,900	$11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Note payable, convertible	144,000	144,000

Notes payable, secured, net of unamortized discount:
Note payable-merchant	965,544	1,095,920

Note payable-bank	45,464	99,470

Note payable	20,500,000	20,500,000
Less: unamortized discount	(5,695,000)	(8,245,000)
Note payable, net of unamortized discount	14,805,000	12,255,000
Total notes payable, secured, net of unamortized discount	15,816,008	13,450,390

Total notes and loans payable	$16,044,083	$13,690,365

As of June 30, 2017, and December 31, 2016, respectively, long-term non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans in the amount of $11,900 were for overhead requirements, and are unsecured and non-interest bearing.  The notes in the amount of $84,075 bear an interest rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of June 30, 2017, no demand has been made.  During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, interest in the amount of $3,619 and $7,320 was expensed. As of June 30, 2017, and December 31, 2016, respectively, a total of $47,751 and $44,132 in interest has been accrued and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

The Kasper Group, Ltd.	$144,000	7%	$55,425	$0.10 [1]	10/01/2019 [1]

[1] On July 31, 2018, the note was modified 1) to extend the note’s maturity to October 1, 2019, and 2) to change the conversion price from $0.25 to $0.10 per share.

As of June 30, 2017, and December 31, 2016, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share.[1] As of June 30, 2017, no demand for payment or conversion has been made. During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, interest in the amount of $4,998 and $10,107 was expensed.  As of June 30, 2017, and December 31, 2016, respectively, a total of $55,425 and $50,427 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 13).  The note bears interest at a rate of 6% per annum, and matures August 13, 2018 ("Maturity").  Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase due to fraudulent inducement and false representations and warranties of the seller at the time this note was issued.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the note has been recorded. During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, the Company expensed $2,550,000 and $5,100,000 in discount amortization.  As of June 30, 2017, and December 31, 2016, respectively, $5,695,000 and $8,245,000 in unamortized discount remains, to be amortized over the next 14 months, to the note's Maturity.  During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, interest in the amount of $396,346 and $607,398 has been expensed. As of June 30, 2017, and December 31, 2016, respectively, a total of $1,105,446 and $709,100, in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet. The Company is currently in litigation with the note holder/former owner of RoxSan, and is also evaluating this liability in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 19).

On October 9, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 6% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, payments totaling $190,376 and $854,481, representing $130,376 and $734,481 in principal and $60,000 and $120,000 in interest, have been made. As of June 30, 2017, and December 31, 2016, respectively, principal of $965,544 and $1,095,920, and unamortized loan fees of $35,807 and $95,807 remained.

On February 11, 2016, the Company was advanced $100,000 from a line of credit (“LOC”) with Bank of America.  The LOC bears interest at a rate of between 6.06% and 6.31% per annum, variable upon Prime Rate fluctuations, and matures July 25, 2017.  During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, principal payments in the amount of $54,006 and $530 were made, and interest in the amount of $2,383 and $4,693 was paid. As of June 30, 2017, and December 31, 2016, respectively, principal of $45,464 and $99,470 remained.

The future maturities of notes payable are summarized as follows:

Year	Principal
2017	$1,274,899	[2]
2018	20,500,000
	$21,774,899

[2] Includes notes payable on demand in the amount of $228,075

During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, interest on non-related party notes and loans payable in the amount of $404,963 and $749,518 has been expensed.  As at June 30, 2017, and December 31, 2016, respectively, a total of $1,208,622 and $803,659 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	June 30, 2017		December 31, 2016
Related party payables
Accrued compensation	$439,336	[1]	$198,700
Cash advances	138,684	[1]	41,380
Total related party payables	578,020		240,080

Note payable, related party	185,000		185,000
Notes payable, related party, convertible	1,207,254		1,357,254
Total notes payable	1,392,254		1,542,254

Total related party transactions	$1,970,274		$1,782,334

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables has been reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of June 30, 2017, $105,746 is included as part of accounts payable (Note 7) on the accompanying consolidated balance sheets. See Note 19 for additional information and legal proceedings related to Mr. Engert.

As at June 30, 2017, and December 31, 2016, respectively, related parties are due a total of $1,970,274 and $1,782,334, consisting of $439,336 and $198,700 in accrued compensation owed to officers; $138,684 and $41,380 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,392,254 and $1,542,254 in related party notes payable, of which $1,207,254 and $1,357,254 contain conversion features.

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B preferred Stock at $5.00 per share to a related party, for cash in the amount of $150,000 (Note 11).

On March 16, 2017, in connection with a related party convertible promissory note in the amount of $250,000 and accrued interest of $7,954, of which $6,422 and $1,532 was expensed during the six months and the year ended June 30, 2017, and December 31, 2016, respectively, the Company issued 1,228,346 shares of its restricted common stock at a conversion rate of $0.21 per share (Note 12).

On May 18, 2017, in connection with a related party convertible promissory note in the amount of $200,000 and accrued interest of $27,781, of which $3,781 and $24,000 was expensed during the six months and the year ended June 30, 2017, and December 31, 2016, respectively, the Company issued 2,277,808 shares of its restricted common stock at a conversion rate of $0.10 per share (Note 12).

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

J. Michael Redmond, President (former)	$576,154	5%	$76,220	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	331,100	7%	52,281	$0.10	12/31/2015
AvantGarde, LLC, Beneficial Owner	250,000	12.5%	5,655	$0.20	04/26/2018	[2]
Hamburg Investment Co., Beneficial Owner	50,000	12.5%	907	$0.20	05/08/2018	[2]
Total	$1,207,254		$134,973

[2]Upon maturity, the note was extended and amended.  See Note 19 for additional information.

On April 26, 2017, the Company issued a subordinate secured convertible promissory note in the principal sum of $250,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a price of $0.20 per share.  The note is secured by 1,500,000 shares of the Company’s restricted common stock. During the six months ended June 30, 2017, interest in the amount of $5,565 was expensed.  As of June 30, 2017, a total of $5,565 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On May 8, 2017, the Company issued a subordinate secured convertible promissory note in the principal sum of $50,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a price of $0.20 per share.  The note is secured by 250,000 shares of the Company’s restricted common stock. During the six months ended June 30, 2017, interest in the amount of $907 was expensed.  As of June 30, 2017, a total of $907 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of June 30, 2017, the Company has convertible promissory notes issued to its principals in the aggregate sum of $1,207,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 12.5% per annum, mature between December 31, 2015 to July 31, 2017, and contain repayment provisions to convert the debt into the Company’s common stock at a price of $0.10 per share. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes, and was fully expensed in prior years. During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, interest in the amount of $38,672 and $63,686 was expensed, of which $8,198 and $35,130 was paid to the note holders in cash.  As of June 30, 2017, and December 31, 2016, respectively, a total of $134,973 and $136,453 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 1, 2017, the Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance, and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. As of June 30, 2017, $111,730 in compensation has been accrued under this agreement and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 31, 2017, the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. issued a secured promissory note to Parallax Health Sciences, Inc. along with a Pledge and Security Agreement and Note Agreement of the same date, for funding, up to $2,000,000, to be disbursed to RoxSan upon request (the “Principal”).  The note bears interest at a rate of 3% per annum, is for a term of five (5) years, and is secured by all of RoxSan’s unencumbered assets.  Repayment of the Principal is to be made to Parallax in installments of up to $400,000 at the end of year 3; $400,001 up to $1,000,000 by the end of year 4; and the remainder of any unpaid Principal at the end of year 5, along with all accrued interest.  As of June 30, 2017, principal in the amount of $332,509 has been disbursed, and interest in the amount of $1,579 has been accrued.

During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, interest on related party notes payable in the amount of $47,040 and $66,259 was expensed. As of June 30, 2017, and December 31, 2016, respectively, a total of $142,134 and $139,026 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

As of June 30, 2017, and December 31, 2016, respectively, the Company had 863,691 and 833,691 shares of preferred stock issued and outstanding.

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

On May 17, 2017, in connection with the ProEventa Agreement dated April 26, 2017, the Company issued 2,500,000 shares of its restricted common stock. The shares, valued at $625,000, were issued for cash in the amount of $2,500.  As a result, $622,500 was recorded to paid in capital.

On May 17, 2017, in connection with a certain consulting agreement dated April 26, 2017, the Company issued 500,000 shares of its restricted common stock to the consultant for cash in the amount of $500, for services to be provided over a thirty-six (36) month period.  The shares were valued at $125,000, of which $124,500 was recorded to paid in capital, $6,916 was expensed, and $117,854 was deferred, to be amortized over the next thirty-five (35) months.

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

During the six months and the year ended June 30, 2017 and December 31, 2016, respectively, a total of $124,500 and $0 in deferred stock compensation was recorded, of which $6,916 and $0 was expensed. As of June 30, 3017 and December 31, 2016, respectively, there remains $117,854 and $0 in deferred stock compensation to be expensed over the next thirty-five (35) months.

As of June 30, 2017, and December 31, 2016, respectively, the Company had 113,810,428 and 107,066,774 common shares issued and outstanding.

NOTE 13. WARRANTS AND OPTIONS

As of June 30, 2017, and December 31, 2016, respectively, the Company had 1,126,785 and 15,362,491 warrants and 12,085,000 and 11,135,000 options issued and outstanding.

On January 23, 2017, in connection with the issuance of 30,000 shares of the Company’s Series B preferred stock, 300,000 warrants were issued.  The warrants are exercisable for a period of two (2) years at an exercise price of $0.75 per share of common stock.

On June 17, 2017, 14,535,706 warrants underlying 726,786 shares of preferred stock expired.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.41278	726,785	0.23	$300,000	$0.28174
$0.75000	400,000	1.53	300,000	$0.28161
	1,126,785		$600,000	$0.29405

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	15,362,491	$0.41278
Issued	300,000	$0.28614
Exercised	––	––
Expired / Forfeited	(14,535,706)	$0.27518
Outstanding at June 30, 2017	1,126,785	$0.29405

On April 26, 2017, in connection with a certain consulting agreement, the Company granted the consultant 1,000,000 options to purchase common shares at $0.25 for a period of three (3) years.  The options vest annually over a three (3) year period, and were valued at $220,900, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 2.5 years, expected volatility 1.97, risk free interest rate 1.46%, and dividend yield 0%.

On April 30, 2017, the Company granted key employees 1,980,000 options to purchase common shares at $0.05 for a period of five (5) years.  The options vest quarterly over a three (3) year period, and were valued at $472,030, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.97, risk free interest rate 1.84%, and dividend yield 0%.  Of the options granted, 840,000, valued at $200,260, were forfeited.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	3,250,000	1.25	$162,500	$0.08
$0.05	4,160,000	3.25	208,000	$0.08
$0.05	60,000	3.50	3,000	$0.06
$0.05	100,000	4.25	5,000	$0.08
$0.05	1,140,000	4.83	57,000	$0.09
$0.10	250,000	2.25	25,000	$0.06
$0.10	1,375,000	3.50	137,500	$0.10
$0.25	250,000	2.25	62,500	$0.06
$0.25	1,000,000	2.82	250,000	$0.10
$0.35	250,000	2.25	87,500	$0.07
$0.60	250,000	2.25	150,000	$0.08
	12,085,000		$1,148,000	$0.09

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	11,135,000	$0.08
Issued	2,980,000	$0.09
Exercised	(300,000)	$0.09
Expired / Forfeited	(1,730,000)	$0.09
Outstanding at June 30, 2017	12,085,000	$0.09

During the six months and the year ended June 30, 2017, and December 31, 2016, respectively, 2,980,000 and 2,160,000 options were issued, 300,000 and -0- options were exercised, -0- and 225,000 options expired, and 1,730,000 and -0- options were forfeited/cancelled. A total of $445,725 and $65,040 in deferred stock option compensation was recorded, and $109,341 and $154,017 in stock option compensation was expensed during the six months and the year ended June 30, 2017, and December 31, 2016, respectively.  There remains $565,528 and $232,909 in deferred compensation as of June 30, 2017, and December 31, 2016, respectively, to be expensed over the next 27 months.

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

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total
2017	$110,791	$29,209	$140,000
2018	207,958	53,549	261,507
	$318,749	$82,758	$401,507

Rent expense for the six months ended June 30, 2017 and 2016, respectively, was $214,016 and $215,667, including $29,234 and $29,209 of common area maintenance cost.

NOTE 16. CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At June 30, 2017, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the source of its receivables is primarily from insurance payers, from which a pre-approval of payment is provided at the time of sale. In addition, historically, there have been no significant unpaid customer receivables. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at June 30, 2017, and December 31, 2016. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Customer

The Company has one major insurance payer that accounted for approximately 82% and $1,604,570 and 75% and $9,101,422 of insurance payments received for the six months and the year ended June 30, 2017, and December 31, 2016, respectively.

The Company also has one major fertility clinic that accounted for approximately 1% and $5,460 and 8% and $1,320,957 of fertility sales for the six months and the year ended June 30, 2017, and December 31, 2016, respectively.

In August 2016, RoxSan’s contract with its primary fertility drug rebate program was terminated. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its fertility drug purchases, and RoxSan was unable to provide its customers with comparably priced fertility drugs.  This, among other things, caused the loss of its major customers.

Major Vendor

The Company has one major supplier that accounted for approximately 34% and $795,871 and 78% and $15,000,618 of cost of sales for the six months and the year ended June 30, 2017, and December 31, 2016, respectively. In July 2017, RoxSan’s contract with its primary drug supplier was terminated.

NOTE 17. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at June 30, 2017, and December 31, 2016, was as follows:

	June 30, 2017	December 31, 2016

Income (loss) before taxes	$(5,467,284)	$(13,160,859)
Statutory rate (Fed & State(s))	43%	43%

Computed expected tax payable (recovery)	$(2,342,200)	$(5,638,200)

Non-deductible expenses:
Impairment loss	––	1,720,900
Stock compensation/amortization of stock options	74,300	66,000
Discount amortization	1,122,400	2,184,800
Penalties	47,300	51,500
Other	3,600	34,800
Total non-deductible expenses	1,247,600	4,058,000

Change in valuation allowance	$1,094,600	$1,601,200

Reported income taxes:
Federal	$––	$––
State	––	21,000
Total	$––	$21,000

The significant components of deferred income tax assets and liabilities at June 30, 2017, and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016

Net operating loss carried forward	$8,558,900	$7,549,500

Bad debt allowance	8,800	19,900

Officers’ accrued compensation	62,600	44,300

Accrued related party interest	56,600	55,400

Valuation allowance	(8,686,900)	(7,669,100)

Net deferred income tax asset	$––	$––

The Company’s net operating losses are as follows:

Tax Year	Net Operating Loss	Expires
2008	$400	2028
2009	132,100	2029
2010	41,600	2030
2011	659,100	2031
2012	552,200	2032
2013	492,600	2033
2014	1,113,200	2034
2015	3,706,800	2035
2016	12,250,200	2036
2017-to date	2,534,000	2037

Total	$21,482,200

As at June 30, 2017, and December 31, 2016, respectively, the Company had approximately $21,482,200 and $18,948,200 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 18. SEGMENT REPORTING

As of June 30, 2017, the Company’s business segments consisted of: Retail Pharmacy Services, Remote Care Services, Behavioral Healthcare, and Corporate. See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment	Remote Care (1) Segment	Behavioral (2) Healthcare Segment	Corporate Segment	Consolidated Totals

June 30, 2017
Revenue	$2,724,032	$40,502	$––	$––	$2,764,534
Gross profit (loss)	484,301	(28,251)	––	––	456,050
Operating loss	(884,755)	(497,641)	(128,184)	(709,300)	(2,219,880)
Depreciation and amortization	35,510	3,454	64,545	832	104,341
Interest expense, net of interest income	(179,840)	(146)	––	(447,418)	(627,404)
Impairment loss	––	––	––	-	-
Discount amortization	––	(70,000)	––	(2,550,000)	(2,620,000)
Total assets	692,850	931,466	2,351,316	17,376	3,993,008
Goodwill	––	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––	––

June 30, 2016
Revenue	$14,217,251	$––	$––	$––	$14,217,251
Gross profit	2,040,925	––	––	––	2,040,925
Operating loss	(401,444)	––	––	(573,244)	(974,688)
Depreciation and amortization	99,269	––	––	3,910	13,179
Interest expense	67,092	––	––	321,361	388,453
Discount amortization	––	––	––	2,550,000	2,550,000
Total assets	7,216,040	––	––	19,919	7,235,959
Goodwill	3,887,818	––	––	––	3,887,818
Additions to property and equipment	83,853	––	––	––	83,853

(1)Remote Care Services Segment commenced September 20, 2016

(2)Behavioral Healthcare Segment commenced March 22, 2017

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2017, and has determined that there have been no events that would require disclosure, except for the following:

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

On July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. Parallax Health Management, Inc, and Parallax Behavioral Health, Inc.

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

Effective August 1, 2017, the Employment Agreement dated January 1, 2017 with Mr. Nathaniel Bradley, President of PHM, was superseded by a new agreement which was executed on November 30, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, valued at $750,000 and 100% vesting immediately, as well as options granted to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.

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

On April 26, 2018, the Company extended and amended the subordinate secured convertible promissory note dated April 26, 2017 in the principal sum of $250,000.  The amended note was issued for the principal sum of $281,500, to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures October 26, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

On May 8, 2018, the Company extended and amended the subordinate secured convertible promissory note dated May 8, 2017 in the principal sum of $50,000. The amended note was issued for the principal sum of $56,250, to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures November 8, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

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

On June 18, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to four accredited investors in the aggregate principal sum of $600,000.  The Notes bear interest at rate of 12% per annum, mature December 15, 2018, or earlier, contingent upon certain financing conditions, and contain a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Notes are secured by all of the Company’s personal property, and include warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

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

Included in the false representations made by the former owner were prescription revenues in excess of $8 million (and approximately $16 million prior to the change in ownership) related to workers compensation claims that the former owner warranted as collectible.  The insurance claims related to these prescriptions, which originated from and were provided to the pharmacy by the former owner's direct family members, were investigated by a third-party expert retained by the Company, and the claims were substantially identified as fraudulent.  The former owner's family member has been indicted by the Department of Justice for among other things, insurance fraud.

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

Disputes with Creditors/Vendors

●Action No. SC127712

On or about June 20, 2017, American Express Bank, FSB filed suit against RoxSan Pharmacy, Inc. in Superior Court of California, County of Los Angeles for an amount of $1,015,052. On or about June 27, 2017, American Express Travel Related Services Company, Inc. filed suit against RoxSan Pharmacy, Inc. in Supreme Court of New York, County of New York in the amounts of $153,500 and $273,500. On July 31, 2017, and August 16, 2017, respectively, the Company entered into stipulation and settlement agreements of these matters to make payments in lieu of further litigation at this time.

There are five (5) legal matters currently pending at this time.

*    *    *    *    *

ITEM 2. MANAGEMENT€ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As used in this quarterly report, the terms "we", "us", "our" and "Parallax" means Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), Parallax Behavioral Health, Inc., and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

●Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation, was formed by the Company in March 2017, and acquired the intellectual property known as REBOOT, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies.  REBOOT is a software platform specifically designed to improve health treatment outcomes through Internet-based and mobile behavioral technology systems that enable its users and user groups to more effectively achieve goals within a prescribed timeline. The REBOOT software can be used by an individual or an organization of any size, with the potential to transform the cost of treating and managing chronic illnesses such as Pulmonary-COPD-Asthma, Diabetes, and cardiovascular disease by effecting the modification of behavior in patients being treated for these chronic diseases.

The Company is currently implementing its development and marketing strategies to integrate the REBOOT system within the Parallax family of healthcare products and services.

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

Formation of Parallax Behavioral Health, Inc.

On March 22, 2017, the Company formed a wholly owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation.

On April 26, 2017, pursuant to a resolution of the board of directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, consideration to ProEventa for the acquisition of the intellectual property was:

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

On April 26, 2017, in conjunction with the ProEventa Agreement, the Company entered into a consulting agreement with James Gaynor, founder of ProEventa, that, among other things, provides for consideration to Mr. Gaynor as follows:

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

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Company's Board and the Board of its wholly-owned subsidiaries, RoxSan Pharmacy, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc.

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

Description of Business

Parallax Health Sciences, Inc. is an innovative biomedical health-care company headquartered in Santa Monica, California, which operates under four (4) divisions: Medical Diagnostics, Pharmaceuticals, and Remote Healthcare, and Behavioral Healthcare Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the Parallax value proposition as a whole.

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

Operating Segments

The Company's current business operations generate revenue through multiple economic models, ranging from cash payments and insurance reimbursements from pharmaceutical drug sales , to PHM’s initial remote patient monitoring activity, the deployment of its Good Health Outcomes Platform, and the sale of third-party vendor devices, as well as behavioral healthcare services provided through PBH’s REBOOT software systems.

Currently, the Company’s business segments consist of:

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

●Behavioral Healthcare

In May 2017, the Company, through its subsidiary, Parallax Behavioral Health, Inc., acquired the intellectual property known as REBOOT, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies.  REBOOT is a software platform specifically designed to improve health treatment outcomes using proprietary behavioral technology systems, that enables its users and user groups to more effectively achieve goals within a prescribed timeline. Through a proprietary behavioral health intelligence engine, REBOOT powers decision support that can also be delivered securely to any internet connected device. The software can be used by an individual or an organization of any size.

PBH generates revenues primarily through licensing and subscription of the REBOOT software and systems. As of June 30 30, 2017, the  BHS segment had not yet begun full operations, generating limited test market sales.

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

NOTE: The following sections of this quarterly report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), Parallax Behavioral Health, Inc., and RoxSan Pharmacy, Inc., unless otherwise indicated.

Balance Sheet

As at June 30, 2017, the Company had total assets of $3,993,008, compared with total assets of $2,623,991 at December 31, 2016. The increase in total assets of $1,369,017 is attributable to a decrease in cash of $53,885, a decrease in accounts receivable, net of allowance for doubtful accounts of $580,348, a decrease in rebates receivable of $19,550, a decrease in inventories of $245,422, a decrease in employee advances of $4,302, and a decrease in prepaid expenses of $38,996; an increase in intangible assets of $2,422,500, $14,677 of depreciation related to equipment, and $96,303 of amortization related to intangible assets.

As at June 30, 2017, the Company had total liabilities of $25,598,433, compared with total liabilities of $20,197,872 at December 31, 2016. The increase in total liabilities of $5,400,561 is attributable to an increase in accounts payable and accrued expenses of $982,020, a decrease pension plan contribution payable of $5,016, an increase in related party payables of $337,940, an increase in license fees and royalties payable of $1,870,000, decrease in related party convertible notes payable of $150,000 a decrease in secured notes payable of $184,383, and a decrease in unamortized discount of $2,550,000.

Results of Operations

The three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016

The financial information provided includes the accounts of the Company and its wholly owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), Parallax Behavioral Health, Inc., and RoxSan Pharmacy, Inc., on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$803,574	$6,812,592	$2,764,534	$14,217,251
Cost of sales	$707,478	$6,050,647	$2,308,484	$12,176,326
Gross profit (loss)	$96,096	$761,945	$456,050	$2,040,925
Sales, marketing, and pharmacy expenses	$228,103	$353,427	$528,888	$988,893
General and administrative expenses	$1,055,902	$965,087	$2,147,042	$2,026,720
Operating (loss)	$(1,187,909)	$(556,569)	$(2,219,880)	$(974,688)
Discount amortization	$(1,315,000)	$(1,275,000)	$(2,620,000)	$(2,550,000)
Interest and dividend income (expense)	$(324,102)	$(188,597)	$(627,404)	$(388,453)
Net loss	$(2,827,011)	$(2,020,166)	$(5,467,284)	$(3,913,141)

Revenue

Revenue in the amount of $803,574 for the three months ended June 30, 2017, consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $777,334, and contract fees and equipment sales related to the Company’s remote healthcare systems in the amount of $26,240.

Revenue in the amount of $6,812,592 for the three months ended June 30, 2016, consists of pharmaceutical sales related to the Company's pharmacy operations.

Revenue in the amount of $2,764,534 for the six months ended June 30, 2017, consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $2,724,032, and contract fees and equipment sales related to the Company’s remote healthcare systems in the amount of $40,502.

Revenue in the amount of $14,217,251 for the six months ended June 30, 2016, consists of pharmaceutical sales related to the Company's pharmacy operations.

In August 2016, the Company’s contract with its primary In Vitro Fertilization (“IVF”) drug rebate program was cancelled, resulting in an 92% reduction in IVF revenues for the six months ended June 30, 2017, compared to June 30, 2016.  The total IVF revenues for the six months ended June 30, 2017 and 2016, respectively, were $919,914 and $11,527,784, or 33.3% and 81.1% of total revenues.

As of June 30, 2017, the behavioral health segment had not commenced full operations. The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $707,478 for the three months ended June 30, 2017, consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $666,767, and equipment and other costs related to the Company’s remote health care systems in the amount of $40,710.

Costs of sales in the amount of $6,050,647 for the three months ended June 30, 2016, consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

Costs of sales in the amount of $2,308,484 for the six months ended June 30, 2017, consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $2,239,731, and equipment and other costs related to the Company’s remote healthcare systems in the amount of $68,753.

Costs of sales in the amount of $12,176,326 for the six months ended June 30, 2016, consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

In August 2016, the Company’s contract with its primary IVF drug rebate program was cancelled, resulting in a 93.4% reduction in IVF costs and a 98% reduction in rebates for the six months ended June 30, 2017, compared to June 30, 2016.  The total IVF purchases for the six months ended June 30, 2017 and 2016, respectively, were $765,844 and $6,105,745, or 27.7% and 81.8% of total revenues and 33.2% and 99.5% of cost of sales. The total discontinued rebates received from the primary IVF drug rebate program for the six months ended June 30, 2017 and 2016, respectively, were $33,982 and $1,674,831, or 1.2% and 11.8% of total revenues and 1.5% and 13.8% of cost of sales.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the six months ended		Variance
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	3-month	6-month
Legal, accounting, and management services	$174,511	$301,436	$481,991	$688,078	$(126,925)	$(206,087)
Stock compensation/stock option amortization	161,645	33,003	173,507	65,984	128,642	107,523
Salaries and fees, and related taxes and benefits	403,121	207,576	843,186	430,240	195,545	412,946
Depreciation and amortization	81,237	53,352	110,980	103,179	27,885	7,801
Rent expense-office	34,874	40,020	76,931	80,040	(5,146)	(3,109)
Travel, meals and entertainment	17,451	63,819	60,510	132,713	(46,368)	(72,203)
Publicity and promotion	181	90,430	20,368	195,624	(90,249)	(175,256)
Office supplies and miscellaneous expenses	182,882	175,451	379,569	330,862	7,431	48,707
Total general and administrative expenses	$1,055,902	$965,087	$2,147,042	$2,026,720	$90,815	$120,322

During the three months ended June 30, 2017, the Company incurred general and administrative expenses totaling $1,055,902, compared with $965,087 for the three months ended June 30, 2016. The increase in general and administrative expenses of $90,815 is attributable to:

●a decrease in legal, accounting and management fees of $126,925, due to a decrease in legal fees of $85,331 resulting from a reduction in legal counsel time spent for pending litigation matters during the current period compared to the same period in the prior year; an increase in accounting and audit fees of $7,688 due to a change in auditors; and a decrease in consulting fees of $45,000 resulting from a change in management; and a decrease in miscellaneous management fees of $4,282; and

●an increase in stock compensation/stock option amortization of $128,642 primarily due to the grant of restricted common stock in the current period, resulting in stock compensation expense of $6,916, and the exercise of stock options in the current period, resulting in stock compensation expense of $57,000, compared to none for the same period in the prior year; and the issuance of stock options in the current period resulting in an increase stock option amortization of $64,726; and

●an increase in salaries and fees, and related taxes and benefits of $195,545, primarily due to an increase in officer compensation of $51,250, staff compensation of $35,559, and related payroll taxes of $324, and an increase in employee benefits of $16,872; and an increase in penalties on unpaid payroll and state income taxes of $65,763; and an increase in miscellaneous fees for outside services in the amount of $25,777; and

●an increase in depreciation and amortization of $27,885, primarily due to fully depreciated assets, resulting in a decrease in depreciation of $3,930; and fully amortized intangible assets, resulting in a decrease in amortization of $41,667; and the acquisition of additional intangible assets, resulting in amortization expense of $73,482 during the current period compared to none for the same period in the prior year; and

●a decrease in rent expense of $5,146 due to a change in leased office space; and

●a decrease in travel, meals and entertainment of $46,368, primarily due to a reduction in travel costs of $26,678, and meals and entertainment of $19,690, resulting from the reduction in pharmacy segment operations; and

●a decrease in publicity and promotion of $90,249 primarily due to the cessation of certain IVF sales resulting in the reduction in IVF video development; and

●an increase in office supplies and miscellaneous expenses of $7,431, due to an increase in bad debt expense of $30,332, bank and wire fees of $8,634, pension plan contributions of $6,760, and communication costs of $3,522; and a decrease in automobile expense of $11,396, computer and internet costs of $2,035, insurance expense of $4,126, office expense of $13,766, parking of $5,706, repairs and maintenance of $2,820, licenses and permits of $10,383, and an increase in other general office expenses of $8,415, primarily resulting from the reduction in staff and general overhead due to decline in pharmacy operations.

During the six months ended June 30, 2017, the Company incurred general and administrative expenses totaling $2,147,042, compared with $2,026,720 for the six months ended June 30, 2016. The increase in general and administrative expenses of $120,322 is attributable to:

●a decrease in legal, accounting and management fees of $206,087, due to a decrease in legal fees of $276,574 resulting from a reduction in legal counsel time spent for pending litigation matters during the current period compared to the same period in the prior year; an increase in accounting and audit fees of $160,440 due to a change in auditors, resulting in 2016 and 2017 audit fees charged by the newly engaged audit firm in the current period; and a decrease in consulting fees of $90,000 resulting from a change in management; and a decrease in miscellaneous management fees of $47; and

●an increase in stock compensation/stock option amortization of $107,523 primarily due to the grant of restricted common stock in the current period, resulting in stock compensation expense of $7,166, and the exercise of stock options in the current period, resulting in stock compensation expense of $57,000, compared to none for the same period in the prior year; and the issuance of stock options in the current period resulting in an increase stock option amortization of $43,357; and

●an increase in salaries and fees, and related taxes and benefits of $412,946, primarily due to an increase in officer compensation of $133,750, staff compensation of $84,386, and related payroll taxes of $12,730, and an increase in employee benefits of $15,672; and an increase in penalties on unpaid payroll and state income taxes of $110,237; and an increase in miscellaneous fees for outside services in the amount of $56,171; and

●an increase in depreciation and amortization of $7,801, primarily due to fully depreciated assets, resulting in a decrease in depreciation of $4,336; and fully amortized intangible assets, resulting in a decrease in amortization of $62,501; and the acquisition of additional intangible assets, resulting in amortization expense of $74,638 during the current period compared to none for the same period in the prior year; and

●a decrease in rent expense of $3,109 due to a change in leased office space; and

●a decrease in travel, meals and entertainment of $72,203, primarily due to a reduction in travel costs of $42,186, and meals and entertainment of $30,017, resulting from the reduction in pharmacy segment operations; and

●a decrease in publicity and promotion of $90,249 primarily due to the cessation of certain IVF sales resulting in the reduction in IVF video development; and

●an increase in office supplies and miscellaneous expenses of $48,707, due to an increase in bad debt expense of $60,620, bank and wire fees of $13,825, computer and internet costs of $6,897, pension plan contributions of $17,773, and communication costs of $6,400; and a decrease in automobile expense of $10,421, insurance expense of $5,261, office expense of $24,645, parking of $9,792, repairs and maintenance of $6,980, licenses and permits of $4,355, and an increase in other general office expenses of $4,646, primarily resulting from the reduction in staff and general overhead due to decline in pharmacy operations.

Net Loss

During the six months ended June 30, 2017, the Company incurred a net loss of $5,467,284, compared with a net loss of $3,913,141 for the six months ended June 30, 2016. The increase in net loss of $1,554,143 is primarily attributable to a decrease in revenue of $11,452,717, a decrease in in cost of goods sold of $9,867,842, a decrease in in sales, marketing and pharmacy expenses of $460,005, an increase in general and administrative expenses of $120,322, an increase in discount amortization of $70,000; and an increase in interest expense, net of interest income, of $238,951.

Liquidity and Capital Resources

Working Capital			Increase
	At June 30, 2017	At December 31, 2016	(Decrease)
Current Assets	$472,690	$1,415,193	$(942,503)
Current Liabilities	5,725,197	4,410,253	1,314,944
Working Capital (Deficit)	$(5,252,507)	$(2,995,060)	$(2,257,447)

As at June 30, 2017, the Company had cash in the amount of $9,478 compared to $63,363 as of December 31, 2016.

The Company had a working capital deficit of $5,252,507 as of June 30, 2017, compared to a working capital deficit of $2,995,060 as of December 31, 2016. The increase in working capital deficit of $2,257,447 is primarily attributable to a decrease in cash of $53,885, a decrease in accounts receivable, net of allowance, of $580,348, a decrease in rebates receivable of $19,550, a decrease in inventory of $245,422, a decrease in employee advances of $4,302, a decrease in prepaid expenses of $38,996, an increase in accounts payable and accrued expenses of $982,020, a decrease in pension plan contribution payable of $5,016, and an increase in related party payables of $337,940.

Cash Flows
	For the six months ended		Increase
	June 30, 2017	June 30, 2016	(Decrease)
Net cash used by operating activities	$(323,502)	$(309,256)	$(14,246)
Net cash used by investing activities	––	(83,853)	83,853
Net cash provided (used) by financing activities	269,617	(344,412)	614,029
Increase (decrease) in cash	$(53,885)	$(737,521)	$683,636

Cash Flows from Operating Activities

During the six months ended June 30, 2017, the Company used $323,502 of cash flow for operating activities compared with $309,256 for the six months ended June 30, 2016. The increase in cash used by operating activities of $14,246 is primarily attributable to an increase in the net loss from operations of $1,554,143; an increase in decrease in depreciation and amortization of $7,801, stock compensation/stock option amortization of $107,523, discount amortization of $70,000; and allowance for bad debt of $36,685; a decrease in the changes in inventories of $122,073, and pension plan contribution payable of $5,016; and an increase in the changes in accounts receivable of $556,252, prepaid expenses of $17,945, accounts payable and accrued expenses of $166,526, and related party payables of $704,254.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, the Company used no cash flow for investing activities compared with $83,853 for the six months ended June 30, 2016. The decrease in cash used by investing activities is attributable to $83,853 in professional equipment purchased during the period in the prior year, compared to.no purchases made in the current year.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, the Company was provided with $269,617 of cash flow for financing activities, compared with using $344,412 for the six months ended June 30, 2016.  The increase in cash flows provided by financing activities of $614,029 is attributable to a decrease in proceeds from notes payable of $100,000; an increase in repayments of notes payable of $260,029, an increase in proceeds from related party convertible notes payable of $300,000, proceeds from the issuance of preferred stock of $150,000, and proceeds from the issuance of common stock of $3,500.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale of prescription pharmaceuticals, and its remote healthcare sales and services.

During the six months ended June 30, 2017, the Company received $154,000 in funds from the issuance of common shares or other equity instruments, compared to none during the six months ended June 30, 2016.

As at June 30, 2017, related parties are due a total of $1,970,274, consisting of $544,337 in accrued compensation owed to officers; $139,429 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,392,254 in related party notes payable, of which $1,207,254 contain conversion features.

As of June 30, 2017, the Company has convertible promissory notes issued to its principals in the aggregate sum of $1,207,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 12.5% per annum, mature between December 31, 2015 to July 31, 2017, and contain repayment provisions to convert the debt into the Company’s common stock at a price of $0.10 per share. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes, and was fully expensed in prior years. During the six months ended June 30, 2017, interest in the amount of $38,672 was expensed, of which $8,198 was paid to the note holders in cash.  As of June 30, 2017, a total of $134,973 in interest has been accrued.

The Company, through its wholly-owned subsidiary, RoxSan, issued two promissory notes to J. Michael Redmond in the principal sum of $197,000, for cash loans made to RoxSan for overhead requirements during the year ended December 31, 2016.  The notes bear interest at a rate of 5% per annum and mature October 14, 2016 and November 29, 2016.  During the year ended December 31, 2016, principal reductions were made in the aggregate of $12,000. At June 30, 2017, principal in the amount of $185,000 remains. During the six months ended June 30, 2017, interest in the amount of $4,588 was expensed.  As of June 30, 2017, a total of $7,160 in interest has been accrued.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $25,363,919, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated unaudited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2017, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six month period ended June 30, 2017 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Included in the false representations made by the former owner were prescription revenues in excess of $8 million (and approximately $16 million prior to the change in ownership) related to workers compensation claims that the former owner warranted as collectible.  The insurance claims related to these prescriptions, which originated from and were provided to the pharmacy by the former owner's direct family members, were investigated by a third-party expert retained by the Company, and the claims were substantially identified as fraudulent.  The former owner's family member has been indicted by the Department of Justice for among other things, insurance fraud.

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

Disputes with Creditors/Vendors

●Action No. SC127712

On or about June 20, 2017, American Express Bank, FSB filed suit against RoxSan Pharmacy, Inc. in Superior Court of California, County of Los Angeles for an amount of $1,015,052.  On or about June 27, 2017, American Express Travel Related Services Company, Inc. filed suit against RoxSan Pharmacy, Inc. in Supreme Court of New York, County of New York in the amounts of $153,500 and $273,500.  On July 31, 2017, and August 16, 2017 respectively, the Company entered into stipulation and settlement agreements of these matters to make payments in lieu of further litigation at this time.

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

On May 17, 2017, in connection with the ProEventa Agreement dated April 26, 2017, the Company issued 2,500,000 shares of its restricted common stock. The shares, valued at $625,000, were issued for cash in the amount of $2,500.

On May 17, 2017, in connection with a certain consulting agreement dated April 26, 2017, the Company issued 500,000 shares of its restricted common stock to the consultant for cash in the amount of $500, for services to be provided over a thirty-six (36) month period.  The shares were valued at $125,000, of which $6,916 was expensed, and $117,854 was deferred, to be amortized over the next thirty-five (35) months.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: August 29, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer, and Director

Dated: August 29 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer