Form 10-Q/A
period 2017-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2018-08-31
CIK 1388410

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ending June 30, 2017, is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 29, 2018.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: August 30, 2018	/s/ Paul R. Arena
Paul R. Arena
President and Chief Executive Officer

Dated: August 30, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer