Form 10-Q
period 2017-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2018-08-31
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

147,685,660 common shares issued and outstanding as of August 31, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2017, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016, on Form 10-K, as filed with the Securities and Exchange Commission on July 11, 2018.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,119	$63,363
Accounts receivable, net	139,416	765,785
Rebates receivable	––	72,030
Inventories	125,048	410,148
Employee advances	12,031	11,002
Prepaid expenses	28,204	92,865
Total current assets	319,818	1,415,193

Loans receivable-long-term	169,902	169,902
Property and equipment, net	17,341	39,359
Intangible assets, net	2,408,435	191,727
Goodwill	785,060	785,060
Deposits	22,000	22,750

TOTAL ASSETS	$3,722,556	$2,623,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,229,865	$3,974,351
Pension plan contribution payables	5,884	10,822
Note payable	87,500	––
Notes payable, convertible	696,000	––
Note payable, related party	185,000	185,000
Related party payables	717,481	240,080
Total current liabilities	6,921,730	4,410,253

Long term liabilities
License fees payable, net of unamortized discount	1,650,000	540,000
Royalties payable	1,000,000	200,000
Notes and loans payable, unsecured	95,975	95,975
Note payable, convertible	144,000	144,000
Notes payable, related party, convertible	1,167,254	1,357,254
Note payable, secured, net of unamortized discount	17,090,866	13,450,390
Total long term liabilities	21,148,095	15,787,619
Total liabilities	28,069,825	20,197,872

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	864	834
863,691 and 833,691 issued and outstanding
at September 30, 2017, and December 31, 2016, respectively
Common stock, $.001 par, 250,000,000 shares authorized,	130,104	107,067
130,104,530 and 107,066,774 issued and outstanding
at September 30, 2017, and December 31, 2016, respectively
Additional paid in capital-preferred	665,803	515,833
Additional paid in capital-common	5,006,417	1,700,612
Subscriptions receivable	(592)	(1,592)
Accumulated deficit	(30,149,865)	(19,896,635)
Total stockholders' deficit	(24,347,269)	(17,573,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,722,556	$2,623,991

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$282,713	$5,591,659	$3,047,247	$19,808,910
Cost of sales	444,588	4,738,492	2,753,072	16,914,818
Gross profit	(161,875)	853,167	294,175	2,894,092

Sales, marketing, and pharmacy expenses	72,447	472,683	601,335	1,461,576
General and administrative expenses	2,926,948	1,067,314	5,073,990	3,094,034

Operating loss	(3,161,270)	(686,830)	(5,381,150)	(1,661,518)

Other income (expenses)
Discount amortization	(1,315,000)	(1,275,000)	(3,935,000)	(3,825,000)
Interest expense, net of interest/dividend income	(309,676)	(251,317)	(937,080)	(639,770)
Total other income (expenses)	(1,624.676)	(1,526,317)	(4,872,080)	(4,464,770)

Net loss	$(4,785,946)	$(2,213,147)	$(10,253,230)	$(6,126,288)

Net (loss) per common share - basic	$(0.037)	$(0.021)	$(0.088)	$(0.053)
Net (loss) per common share - diluted	(0.026)	(0.015)	(0.060)	(0.039)

Weighted average common shares outstanding - basic	129,822,471	107,392,861	116,254,776	116,143,416
Weighted average common shares outstanding - diluted	183,520,865	148,297,271	169,953,170	157,049.632

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(10,253,230)	$(6,126,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,810	157,820
Stock compensation/stock option amortization	2,177,608	134,687
Discount amortization	3,935,000	3,825,000
Allowance for bad debt	72,579	23,935
Changes in operating assets and liabilities:
Decrease in trade and other receivables	624,792	779,468
Decrease in inventories	285,100	302,949
(Increase) decrease in prepaid expenses	64,661	(34,136)
Increase in loans receivable	––	(213,379)
Decrease in other assets	750	––
Increase in accounts payable and accrued expenses	1,185,501	887,208
Increase (decrease) in pension plan contribution payable	(4,938)	6,882
Increase in related party payables	583,147	69,940
Net cash used by operating activities	(1,101,220)	(185,914)

Cash flows from investing activities:
Purchase of professional equipment	––	(91,073)
Net cash used by investing activities	––	(91,073)

Cash flows from financing activities:
Proceeds from notes payable	100,000	100,000
Repayment of notes payable	(197,024)	(629,085)
Proceeds from convertible notes payable	696,000	––
Proceeds from convertible notes payable, related party	300,000	––
Proceeds from issuance of preferred shares	150,000	––
Proceeds from issuance of common shares	1,500	5,000
Proceeds from issuance of common shares for acquisition of intangible assets	2,500	––
Net cash provided (used) by financing activities	1,052,976	(524,085)

Net decrease in cash	(48,244)	(801,072)
Cash - beginning of period	63,363	912,399

Cash - end of period	$15,119	$111,327

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$3,935,000	$3,825,000
Conversion of accounts payable into common stock	$15,000	$––
Conversion of convertible related party payable to common stock	$485,733	$––
Conversion of related party payables to non-related party payables	$105,746	$––
Common stock issued for acquisition of intangible assets	$622,500	$––
Acquisition of intangible assets	$2,422,500	$––
Liabilities assumed upon acquisition of intangible assets	$(1,800,000)	$––
Capitalization due to acquisition of subsidiary	$––	$285,000
Assets acquired upon acquisition of subsidiary	$––	$252,008
Liabilities assumed upon acquisition of subsidiary	$––	$(747,068)
Cancellation of common stock	$––	$20,000
Subscriptions receivable	$(342)	$(592)

SUPPLEMENTAL INFORMATION
Interest paid	$248,211	$131,767
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

PBH generates revenues primarily through licensing and subscription of the REBOOT software and systems. As of September 30, 2017, the  BHS segment had not yet begun full operations, generating limited test market sales.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $30,149,865, and a working capital deficit of $6,601,912, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. As at September 30, 2017, and December 31, 2016, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of September 30, 2017, and December 31, 2016, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 9 and 14 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of September 30, 2017, and December 31, 2016.

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

The activity in the allowance for doubtful accounts receivable for the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, is as follows:

	September 30, 2017	December 31, 2016
Beginning balance	$50,000	$8,412,853
Additions charged to bad debt expense for customer receivables and insurance claims	72,579	77,000
Allowance for doubtful collection of workers compensation claims	––	23,934
Write off of allowance for doubtful collection of customer receivables and insurance claims	(117,579)	(51,000)
Write off of allowance for doubtful collection of workers compensation claims	––	(8,402,787)

Ending balance	$5,000	$50,000

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

During the nine months and the year ended September 30, 2017, and December 31, 2016, the allowance for doubtful collections of customer receivables and insurance claims not related to workers compensation increased by $72,579 and $77,000, respectively.

As of September 30, 2017, and December 31, 2016, the allowance for doubtful collections was $5,000 and $50,000, respectively.

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

Comprehensive Loss

As at September 30, 2017, and December 31, 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	For the nine months ended
	September 30, 2017	September 30, 2016
Shipping, postage & messenger	$77,659	$188,714
Drivers salaries and fees	57,859	90,919
Total shipping and handling costs	$135,518	$279,633

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

As of September 30, 2017, the Company has not yet filed its 2013 through 2016 annual corporate income tax returns.  Due to the Company’s recurring losses and significant loss carryforward (Note 17), it is anticipated that no corporate income taxes are due for these periods. The Company intends to bring current these filings as soon as practicable.

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	September 30, 2017	December 31, 2016
Insurance claims receivable	$63,912	$603,316
Workers compensation claims receivable	31,236	59,015
Customer receivables	49,268	153,454
Total accounts receivable	144,416	815,785

Less: allowance for doubtful accounts	(5,000)	(50,000)

Accounts receivable, net	$139,416	$765,785

As of September 30, 2017, and December 31, 2016, respectively, the Company was owed $144,416 and $815,785 in accounts receivable, consisting of $63,912 and $603,316 in insurance claims, $31,236 and $59,015 in workers compensation claims, and $49,268 and $153,454 in customer house account charges, for which payment has not yet received.

As of September 30, 2017, and December 31, 2016, respectively, $49,268 and $153,454 was owed from customers, consisting of $9,876 and $2,043 in services revenue, $15,441 and $93,731 in copayments, and $23,951 and $57,680 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.

During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, the allowance for doubtful collections of insurance claims increased by $72,579 and $77,000, respectively.  As of September 30, 2017, and December 31, 2016, the allowance for doubtful collection of these insurance claims was $5,000 and $50,000, respectively.

NOTE 4. LOANS RECEIVABLE

As of September 30, 2017, and December 31, 2016, loans receivable consists of $169,902 in monies owed to the Company from the former owner of RoxSan Pharmacy.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner and is part of the legal proceedings disclosed in Note 19. The Company is confident that it shall prevail in this matter.

NOTE 5. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	September 30, 2017	December 31, 2016
Appliances	$4,486	$7,160
Computer and office equipment	44,442	65,774
Furniture and fixtures	20,213	39,615
Leasehold improvements	18,731	104,357
Software	6,251	6,323
Medical devices and instruments	45,194	45,194
Sub-total	139,317	268,423
Less: accumulated depreciation	(121,976)	(99,958)
Less: impairment losses	––	(129,106)
Property and equipment, net	$17,341	$39,359

Impairment losses for the nine months and the year ended September 30, 2017, and December 31, 2016, was $0 and $129,106, respectively.

Depreciation expense for the nine months ended September 30, 2017 and 2016, was $22,018 and $30,393, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	September 30, 2017	December 31, 2016
Products and processes	$12,500	$12,500
Trademarks and patents / technology	377,000	72,500
Customer lists / relationships	280,000	280,000
Non-compete agreement	40,000	40,000
Marketing related	162,400	30,000
Software	1,985,600	––
Sub-total	2,857,500	435,000
Accumulated amortization	(449,065)	(243,273)
Intangible assets, net	$2,408,435	$191,727

On April 26, 2017, the Company, through its wholly owned subsidiary, Parallax Behavioral Health, Inc., acquired certain intangible assets at a cost of $2,422,500.

Amortization expense for the nine months ended September 30, 2017 and 2016, was $205,792 and $127,427, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2017		December 31, 2016
Accounts payable-vendors	$1,754,992	[1]	$1,457,654
Credit cards payable	459,038		469,186
Factors payable	115,167		459,353
Income taxes payable	35,393		35,393
Payroll taxes payable	1,069,415		564,820
Accrued interest	1,610,093		942,685
Accrued payroll and payroll taxes	185,767		45,260

Total accounts payable and accrued expenses	$5,229,865		$3,974,351

[1]As of September 30, 2017, $105,746 has been reclassified from related party payables to accounts payable, resulting from a change in related parties (Note 10).

NOTE 8. PENSION PLAN

On June 1, 2016, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc. (the “Plan Sponsor”), adopted the RoxSan Pharmacy Inc. Profit Sharing Plan (the “Plan”).  The Plan is available to all RoxSan employees employed over three (3) months. Participants may make voluntary contributions, subject to plan limitations.  The Plan Sponsor provides matching contributions up to 4%, subject to plan limitations.  All contributions vest immediately.  For the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, the Plan Sponsor contributed $22,488 and $37,715 to the Plan. As of September 30, 2017, and December 31, 2016, respectively, contributions in the amount of $5,884 and $10,822 are payable.

NOTE 9. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2017	December 31, 2016
Short-term:
Note payable	$87,500	$––
Notes payable, convertible	696,000	––
Total short-term notes payable	783,500	––

Long-term:
Notes and loans payable, unsecured
Loans payable	11,900	11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Note payable, convertible	144,000	144,000

Notes payable, secured, net of unamortized discount:
Note payable-merchant	969,020	1,095,920

Note payable-bank	41,846	99,470

Note payable	20,500,000	20,500,000
Less: unamortized discount	(4,420,000)	(8,245,000)
Note payable, net of unamortized discount	16,080,000	12,255,000
Total notes payable, secured, net of unamortized discount	17,090,866	13,450,390
Total long-term notes and loans payable	17,330,841	13,690,365

Total notes and loans payable	$18,114,341	$13,690,365

On August 7, 2017, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc., entered into an Inventory Security Agreement (the “Agreement”) to be provided with financing in the amount of $100,000 to purchase inventory (the “Loan Amount”).  The Loan Amount is secured by the Company’s physical inventory, and provides for repayment over an eight (8) month period in equal monthly installments of $12,500.  In lieu of interest, the Company issued 800,000 warrants to purchase Parallax common stock for a term of three (3) years at an exercise price of $0.10 per share. During the nine months ended September 30, 2017, principal payments in the amount of $12,500 were made.  As of September 30, 2017, $87,500 in principal remained.

As of September 30, 2017, and December 31, 2016, respectively, long-term non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans in the amount of $11,900 were for overhead requirements, and are unsecured and non-interest bearing.  The notes in the amount of $84,075 bear an interest rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of September 30, 2017, no demand has been made.  During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, interest in the amount of $5,459 and $7,320 was expensed. As of September 30, 2017, and December 31, 2016, respectively, a total of $49,591 and $44,132 in interest has been accrued and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price		Term/Due

The Kasper Group, Ltd.	$144,000	7%	$57,966	$0.10	[1]	10/01/2019	[1]
Investor Group A	696,000	10%	8,447	$0.10		07/2020-09/2020
	$840,000		$66,413

[1] On July 31, 2018, the note was modified 1) to extend the note’s maturity to October 1, 2019, and 2) to change the conversion price from $0.25 to $0.10 per share.

As of September 30, 2017, and December 31, 2016, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share.[1] As of September 30, 2017, no demand for payment or conversion has been made. During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, interest in the amount of $7,539 and $10,107 was expensed.  As of September 30, 2017, and December 31, 2016, respectively, a total of $57,966 and $50,427 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

Between July 2017 and September 2017, the Company issued convertible promissory notes (“Convertible Notes”) to twenty-one (21) accredited investors (“Investor Group A”) for financing in the aggregate amount of $696,000.  The Convertible Notes include interest at a rate of 10% per annum, mature in three (3) years, and are convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage for a period of three (3) years at an exercise price of $0.25 per common share. During the nine months ended September 30, 2017, interest in the amount of $8,447 was expensed.  As of September 30, 2017, a total of $8,447 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc. (Note 13).  The note bears interest at a rate of 6% per annum, and matures August 13, 2018 ("Maturity").  Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase due to fraudulent inducement and false representations and warranties of the seller at the time this note was issued.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the note has been recorded. During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, the Company expensed $3,825,000 and $5,100,000 in discount amortization.  As of September 30, 2017, and December 31, 2016, respectively, $4,420,000 and $8,245,000 in unamortized discount remains, to be amortized over the next 11 months, to the note's Maturity.  During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, interest in the amount of $626,604 and $607,398 has been expensed. As of September 30, 2017, and December 31, 2016, respectively, a total of $1,335,704 and $709,100, in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet. The Company is currently in litigation with the note holder/former owner of RoxSan, and is also evaluating this liability in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 19).

On October 9, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 6% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, payments totaling $216,900 and $854,481, representing $126,900 and $734,481 in principal and $90,000 and $120,000 in interest, have been made. As of September 30, 2017, and December 31, 2016, respectively, principal of $969,020 and $1,095,920, and unamortized loan fees of $5,807 and $95,807 remained.

On February 11, 2016, the Company was advanced $100,000 from a line of credit (“LOC”) with Bank of America.  The LOC bore interest at a rate of between 6.06% and 6.31% per annum, variable upon Prime Rate fluctuations.  During 2017 and 2016, respectively, principal payments on the LOC in the amount of $50,028 and $530 were made. On April 11, 2017, the Company converted the unpaid balance of the LOC to a term loan in the principal sum of $49,442 (the “Loan).  The Loan bears interest at a rate of 6.23%, with monthly payments of principal and interest in the amount of $2,020, for a period of twenty-seven (27) months, maturing July 17, 2019.  During the nine months September 30, 2017, principal payments on the Loan in the amount of $7,595 were made. An aggregate of $57,623 and $530 in principal and $3,298 and $4,693 in interest was paid on the LOC and the Loan during the nine months and the year ended September 30, 2017, and December 31, 2016, respectively. As of September 30, 2017, and December 31, 2016, respectively, principal of $41,846 and $99,470 remained.

The future maturities of notes payable are summarized as follows:

Year	Principal
2017	$1,202,901	[2]
2018	20,587,500
2019	41,846
2020	696,000
	$22,528,247

[2] Includes notes payable on demand in the amount of $84,075

During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, interest on non-related party notes and loans payable in the amount of $648,049 and $749,518 has been expensed.  As at September 30, 2017, and December 31, 2016, respectively, a total of $1,451,708 and $803,659 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	September 30, 2017		December 31, 2016
Related party payables
Accrued compensation	$571,346	[1]	$198,700
Cash advances	146,135	[1]	41,380
Total related party payables	717,481		240,080

Note payable, related party	185,000		185,000
Notes payable, related party, convertible	1,167,254		1,357,254
Total notes payable	1,352,254		1,542,254

Total related party transactions	$2,069,735		$1,782,334

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables has been reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of September 30, 2017, $105,746 is included as part of accounts payable (Note 7) on the accompanying consolidated balance sheets. See Note 19 for additional information and legal proceedings related to Mr. Engert.

As at September 30, 2017, and December 31, 2016, respectively, related parties are due a total of $2,069,735 and $1,782,334, consisting of $571,346 and $198,700 in accrued compensation owed to officers; $146,135 and $41,380 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,352,254 and $1,542,254 in related party notes payable, of which $1,167,254 and $1,357,254 contain conversion features.

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B preferred Stock at $5.00 per share to a related party, for cash in the amount of $150,000 (Note 11).

On March 16, 2017, in connection with a related party convertible promissory note in the amount of $250,000 and accrued interest of $7,954, of which $6,422 and $1,532 was expensed during the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, the Company issued 1,228,346 shares of its restricted common stock at a conversion rate of $0.21 per share (Note 12).

On May 18, 2017, in connection with a related party convertible promissory note in the amount of $200,000 and accrued interest of $27,781, of which $3,781 and $24,000 was expensed during the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, the Company issued 2,277,808 shares of its restricted common stock at a conversion rate of $0.10 per share (Note 12).

On September 11, 2017, in connection with a related party convertible promissory note in the amount of $331,100, the note holder elected to convert a portion of the principal in the amount of $40,000.  As a result, the Company issued 400,000 shares of its restricted common stock at a conversion rate of $0.10 per share (Note 12), and the principal balance of the note was reduced to $291,100.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

J. Michael Redmond, President (former)	$576,154	5%	$83,481	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	291,100	7%	49,487	$0.10	12/31/2015
AvantGarde, LLC, Beneficial Owner	250,000	12.5%	13,442	$0.20	04/26/2018	[2]
Hamburg Investment Co., Beneficial Owner	50,000	12.5%	2,482	$0.20	05/08/2018	[2]
Total	$1,167,254		$148,892

[2]Upon maturity, the note was extended and amended.  See Note 19 for additional information.

On April 26, 2017, the Company issued a subordinate secured convertible promissory note in the principal sum of $250,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a price of $0.20 per share.  The note is secured by 1,500,000 shares of the Company’s restricted common stock. During the nine months ended September 30, 2017, interest in the amount of $5,565 was expensed.  As of September 30, 2017, a total of $13,442 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On May 8, 2017, the Company issued a subordinate secured convertible promissory note in the principal sum of $50,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a price of $0.20 per share.  The note is secured by 250,000 shares of the Company’s restricted common stock. During the nine months ended September 30, 2017, interest in the amount of $907 was expensed.  As of September 30, 2017, a total of $2,482 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of September 30, 2017, the Company has convertible promissory notes issued to its principals in the aggregate sum of $1,167,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 12.5% per annum, mature between December 31, 2015 to May 8, 2018, and contain repayment provisions to convert the debt into the Company’s common stock at a price of between $0.10 to $0.20 per share. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes, and was fully expensed in prior years. During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, interest in the amount of $61,081 and $63,686 was expensed, of which $16,688 and $35,130 was paid to the note holders in cash.  As of September 30, 2017, and December 31, 2016, respectively, a total of $148,892 and $136,453 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 1, 2017, the Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance, and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. Effective August 1, 2017, the Employment Agreement was superseded by a new agreement which was executed on November 30, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, valued at $750,000 and 100% vesting immediately, as well as options granted to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.  As of September 30, 2017, $132,172 in compensation has been accrued under this agreement, and is included as part of related party payables on the accompanying consolidated balance sheets.

On July 7, 2017, in connection with Mr. Arena’s appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, wherein Mr. Arena will serve as President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, Mr. Arena will receive a base compensation of $350,000 in year one, of which 30% shall be deferred until certain goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five (5) years, and vest when certain market share prices of the Company’s common stock are met.  As of September 30, 2017, $35,050 in compensation has been accrued under this agreement, and is included as part of related party payables on the accompanying consolidated balance sheets.

On January 31, 2017, the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. issued a secured promissory note to Parallax Health Sciences, Inc. along with a Pledge and Security Agreement and Note Agreement of the same date, for funding, up to $2,000,000, to be disbursed to RoxSan upon request (the “Principal”).  The note bears interest at a rate of 3% per annum, is for a term of five (5) years, and is secured by all of RoxSan’s unencumbered assets.  Repayment of the Principal is to be made to Parallax in installments of up to $400,000 at the end of year 3; $400,001 up to $1,000,000 by the end of year 4; and the remainder of any unpaid Principal at the end of year 5, along with all accrued interest.  As of September 30, 2017, principal in the amount of $884,576 has been disbursed, and interest in the amount of $3,081 has been accrued.

During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, interest on related party notes payable in the amount of $71,780 and $66,259 was expensed. As of September 30, 2017, and December 31, 2016, respectively, a total of $158,384 and $139,026 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

As of September 30, 2017, and December 31, 2016, respectively, the Company had 863,691 and 833,691 shares of preferred stock issued and outstanding.

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

On July 7, 2017, in connection with a certain executive employment agreement, the Company granted the executive 10,000,000 shares of its restricted common stock at $0.001 per share, of which 25% vest immediately, and the remaining vest over a period of twenty-four (24) months.  The shares were valued at $2,000,000, of which $1,990,000 was recorded to paid in capital, $507,500 was expensed, and $1,492,500 was deferred, to be amortized over the next twenty-four (24) months.

On July 21, 2017, in connection with a certain consulting agreement, the Company issued 1,000,000 shares of its restricted common stock to the consultant for services rendered.  The shares were valued at $270,000. As a result, $269,000 was recorded to paid in capital.

On August 1, 2017, in connection with a certain executive employment agreement, the Company issued 3,000,000 shares of its restricted common stock at $0.001 per share.  The shares were valued at $750,000.  As a result, $747,000 was recorded to paid in capital.

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

During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, a total of $2,749,250 and $0 in deferred stock compensation was recorded, of which $800,106 and $0 was expensed. As of September 30, 3017, and December 31, 2016, respectively, there remains $1,949,064 and $0 in deferred stock compensation to be expensed over the next thirty-two (32) months.

As of September 30, 2017, and December 31, 2016, respectively, the Company had 130,104,530 and 107,066,774 common shares issued and outstanding.

NOTE 13. WARRANTS AND OPTIONS

As of September 30, 2017, and December 31, 2016, respectively, the Company had 5,180,000 and 15,362,491 warrants and 20,675,000 and 11,135,000 options issued and outstanding.

On January 23, 2017, in connection with the issuance of 30,000 shares of the Company’s Series B preferred stock, 300,000 warrants were issued.  The warrants are exercisable for a period of two (2) years at an exercise price of $0.75 per share of common stock.

On June 17, 2017, 14,535,706 warrants underlying 726,786 shares of Series A preferred stock expired.

Between July 2017 and September 2017, in connection with certain convertible promissory notes issued to twenty-one (21) accredited investors (“Investor Group A”), 4,780,000 warrants were issued (Note 9).  The warrants are exercisable for a period of three (3) years at an exercise price of $0.25 per share of common stock.

On August 7, 2017, in connection with certain financing, 800,000 warrants were issued (Note 9).  The warrants are exercisable for three (3) years at an exercise price of $0.10 per share of common stock.

On September 30, 2017, 726,785 warrants underlying 36,339 shares of Series A preferred stock expired.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.75	400,000	1.30	$300,000	$0.28
$0.25	1,500,000	2.80	375,000	$0.30
$0.25	2,600,000	2.90	650,000	$0.27
$0.25	680,000	3.00	170,000	$0.27
	5,180,000		$1,495,000	$0.29

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	15,362,491	$0.41
Issued	5,080,000	$0.28
Exercised	––	––
Expired / Forfeited	(15,262,491)	$0.28
Outstanding at September 30, 2017	5,180,000	$0.29

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

On July 7, 2017, in connection with an executive employment agreement, the Company granted the executive 5,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest as follows: 25% immediately, and the remainder vest when certain market goals are met. The options were valued at $915,500 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.5 years, expected volatility 1.88, risk free interest rate 1.95%, and dividend yield 0%.

On July 10, 2017, the Company granted a key employee 90,000 options to purchase common shares at $0.05 for a period of three (3) years.  The options vest quarterly over a three (3) year period, and were valued at $24,230, using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 2.47, risk free interest rate 1.81%, and dividend yield 0%.

On August 1, 2017, in connection with an executive employment agreement, the Company granted the executive 1,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest annually over a three (3) year period, and were valued at $229,400 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.5 years, expected volatility 1.84, risk free interest rate 1.80%, and dividend yield 0%.

On September 20, 2017, in connection with the acquisition of PHM, the Company granted the sellers 2,500,000 options to purchase common shares as follows: 500,000 options at an exercise price of $0.10; 1,000,000 options at $0.15; and 1,000,000 options at $0.25. The options vest quarterly over a four (4) year period, and were valued at an aggregate of $65,000 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3 years, expected volatility 1.41, risk free interest rate 1.60%, and dividend yield 0%.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	3,250,000	1.00	$162,500	$0.08
$0.05	4,160,000	3.00	208,000	$0.09
$0.05	60,000	3.25	3,000	$0.06
$0.05	100,000	4.00	5,000	$0.08
$0.05	1,140,000	4.50	57,000	$0.09
$0.05	90,000	4.75	4,500	$0.14
$0.10	250,000	2.00	25,000	$0.06
$0.10	500,000	3.00	50,000	$0.14
$0.10	1,375,000	3.25	137,500	$0.10
$0.15	1,000,000	3.00	150,000	$0.14
$0.25	250,000	2.00	62,500	$0.06
$0.25	1,000,000	2.50	250,000	$0.10
$0.25	1,000,000	3.00	250,000	$0.15
$0.25	6,000,000	4.75	1,500,000	$0.14
$0.35	250,000	2.00	87,500	$0.07
$0.60	250,000	2.00	150,000	$0.08
	20,675,000		$3,102,500	$0.15

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	11,135,000	$0.08
Issued	11,570,000	$0.13
Exercised	(300,000)	$0.09
Expired / Forfeited	(1,730,000)	$0.12
Outstanding at September 30, 2017	20,675,000	$0.15

During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, 11,570,000 and 2,160,000 options were issued, 300,000 and 0 options were exercised, 0 and 225,000 options expired, and 1,730,000 and 0 options were forfeited/cancelled. A total of $1,679,765 and $65,040 in deferred stock option compensation was recorded, and $534,390 and $154,017 in stock option compensation was expensed during the nine months and the year ended September 30, 2017, and December 31, 2016, respectively.  There remains $1,374,098 and $232,909 in deferred compensation as of September 30, 2017, and December 31, 2016, respectively, to be expensed over the next 36 months.

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

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total

2017	$55,986	$14,604	$70,590
2018	207,958	53,549	261,507
	$263,944	$68,153	$401,507

Rent expense for the nine months ended September 30, 2017 and 2016, respectively, was $302,222 and $325,747, including $43,838 and $43,813 of common area maintenance cost.

NOTE 16. CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At September 30, 2017, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the source of its receivables is primarily from insurance payers, from which a pre-approval of payment is provided at the time of sale. In addition, historically, there have been no significant unpaid customer receivables. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at September 30, 2017, and December 31, 2016. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Customer

The Company has one major insurance payer that accounted for approximately 78% and $1,615,732 and 75% and $9,101,422 of insurance payments received for the nine months and the year ended September 30, 2017, and December 31, 2016, respectively.

The Company also has one major fertility clinic that accounted for approximately 1% and $5,460 and 8% and $1,320,957 of fertility sales for the nine months and the year ended September 30, 2017, and December 31, 2016, respectively.

In August 2016, RoxSan’s contract with its primary fertility drug rebate program was terminated. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its fertility drug purchases, and RoxSan was unable to provide its customers with comparably priced fertility drugs.  This, among other things, caused the loss of its major customers.

Major Vendor

The Company has one major supplier that accounted for approximately 32% and $876,266 and 78% and $15,000,618 of cost of sales for the nine months and the year ended September 30, 2017, and December 31, 2016, respectively. In July 2017, RoxSan’s contract with its primary drug supplier was terminated.

NOTE 17. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at September 30, 2017, and December 31, 2016, was as follows:

	September 30, 2017	December 31, 2016

Income (loss) before taxes	$(10,253,230)	$(13,160,859)
Statutory rate (Fed & State(s))	43%	43%

Computed expected tax payable (recovery)	$(4,392,500)	$(5,638,200)

Non-deductible expenses:
Impairment loss	––	1,720,900
Stock compensation/amortization of stock options	932,800	66,000
Discount amortization	1,685,800	2,184,800
Penalties	68,100	51,500
Other	4,100	34,800
Total non-deductible expenses	2,690,800	4,058,000

Change in valuation allowance	$1,701,700	$1,601,200

Reported income taxes:
Federal	$––	$––
State	––	21,000
Total	$––	$21,000

The significant components of deferred income tax assets and liabilities at September 30, 2017, and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016

Net operating loss carried forward	$8,958,700	$7,549,500

Bad debt allowance	2,000	19,900

Officers’ accrued compensation	227,600	44,300

Accrued related party interest	63,100	55,400

Valuation allowance	(9,251,400)	(7,669,100)

Net deferred income tax asset	$––	$––

The Company’s net operating losses are as follows:

Tax Year	Net Operating Loss	Expires
2008	$400	2028
2009	132,100	2029
2010	41,600	2030
2011	659,100	2031
2012	552,200	2032
2013	492,600	2033
2014	1,113,200	2034
2015	3,706,800	2035
2016	12,250,200	2036
2017-to date	3,537,700	2037

Total	$22,485,900

As at September 30, 2017, and December 31, 2016, respectively, the Company had approximately $22,485,900 and $18,948,200 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 18. SEGMENT REPORTING

As of September 30, 2017, the Company’s business segments consisted of: Retail Pharmacy Services, Remote Care Services, Behavioral Healthcare, and Corporate. See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment	Remote Care (1) Segment	Behavioral (2) Healthcare Segment	Corporate Segment	Consolidated Totals

September 30, 2017
Revenue	$2,976,607	$69,890	$750	$––	$3,047,247
Gross profit(loss)	333,661	(40,237)	750	––	294,175
Operating loss	(1,353,281)	(663,973)	(200,499)	(3,163,397)	(5,381,149)
Depreciation and amortization	42,851	5,752	-	1,248	49,851
Interest expense, net of interest/dividend income	(223,571)	(597)	––	(712,913)	(937,081)
Discount amortization	––	(110,000)	––	(3,825,000)	(3,935,000)
Total assets	516,886	941,523	580,903	19,606	2,058,918
Goodwill	––	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––	––

September 30, 2016
Revenue	$19,808,910	$––	$––	$––	$19,808,910
Gross profit	2,894,092	––	––	––	2,894,092
Operating loss	(743,437)	(23,865)	––	(894,216)	(1,661,518)
Depreciation and amortization	152,022	1,179	––	4,619	157,820
Interest expense, net of interest/dividend income	145,481	––	––	494,494	639,975
Discount amortization	––	––	––	3,825,000	3,825,000
Total assets	6,434,764	2,203,203	––	19,496	8,657,463
Goodwill	3,887,818	142,417	––	––	4,030,235
Additions to property and equipment	91,073	––	––	––	91,073

(1)Remote Care Services Segment commenced September 20, 2016

(2)Behavioral Healthcare Segment commenced March 22, 2017

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2017, and has determined that there have been no events that would require disclosure, except for the following:

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

On July 18, 2018, an amendment (the “Amendment”) was made to the Agreement to Purchase and Sell One Hundred Percent (100%) of the Issued and Outstanding Shares of Qolpom, Inc. and its Assets, Intellectual Property and Inventory dated August 31, 2016 (the “Agreement”). The Amendment modifies the Agreement’s Earn-Out consideration by basing any monies due under the Earn Out solely upon revenues generated, with no guaranteed minimum payment owed, thereby eliminating the $2,000,000 guaranteed payment previously owed by the Company.  The Amendment resulted in a change in the value of certain assets acquired and liabilities assumed as follows:

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

On August 28, 2018, in connection with certain convertible debt in the amount of $20,000 and accrued interest of $2,000, the Company issued 220,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $21,780 was recorded to paid in capital.

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

●Action No. SC125702:

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.  A trial date is currently set for December 2018.

●Action No. SC 124898:

The Company has initiated legal action against Melamed and filed a complaint, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, et al. v. Shahla Melamed, et al.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business. A trial date is currently set for December 2018.

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

*    *    *    *    *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACNIAL CONDITION AND RESULTS OF OPERATIONS

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

●The Target System is one-time learning process to perform all of its tests; and

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

Operating Segments

The Company's current business operations generate revenue through multiple economic models, ranging from cash payments and insurance reimbursements from pharmaceutical drug sales, to PHM’s initial remote patient monitoring activity, the deployment of its Good Health Outcomes Platform, and the sale of third-party vendor devices, as well as behavioral healthcare services provided through PBH’s REBOOT software systems.

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

PBH generates revenues primarily through licensing and subscription of the REBOOT software and systems. As of September 30, 2017, the  BHS segment had not yet begun full operations, generating limited test market sales.

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

Balance Sheet

As at September 30, 2017, the Company had total assets of $3,722,556, compared with total assets of $2,623,991 at December 31, 2016. The increase in total assets of $1,098,565 is attributable to a decrease in cash of $48,244, a decrease in accounts receivable, net of allowance for doubtful accounts of $626,369, a decrease in rebates receivable of $72,030, a decrease in inventories of $285,100, an increase in employee advances of $1,029, a decrease in prepaid expenses of $64,661, an increase in intangible assets of $2,422,500, $22,018 of depreciation related to equipment, $205,792 of amortization related to intangible assets, and a decrease in deposits of $750.

As at September 30, 2017, the Company had total liabilities of $28,069,825, compared with total liabilities of $20,197,872 at December 31, 2016. The increase in total liabilities of $7,871,953 is attributable to an increase in accounts payable and accrued expenses of $1,255,514, a decrease pension plan contribution payable of $4,938, an increase in notes payable of $87,500, an increase in convertible notes payable of $696,000, an increase in related party payables of $477,401, an increase in license fees and royalties payable of $1,910,000, a decrease in related party convertible notes payable of $190,000, a decrease in secured notes payable of $184,524, and a decrease in unamortized discount of $3,825,000.

Results of Operations

The three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016

The financial information provided includes the accounts of the Company and its wholly owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), Parallax Behavioral Health, Inc., and RoxSan Pharmacy, Inc., on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated.

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$282,713	$5,591,659	$3,047,247	$19,808,910
Cost of sales	$444,588	$4,738,492	$2,753,072	$16,914,818
Gross profit (loss)	$(161,875)	$853,167	$294,175	$2,894,092
Sales, marketing, and pharmacy expenses	$72,447	$472,683	$601,335	$1,461,576
General and administrative expenses	$2,926,948	$1,067,314	$5,073,990	$3,094,034
Operating (loss)	$(3,161,270)	$(686,830)	$(5,381,150)	$(1,661,518)
Discount amortization	$(1,315,000)	$(1,275,000)	$(3,935,000)	$(3,825,000)
Interest expense, net of interest and dividend income	$(309,676)	$(251,317)	$(937,080)	$(639,770)
Net loss	$(4,785,946)	$(2,213,147)	$(10,253,230)	$(6,126,288)

Revenue

Revenue in the amount of $282,713 for the three months ended September 30, 2017, consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $252,574, contract fees and equipment sales related to the Company’s remote healthcare systems in the amount of $29,389, and subscription revenue related to the REBOOT software in the amount of $750.

Revenue in the amount of $5,591,659 for the three months ended September 30, 2016, consists of pharmaceutical sales related to the Company's pharmacy operations.

Revenue in the amount of $3,047,247 for the nine months ended September 30, 2017, consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $2,976,607, contract fees and equipment sales related to the Company’s remote healthcare systems in the amount of $69,981, and subscription revenue related to the REBOOT software in the amount of $750.

Revenue in the amount of $19,808,910 for the nine months ended September 30, 2016, consists of pharmaceutical sales related to the Company's pharmacy operations.

In August 2016, the Company’s contract with its primary In Vitro Fertilization (“IVF”) drug rebate program was cancelled, resulting in an 92% reduction in IVF revenues for the nine months ended September 30, 2017, compared to September 30, 2016.  The total IVF revenues for the nine months ended September 30, 2017 and 2016, respectively, were $948,512 and $15,586,834, or 31.1% and 78.7% of total revenues.

As of September 30, 2017, the behavioral health segment had not commenced full operations. The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $444,588 for the three months ended September 30, 2017, consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $403,214, and equipment and other costs related to the Company’s remote health care systems in the amount of $41,374.

Costs of sales in the amount of $4,738,492 for the three months ended September 30, 2016, consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

Costs of sales in the amount of $2,753,072 for the nine months ended September 30, 2017, consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $2,642,944, and equipment and other costs related to the Company’s remote healthcare systems in the amount of $110,128.

Costs of sales in the amount of $16,914,818 for the nine months ended September 30, 2016, consists primarily of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations.

In August 2016, the Company’s contract with its primary IVF drug rebate program was cancelled, resulting in a 95% reduction in IVF costs and a 97.8% reduction in rebates for the nine months ended September 30, 2017, compared to September 30, 2016.  The total IVF purchases for the nine months ended September 30, 2017 and 2016, respectively, were $777,159 and $15,600,851, or 25.5% and 78.8% of total revenues and 28.2% and 92.2% of cost of sales. The total discontinued rebates received from the primary IVF drug rebate program for the nine months ended September 30, 2017 and 2016, respectively, were $42,448 and $1,925,076, or 1.4% and 9.7% of total revenues and 1.5% and 11.4% of cost of sales.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variance
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	3-month	6-month
Legal, accounting, and management services	$325,852	$349,155	$807,843	$1,037,033	$(23,303)	$(229,390)
Stock compensation/stock option amortization	2,004,101	68,703	2,177,608	134,687	1,935,398	2,042,921
Salaries and fees, and related taxes and benefits	324,981	281,615	1,168,167	711,856	43,366	456,311
Depreciation and amortization	116,830	54,641	227,810	157,820	62,189	69,990
Rent expense-office	19,677	40,020	96,608	120,060	(20,343)	(23,452)
Travel, meals and entertainment	3,540	44,591	64,050	177,304	(41,051)	(113,254)
Publicity and promotion	––	47,185	20,368	242,807	(47,185)	(222,439)
Office supplies and miscellaneous expenses	131,967	181,404	511,536	512,267	(49,437)	(731)
Total general and administrative expenses	$2,926,948	$1,067,314	$5,073,990	$3,094,034	$1,859,634	$1,979,956

During the three months ended September 30, 2017, the Company incurred general and administrative expenses totaling $2,926,948, compared with $1,067,314 for the three months ended September 30, 2016. The increase in general and administrative expenses of $1,859,634 is attributable to:

●a decrease in legal, accounting and management fees of $23,303, due to an increase in legal fees of $13,834; an increase in accounting and audit fees of $2,500 due to a change in auditors; an increase in management fees of $49,250 resulting from a change in management; and a decrease in miscellaneous management fees of $88,888; and

●an increase in stock compensation/stock option amortization of $1,935,398 primarily due to the grant of restricted common stock in the current period, resulting in an increase in stock compensation expense of $1,918,268, and stock options granted in the prior period, resulting in stock option amortization of $17,130 in the current period; and

●an increase in salaries and fees, and related taxes and benefits of $43,366, primarily due to a decrease in officer compensation of $45,326, an increase in staff compensation of $6,165, a decrease in related payroll taxes of $12,407, an increase in employee benefits of $4,050; an increase in penalties on unpaid payroll and state income taxes of $48,740; and an increase in miscellaneous fees for outside services in the amount of $42,144; and

●an increase in depreciation and amortization of $62,189, primarily due to fully depreciated assets, resulting in a decrease in depreciation of $4,039; and fully amortized intangible assets, resulting in a decrease in amortization of $41,666; and the acquisition of additional intangible assets, resulting in amortization expense of $107,894 during the current period compared to none for the same period in the prior year; and

●a decrease in rent expense of $20,343 due to a change in leased office space; and

●a decrease in travel, meals and entertainment of $41,051, primarily due to a reduction in travel costs of $25,362, and meals and entertainment of $15,689, resulting from the reduction in pharmacy segment operations; and

●a decrease in publicity and promotion of $47,185 primarily due to the cessation of certain IVF sales resulting in the reduction in IVF video development; and

●a decrease in office supplies and miscellaneous expenses of $49,437, due to an increase in bad debt expense of $3,937; and a decrease in automobile expense of $7,152, bank and wire fees of $8,252, computer and internet costs of $10,411, parking of $5,342, pension plan contributions of $15,356, and other general office expenses of $6,861, primarily resulting from the reduction in staff and general overhead due to decline in pharmacy operations.

During the nine months ended September 30, 2017, the Company incurred general and administrative expenses totaling $5,073,990, compared with $3,094,034 for the nine months ended September 30, 2016. The increase in general and administrative expenses of $1,979,956 is attributable to:

●a decrease in legal, accounting and management fees of $229,390, due to a decrease in legal fees of $262,740 resulting from a reduction in legal counsel time spent for pending litigation matters during the current period compared to the same period in the prior year; an increase in accounting and audit fees of $162,940 due to a change in auditors, resulting in 2016 and 2017 audit fees charged by the newly engaged audit firm in the current period; an increase in management fees of $94,250 resulting from a change in management, a decrease in consulting fees of $135,000 resulting from a change in consultants; and a decrease in miscellaneous management fees of $88,841; and

●an increase in stock compensation/stock option amortization of $2,042,921 primarily due to the grant of restricted common stock in the current period, resulting in an increase in stock compensation expense of $2,004,684, and stock options granted in the prior period, resulting in stock option amortization of $38,237 in the current period; and

●an increase in salaries and fees, and related taxes and benefits of $456,311, primarily due to an increase in officer compensation of $88,424, staff compensation of $90,551, and related payroll taxes of $323, and an increase in employee benefits of $19,722; and an increase in penalties on unpaid payroll and state income taxes of $158,977; and an increase in miscellaneous fees for outside services in the amount of 98,313; and

●an increase in depreciation and amortization of $69,990, primarily due to fully depreciated assets, resulting in a decrease in depreciation of $8,375; and fully amortized intangible assets, resulting in a decrease in amortization of $104,167; and the acquisition of additional intangible assets, resulting in amortization expense of $182,532 during the current period compared to none for the same period in the prior year; and

●a decrease in rent expense of $23,452 due to a change in leased office space; and

●a decrease in travel, meals and entertainment of $113,254, primarily due to a reduction in travel costs of $66,251, and meals and entertainment of $47,002, resulting from the reduction in pharmacy segment operations; and

●a decrease in publicity and promotion of $222,439 primarily due to the cessation of certain IVF sales resulting in the reduction in IVF video development; and

●a decrease in office supplies and miscellaneous expenses of $731, due to an increase in bad debt expense of $64,557, bank and wire fees of $5,573, pension plan contributions of $2,417, and communication costs of $6,320; and a decrease in automobile expense of $17,573, computer and internet costs of $3,514, insurance expense of $5,139, office expense of $29,925, parking of $15,134, repairs and maintenance of $6,741, licenses and permits of $3.923, and an increase in other general office expenses of $2,351, primarily resulting from the reduction in staff and general overhead due to decline in pharmacy operations.

Net Loss

During the nine months ended September 30, 2017, the Company incurred a net loss of $10,253,230, compared with a net loss of $6,126,288 for the nine months ended September 30, 2016. The increase in net loss of $4,126,942 is primarily attributable to a decrease in revenue of $16,761,663, a decrease in in cost of goods sold of $14,161,746, a decrease in in sales, marketing and pharmacy expenses of $860,241, an increase in general and administrative expenses of $1,979,956, an increase in discount amortization of $110,000, and an increase in interest expense, net of interest income, of $297,106.

Liquidity and Capital Resources

Working Capital			Increase
	At September 30, 2017	At December 31, 2016	(Decrease)
Current Assets	$319,818	$1,415,193	$(1,095,375)
Current Liabilities	6,921,730	4,410,253	2,511,477
Working Capital (Deficit)	$(6,601,912)	$(2,995,060)	$(3,606,852)

As at September 30, 2017, the Company had cash in the amount of $15,119 compared to $63,363 as of December 31, 2016.

The Company had a working capital deficit of $6,601,912 as of September 30, 2017, compared to a working capital deficit of $2,995,060 as of December 31, 2016. The increase in working capital deficit of $2,511,477 is primarily attributable to a decrease in cash of $48,244, a decrease in accounts receivable, net of allowance, of $626,369, a decrease in rebates receivable of $72,030, a decrease in inventory of $285,100, an increase in employee advances of $1,029, a decrease in prepaid expenses of $64,661, an increase in accounts payable and accrued expenses of $1,255,514, a decrease in pension plan contribution payable of $4,938, an increase in notes payable of $87,500, an increase in convertible notes payable of $696,000, and an increase in related party payables of $477,401.

Cash Flows	For the nine months ended		Increase
	September 30, 2017	September 30, 2016	(Decrease)
Net cash used by operating activities	$(1,101,220)	$(185,914)	$(915,306)
Net cash used by investing activities	––	(91,073)	91,073
Net cash provided (used) by financing activities	1,052,976	(524,085)	1,577,061
Increase (decrease) in cash	$(48,244)	$(801,072)	$752,828

Cash Flows from Operating Activities

During the nine months ended September 30, 2017, the Company used $1,101,220 of cash flow for operating activities compared with $185,914 for the nine months ended September 30, 2016. The increase in cash used by operating activities of $915,306 is primarily attributable to an increase in the net loss from operations of $4,126,942, an increase in depreciation and amortization of $69,990, stock compensation/stock option amortization of $2,042,921, discount amortization of $110,000, and allowance for bad debt of $48,644, a decrease in the changes in accounts receivable of $154,676, inventories of $17,849, and pension plan contribution payable of $11,820, and an increase in the changes in prepaid expenses of $98,797, loans receivable of $213,379, other assets of $750, accounts payable and accrued expenses of $298,293, and related party payables of $513,207.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, the Company used no cash flow for investing activities compared with $91,073 for the nine months ended September 30, 2016. The decrease in cash used by investing activities is attributable to $91,073 in professional equipment purchased during the period in the prior year, compared to.no purchases made in the current year.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, the Company was provided with $1,052,976 of cash flow for financing activities, compared with using $524,085 for the nine months ended September 30, 2016.  The increase in cash flows provided by financing activities of $1,577,061 is attributable to a decrease in repayments of notes payable of $432,061, an increase in proceeds from convertible notes payable of $696,000, an increase in proceeds from related party convertible notes payable of $300,000, proceeds from the issuance of preferred stock of $150,000, and a decrease in proceeds from the issuance of common stock of $1,000.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale of prescription pharmaceuticals, and its remote healthcare sales and services.

During the nine months ended September 30, 2017, the Company received $154,000 in funds from the issuance of common shares or other equity instruments, compared to $5,000 in proceeds during the nine months ended September 30, 2016.

As at September 30, 2017, related parties are due a total of $1,970,274, consisting of $571,346 in accrued compensation owed to officers; $146,135 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,352,254 in related party notes payable, of which $1,167,254 contain conversion features.

As of September 30, 2017, the Company has convertible promissory notes issued to its principals in the aggregate sum of $1,167,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 12.5% per annum, mature between December 31, 2015 to May 8, 2018, and contain repayment provisions to convert the debt into the Company’s common stock at a price of between $0.10 to $0.20 per share. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes, and was fully expensed in prior years. During the nine months ended September 30, 2017, interest in the amount of $61,081 was expensed, of which $16,688 was paid to the note holders in cash.  As of September 30, 2017, a total of $148,892 in interest has been accrued.

The Company, through its wholly-owned subsidiary, RoxSan, issued two promissory notes to J. Michael Redmond in the principal sum of $197,000, for cash loans made to RoxSan for overhead requirements during the year ended December 31, 2016.  The notes bear interest at a rate of 5% per annum and mature October 14, 2016 and November 29, 2016.  During the year ended December 31, 2016, principal reductions were made in the aggregate of $12,000. At September 30, 2017, principal in the amount of $185,000 remains. During the nine months ended September 30, 2017, interest in the amount of $6,919 was expensed.  As of September 30, 2017, a total of $9,492 in interest has been accrued.

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

As of September 30, 2017, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine month period ended September 30, 2017 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

●Action No. SC125702:

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.  A trial date is currently set for December 2018.

●Action No. SC 124898:

The Company has initiated legal action against Melamed and filed a complaint, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business. A trial date is currently set for December 2018.

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

On July 7, 2017, in connection with a certain executive employment agreement, the Company granted the executive 10,000,000 shares of its restricted common stock at $0.001 per share, of which 25% vest immediately, and the remaining vest over a period of twenty-four (24) months.  The shares were valued at $2,000,000, of which $1,990,000 was recorded to paid in capital, $507,500 was expensed, and $1,492,500 was deferred, to be amortized over the next twenty-four (24) months.

On July 21, 2017, in connection with a certain consulting agreement, the Company issued 1,000,000 shares of its restricted common stock to the consultant for services rendered.  The shares were valued at $270,000. As a result, $269,000 was recorded to paid in capital.

On August 1, 2017, in connection with a certain executive employment agreement, the Company issued 3,000,000 shares of its restricted common stock at $0.001 per share.  The shares were valued at $750,000.  As a result, $747,000 was recorded to paid in capital.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: August 31, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer, and Director

Dated: August 31, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer