Form 10-K
period 2017-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2018-09-10
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

146,425,660 common shares issued and outstanding as of September 7, 2018

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

As used in this annual report, the terms “the Company”, "we", "us", "our", and "Parallax" mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), RoxSan Pharmacy, Inc. and Parallax Behavioral Health, Inc., unless otherwise indicated.

CORPORATE OVERVIEW

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is (310) 899-4442.

The Company’s websites are at www.parallaxhealthsciences.com, www.parallaxdiagnostics.com, www.roxsan.com and www.parallaxhealthmanagement.com.

The Company is a reporting Company with its stock traded on the OTC Markets under the symbol “PRLX”. (OTCQB.PRLX).

Parallax Health Sciences, Inc. is an innovative biomedical health-care company headquartered in Santa Monica, California, with four divisions: Pharmaceuticals, Diagnostics, Remote Patient Monitoring and Behavioral Health. Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the Parallax value proposition as a whole.

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

The Company’s mission is simple; improving the quality of healthcare, while reducing costs.  The Parallax business was founded on its point of care diagnostic business, Parallax Diagnostics, Inc., in 2010, when Parallax acquired the right, title, and interest, through an exclusive License with Montecito BioSciences, Ltd. (“MBS”), to develop, manufacture and commercialize the Target System, an Immunoassay point-of-care diagnostic testing system. Concurrently, through an Assignment Agreement with MBS, Parallax acquired the right, title, and interest to twenty-six (26) FDA-cleared tests in the area of infectious disease, medical conditions, drugs of abuse, cardiac and pregnancy, that are designed to be utilized with the Target System.  In 2015, the Company acquired Parallax Health Management, Inc. to expand into the Telehealth and Remote Patient Monitoring market, and in 2017, Parallax Behavioral Health, Inc. was formed to incorporate the patented Platform for Optimizing Data Drive Outcomes, (the “Intrinsic Code”) technology (formerly REBOOT) into Parallax’s products and services.

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

RoxSan Pharmacy, Inc. (“RoxSan”), acquired in the 3rd quarter of 2015, is the Company’s 62-year-old, Beverly Hills, California based compound pharmacy that is licensed to operate in over 40 States.

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

Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation, was formed by the Company in 2017, and acquired the intellectual property known as REBOOT, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies.  In 2018, the Company rebranded the technology as Intrinsic Code (the “Intrinsic Code”), a software platform specifically designed to improve health treatment outcomes through Internet-based and mobile behavioral technology systems that enable its users and user groups to more effectively achieve goals within a prescribed timeline

Acquisition of Parallax Health Management, Inc. (formerly Qolpom, Inc.)

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

Pursuant to the Qolpom Agreement, in exchange for 100% of the Qolpom stock and 100% of Qolpom’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

●5,000,000 shares of the Company’s common stock; and

●2,500,000 options to purchase shares of the Company's common stock, to be granted one year from the Execution Date, and vesting over three (3) years, of which 500,000 are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

●10% of revenues generated from PHM business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

●3% of revenues generated from the sale of Qolpom hardware and monitoring service fees.

Formation of Parallax Behavioral Health, Inc.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation.

On April 26, 2017, pursuant to a resolution of the board of directors, the Company, through its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

●a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock; and

●a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

●a royalty agreement, providing for a royalty of 3% of the revenues generated from the intellectual property, ending at such time as Parallax has paid ProEventa $25,000,000; and

●a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

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

DESCRIPTION OF BUSINESS

Overview

The Company’s principal focus is on personalized patient care through pharmacy services provided by RoxSan, remote healthcare services provided by Parallax Health Management, Inc. (formerly Qolpom, Inc.), behavioral health systems provided by Parallax Behavioral Health, Inc., and eventually through the Parallax Diagnostics Inc.'s medical diagnostic testing platform, which holds the exclusive license, with rights and title to the Target System, an Immunoassay point-of-care diagnostic testing system and certain Target System point of care immunoassay diagnostic tests.

Parallax’s divisions are:

Medical Diagnostics	Parallax Diagnostics, Inc.	Point-of-care diagnostics Pre-revenue
Pharmaceuticals	RoxSan Pharmacy, Inc.	62-year-old Beverly Hills, CA pharmacy licensed in over 40 US states (1)
Remote Health Care	Parallax Health Management, Inc.	Patient-to-Medical regimen technology, remote patient monitoring and telehealth Generated just under $1 million during its initial trial campaign
Behavioral Health Systems	Parallax Behavioral Health, Inc.	Intrinsic Code technology Pre-revenue

Each of Parallax's divisions target a separate vertical market that complement each other and the Company's value proposition. In addition, the synergistic operational cross-over affords Parallax the ability to use built-in economies of scale across multiple operating platforms.

(1)During 2017, Parallax’s operations included RoxSan Pharmacy, Inc.  However, the pharmacy was forced to cease operations in December 2017 (see Corporate History and Legal Proceedings).

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

Behavioral health products include the proprietary behavioral health technology, Intrinsic Code, which powers decision support that can also be delivered securely to any internet connected device.  The software can be used by an individual or an organization of any size, with the potential to transform the cost of treating and managing chronic illnesses such as pulmonary-COPD-asthma, diabetes, and cardiovascular disease by effecting the modification of behavior in patients being treated for these chronic diseases.

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

As an example of the Company's cross-over and cross-pollination model, each of Parallax’s divisions can support each other:

●RoxSan Pharmacy sells its drugs to doctors in over 40 US states, approximately 3,500 doctors in its client data base, both active and non-active; and

●Parallax Health Management, Inc. can provide a range of after-care products and services, and can sell its telehealth and remote patient monitoring services directly to the doctors being sold compounded medications; and

●Parallax Diagnostics, Inc. the point-of-care testing and diagnostics division, will be able to sell their testing platforms and tests to the RoxSan doctors for use with their patients.

●Parallax Behavioral Health, Inc. can offer its software and Intrinsic Code technology systems to the Parallax clientele.

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

Operating Segments

Currently, the Company's business operations generate revenue through multiple economic models, ranging from cash payments, insurance reimbursements and pharmaceutical drug rebates derived from its compounding, retail and fertility business, to PHM’s initial remote patient monitoring activity, the deployment of its Good Health Outcomes Platform, integration of Intrinsic Code technology, and the sale of third-party vendor devices.

The Company’s 2017 operations included the following segments:

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

●Behavioral Health Systems

In April 2017, the Company, through its wholly-owned subsidiary, Parallax Behavioral Health, Inc., acquired the intellectual property known as REBOOT, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies.  In 2018, the Company rebranded the technology as Intrinsic Code, a software platform specifically designed to improve health treatment outcomes using proprietary behavioral technology systems, that enables its users and user groups to more effectively achieve goals within a prescribed timeline. Through the Company’s proprietary behavioral health technology, Intrinsic Code powers decision support that can also be delivered securely to any internet connected device. The software can be used by an individual or an organization of any size.

PBH generates revenues primarily through licensing and subscription of the Intrinsic Code technology platform and systems. As of December 31, 2017, the  BHS segment had not yet begun full operations, generating limited test market sales.

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

Point-of-care diagnostic kits typically consist of test strips that the healthcare provider applies a patient’s sample to and then reads the strip either visually or with an instrument in order to determine a result.  They are simple to use, fast, disposable and reliable within an acceptable range. More sensitive analytes or tests requiring quantitative analysis and definitive antibody screening needed in most situations, must be sent out to a diagnostic lab, and hours or days later results arrive. These tests are comparatively complex, expensive, and time consuming; only centralized diagnostic facilities can manage sample handling and the cost of instruments and reagents.  A point-of-care instrument that has the advantage of a test strip device in terms of ease of use and rapid results along with ELISA-like capabilities for major diseases would circumscribe diagnosis routinely within the course of a patient visit. This could disrupt the current model.  The Company is planning to develop just such a device that it intends to sell to doctors and healthcare providers.

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

The Company’s Target System (the system includes the VT-1000 Desktop Analyzer, the Target Antigen Detection Cartridge and associated reagents) technology addresses these limitations by applying sophisticated immunochemical and optical methods to detect and quantify analytes present in various human specimens, including blood, urine, and feces. Data indicates that sensitivity will be comparable to expensive and complicated laboratory-based analyzers. The Company believes that there is market potential for advanced POC diagnostic products that provide quick and accurate diagnosis during a patient visit, shortening the decision time to medical intervention and minimizing the need for additional patient follow-up, thereby reducing overall healthcare delivery costs.

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

The Company’s testing system is not limited to HIV or AIDS diagnostics. The test format has been applied in the past to viral and bacterial infections (e.g., Rubella, Rotavirus, Strep. A) and can be adapted towards other epidemics. Diseases like malaria, cholera, hepatitis, yellow fever, or West Nile virus and other viral diseases present increasing health threats to large populations in the world, with major existing problems at the stage of proper diagnosis.  The Company believes that it can adapt its VT-1000 Desktop Analyzer and SPARKS Mobile to the rapid, simple, point-of-care diagnosis of almost all of these diseases without the requirement of additional equipment. Further, the Company believes that the combination of a mobile, hand-held testing device with a large number of different tests provided by a family of cartridges will improve the ability of current healthcare and disease diagnostics in a fast majority of today’s underserved regions. In addition, the Target System Platform also allows for the monitoring of environmental components influencing the health of populations, such as the presence of toxins in soil and drinking water and contamination of food supply.

The Target System Hand-Held Analyzer: SPARKS Mobile

The Company’s next generation Target System Analyzer, the SPARKS Mobile, a hand-held analyzer, will include a small, rapid testing format, in conjunction with a hand-held data acquisition and test reading device. The SPARKS Mobile will be a re-engineered version of the Company’s previously FDA-approved VT-1000 Desktop Analyzer.

Whether searching for markers in the blood stream, or diagnosing a pathogen in urine, the Company’s SPARKS Mobile will be a portable tool for rapid diagnostics. The SPARKS Mobile will also provide an improvement in POC diagnostics and applications in countries with limited healthcare infrastructures and geographic limitations, both of which are of paramount importance in the combat against infectious diseases and in the fight against proliferation of endemic and pandemic diseases.  This innovative SPARKS Mobile will allow for a fast (minutes instead of hours or days) performance of tests at the point-of-care and will only require a test cartridge and a small number of ready-to-use solutions in preformatted quantities.  Moreover, the SPARKS Mobile will include the ability to store patient information, test data, and QC data, and transmit data through wireless connections.

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

Key Drivers

The two factors that are significant to the rapid growth of POC testing are technology advancements and healthcare economics. The development of new and improved technologies has resulted in the ability to make evidence-based medical decisions that improve patient outcomes and reduce patient acuity, criticality, morbidity and mortality.  Quicker diagnosis of infectious agents can also permit the earlier prescription of appropriate medications, thereby potentially shortening the duration of illness.  Additionally, the economic climate is driving significant changes in the manner in which patients will be tested and how results are delivered. Recent revisions to government regulations, together with growing patient and insurer pressures on hospitals and physicians have increased incentives to reduce overall patient healthcare costs while providing a higher level of care to a greater number of patients. One cost-cutting measure is to reduce the high cost of diagnostic testing carried out in central laboratory sites.

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

Reimbursement:The ability to gain scale in reimbursement across a wide number of tests is still a challenge for point of care diagnostic companies such as Parallax.

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

RoxSan’s mission is to deliver innovative, meaningful personalized medicines to patients by providing healthcare professionals cutting edge tools to leverage their knowledge and individualize patients’ treatment plans. RoxSan’s favorable pricing is competitive with other pharmacies that provide compounding services, but RoxSan exceptional customer care is what has proven to be the key to its success and longevity.  RoxSan caters individually to patients through customized products, speedy home delivery, and having an on-call readily accessible pharmacy team. RoxSan can also educate its medical providers through scheduled seminars with its pharmacists.  In addition, RoxSan’s parent company owns a Remote Health Monitoring company that can provide doctors and patients with live, interactive healthcare through its monitoring devices (see section entitled Parallax Health Management, Inc.).

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

Pharmacy Benefit Management

The former owner had created a negative and challenging relationship with Payers and Pharmacy Benefit Management (“PBM”) as well as the cancellation of some pharmacy network contracts with PBM contracts that control the approvals for reimbursements for several health insurers.  The new management established a plan of action and standard operating procedures to follow as well as address the criteria for contract re-approvals with the PBMs.

RoxSan Pharmacy has become qualified and fully accredited member of FocusScript’s Compounding Pharmacy Network enabling RoxSan to participate in the Pharmacy Benefit Management Program for one of the largest health insurers in the United States.  As of this update approximately 5% of the Compound Pharmacy’s in the US have been able to achieve this accreditation.

A market development has occurred that has produced a payer reaction to the exorbitantly high pricing trends for compound pain medications. That development has affected the viability of the compound pain medication management industry due to rejections and many of the ingredients becoming “non-covered”. RoxSan has developed a program to restructure the pharmacy’s approach to creating a more “ethically” based pricing structure with extraordinarily high efficacy formularies and is working with several of the industry’s leading PBMs in pursuit of partnership arrangements.

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

Human Resources

It was determined that there were personnel issues that RoxSan’s pharmacists, technicians and general operations employees had with the prior ownership. These issues involved compensation, benefits and management style of leadership, which lacked the opportunity for the employees to be empowered to effectively perform their duties. Management also addressed these issues with clarification of job responsibilities, compensation/benefit adjustments including stock option incentives and an overall more inclusive and open communication style of management.

Closure of RoxSan Pharmacy

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

PARALLAX HEALTH MANAGEMENT, INC.
REMOTE PATIENT CARE - GOOD HEALTH OUTCOMES PLATFORM

Overview

Parallax Health Management, Inc. (“PHM”) is a wholly-owned subsidiary of the Company and is part of the Company’s overall healthcare strategy.  PHM is a systems integrations operation that provides remote patient monitoring (“RPM”), medication adherence and intelligent tele-medicine delivery systems featuring industry-first capture and data analysis capabilities.

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

Remote Patient Care

PHM’s Good Health Outcomes platform features a full set of modern communications technologies specifically targeted for patients that securely ensures data security compliance as well as real-time voice and “video conference” communication directly from any mobile or Internet-connected device. The platform, combined with systems integration services that interface with Electronic Health Records (“EHR") and Electronic Medical Records (“EMR”) technology platforms, enables “virtual doctor visits,” increasing the conveniences for both patients and their doctors and care providers.  PHM’s Good Health Outcomes platform and its systems integration positioning, allows for any physician, clinician, nurse, pharmacist, caregiver or family member in a persistently connected real-time system, to support the treatment of the chronically ill, acute and post-acute on a greater scale and with greater precision, outcome and patient satisfaction.

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

Medication Monitoring/Compliance/Adherence

Nonadherence with medication is a complex and multidimensional healthcare problem. Patients forget to take their medications, creatively alter their medications, engage in unendorsed polypharmacy, mix their medications, and take medications in combinations that may have dire synergistic interaction effects, such as dizziness and confusion.  Estimates of medication nonadherence rates typically range from 20% to 85%, (see figure below). As a result, a substantial number of patients do not benefit optimally from pharmacotherapy and can wind up in emergency situations, hospitalized, or worse. In fact, hospital readmission generated by medical non-compliance and non-adherence was a $24 billion-dollar problem in the United States in prior years and is growing.

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

Remote patient monitoring systems enable efficient healthcare delivery to patients outside conventional hospital or clinical settings, by transmitting real-time patient data for remote clinical review. Correlating vitals with medication history and consumption directly informs healthcare providers as to the real-time status of a patient, at home or in residence. Anomalies can be reported or alerted to those in need, via the cloud. RPM systems incorporate wireless medical devices and computer-based software applications. The evolution of IoT and IoS technologies is clear and will offer significant business opportunities for patients, residences and the healthcare system in general. RPM is a cost-effective means of keeping patients out of the hospital and have a better quality of care.

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

Essentially, increasing medication adherence through automation, empowerment and monitoring improves patient outcomes and achieves benefits for all health system stakeholders:

Patients:	Patient Families:
●Better quality of life	●Better visibility into the quality of life of the loved one
●Fewer hospital visits	●Fewer hospital visits – fewer interruptions into their work days
●Better outcomes	●Better outcomes
●Reduced travel and health costs	●Reduced travel costs
●Increased social interaction with family and friends	●Increased peace of mind – reduced stress and concern

Residential Providers:	Healthcare Industry:
●Better overall quality of life in the residence	●Government, insurance and other payers reduce spending
●Reduced risk and liability	●Patients who are more adherent with medication regimes use fewer health services
●Superior service	●Pharmaceutical companies increase profitability and deliver value beyond the pill
●Reduced labor costs	●Pharmacy retailers ensure repeat orders, increased fulfillment and enhance brand loyalty
●Increased revenues for enhanced services	●Physicians have the ability to become proactive, rather than reactive
●Superior reputation / higher desirability / increased ability to charge for core services	●Every 1% improvement in medication adherence results in $2 billion in savings to U.S.
●Healthcare professionals and providers deliver better care more efficiently at lower risk	●Healthcare system and a $4 billion revenue increase to pharmaceuticals
●Differentiation in the marketplace for early adopters

Market Opportunities

The market demand for remote patient care (“RPC”) solutions is at an all-time high and continues to increase due to healthcare insurance reimbursement of the services delivered over RPC systems.  Further, the move from “fee-for-services” to outcomes-based payment structures have brought about the need for doctors and all other healthcare providers to increase the efficiency and to reduce the costs of care delivery to patients.  Clearly, as with the introduction of any new technology, there is a significant market differentiator for early adopters. Residences, assisted living facilities and long-term care facilities all exist in a competitive environment in which differentiation between them is based upon higher desirability, which amounts to higher profits for those who are able to offer more. Unlike other service businesses, residences have the ability to attract clients requiring services on a long-term basis.  Additional market opportunities exist around hospitals and their management’s needs surrounding the reduction and elimination of patient readmissions.

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

The lucrative reimbursement policy introduced by the government agencies promoting the use of telemedicine and virtual health services is driving the market in North America. The US and Canada are the major revenue contributors to the market in North America. Further, the increasing investments in research and development and technological innovations will help major players in the North American region occupy a larger market share over the next few years.

Barriers to Entry

Key issues challenging smooth growth in the market include high upfront costs of devices, lack of reimbursement and clarity on associated accountability, privacy concerns regarding transmitting sensitive patient data, and security issues of devices.

Despite the significant potential benefits to outcomes and patient satisfaction that may accrue through the leveraging of patient-generated health data (“PGHD”) in clinical care, data ownership remains a barrier to greater use of PGHD in some circumstances. Though the collection and use of PGHD is intuitive to experienced patients, inclusion of such data represents a shift in the way medicine has been practiced. Taking an active role in the collection and management of data about one’s health status increases patient activation, which is strongly related to better health outcomes in multiple conditions.

Patients’ and providers’ use of mobile health (mHealth) apps provide a framework for assessing the role mHealth can play in medicine and as a source of PGHD. Physicians use social media primarily for personal use (60%), though accessing healthcare news (21%), communicating with peers (18%), marketing the practice (11%), and communicating to patients (4%) are also practiced. Among physicians who choose not to use social media, concerns about patient privacy (52%), lack of time (51%), concerns about liability (42%), the belief that social media has little professional value (40%), and lack of familiarity (23%) are cited most frequently. In 2014, two-thirds of physicians surveyed reported using a mobile app to check medication interactions, diagnose a condition, access EHRs, check results, create clinical notes, and prescribe electronically, and more than a third of US physicians recommended their patients use health apps.

Questions related to provider licensure pose another potential barrier to the routine use of mHealth. When a patient has his or her radiograph read, many current US state laws require that it be read by a physician licensed in the state where the patient is located and had the radiograph. PGHD can raise special issues. For example, if a patient lives in New York and has an mHealth device that continues to monitor certain aspects of his or her health and the patient crosses three states and then travels into the EU, does the patient’s physician need to be licensed in each of the other three states and in the applicable country in the EU when the data is transmitted from that state or country in the EU? Within the United States, most states require that the out-of-state physician receive an unrestricted license in the state in which the initial patient interaction occurred.  Some states issue a telemedicine license to facilitate practice across state lines when the physician holds an unrestricted license in another state.  In the radiograph situation, the imaging physician is reading the radiograph at one point in time and billing for that service. With the monitoring of an individual’s health information continuously, the clinician may be being paid to manage the patient’s condition or his or her overall care.  The special privacy and confidentiality issues can raise important mHealth implications. It is important that vendors and healthcare systems coordinate their efforts to minimize these issues.

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

Medical Clinics, on a global scale, are already adopting technologies that allow them to provide better healthcare to a wider population base.  Insurance companies and HMOs also continue to seek the highest quality healthcare with the highest return on investment by leveraging modern technologies to provide better care to a greater population base at lower cost.

There are a large number of companies offering some form of wireless and remote technologies, patient data processing applications and equipment, and electronic medical record data transfer equipment. Competitors supplying advanced patient monitoring and telehealth systems to hospitals are large, established healthcare companies, often working in conjunction with information technology (“IT”) companies on an entire system. The home healthcare and other sectors are much more fragmented and are dominated by privately held companies. In addition, some companies supply innovative products, but only for a small segment of the market; and some companies supply products on a regional basis only.

There is a world-wide interest in “connected health” with major companies such as Philips, Nokia, Apple, IBM, Microsoft and Google, all investing heavily in sensors and sensor systems for healthcare, connectivity and RPM. Traditional telcos like AT&T, Verizon and a host of others are also investing heavily in healthcare systems and in the RPM market.

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

Government Regulations

The FDA regulates certain medical devices and also certain mobile medical apps. On September 25, 2013, it issued a Final Guidance that defines “mobile medical app,” as a mobile app that (1) meets the definition of a “device” in the Federal Food, Drug and Cosmetic Act and (2) is intended to be used as an accessory to a “regulated medical device’ or to transform a platform into a “regulated medical device.” The Guidance grouped mobile medical apps into three categories: 1) apps that are actively regulated, (e.g., a mobile medical app that monitors the patient’s blood glucose levels and calculates the amount of insulin needed based on the patient’s condition, age, weight, etc.); 2) apps that are subject to enforcement discretion, (e.g., a mobile medical app that provides a patient an alert as to when to take his or her medications); and 3) those that are not considered devices and thus are not regulated (e.g., a mobile medical app that merely provides general healthcare information available on the Internet, not directed to a specific patient).

The FDA guidance addresses data security because patients and other users may experience severe consequences should the device lack adequate data protection or be hacked. The guidance does not address the protection of privacy. Rather, privacy is protected by the Health Insurance Portability and Accountability Act (“HIPAA”), where applicable. When patients’ health information is in the possession of health providers, health plans, business associates, or other covered entities, it is protected under HIPAA; when it is transmitted among individuals or organizations that are not covered entities under HIPAA, it is not protected. Accordingly, health information transmitted via a mobile device by a covered entity is protected under HIPAA privacy and security rules. However, this same information transmitted via a non-covered entity under HIPAA is not protected. HIPAA also does not cover information on an individual’s mobile device.

Patient-generated health data (“PGHD”) is merely data of the patient if a patient checks their blood glucose levels with a mobile device. If, however, he or she uses the device to transmit that information to their clinician for the purpose of monitoring that person’s care and the information becomes part of the patient’s electronic health records (“EHR"), the PGHD then falls under HIPAA.

The Federal Trade Commission (“FTC”) is not hesitant to file complaints against companies that it believes fail to reasonably protect the security of consumers’ personal data, including medical information. In August 2013, FTC filed a complaint against LabMD, Inc., alleging that the medical testing laboratory exposed the personal medical information of more than 9,000 consumers by placing the information on a peer-to-peer file-sharing network. The filing followed the discovery of the personal information of several hundred consumers who used LabMD’s services in the possession of identity thieves. In this case, as in an earlier case against a medical transcription firm that exposed personal medical information on the public Internet, FTC is acting to enforce HIPAA’s security requirements.

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

Principal Suppliers

As of December 31, 2017, the principal suppliers of the medical devices utilized with the Good Health Outcomes platform were:

●Amazon Web Services, Seattle, WA	HIPAA-compliant secure server environments for hosting and management of GHOP and Compass.
●La Frontera’s Empact Suicide Prevention Center, Tempe, AZ	Largest CARF certified behavioral health suicide prevention call center in United States.
●Royal Phillips, Inc. 1070 MX Amsterdam, The Netherlands	Primary RPM software and hardware supplier; platform built upon Salesforce.com infrastructure providing clinical, monitoring center and patient management portals for mobile and desktop access.

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

PARALLAX BEHAVIORAL HEALTH, INC.
PATENTED INTRINSIC CODE TECHNOLOGY

Overview

Headquartered in Santa Monica, California, Parallax Behavioral Health, Inc. (“PBH”) is a Delaware corporation providing consulting and software solutions to businesses and individuals to improve value, margin, and performance though enhanced outcomes and reduced costs.

On April 26, 2017, PBH completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

●a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock; and

●a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

●a royalty agreement, providing for a royalty of 3% of the revenues generated from the intellectual property, ending at such time as Parallax has paid ProEventa $25,000,000; and

●a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

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

With the completion of this acquisition, the patented technology entitled “Platform for Optimizing Data Driven Outcomes,” is added to the Parallax patent portfolio.

Product History

For over a decade, Grafton School, Inc. (“Grafton”), a Virginia corporation, perfected a manual system of outcomes developed by Dr. Lisa Marshall and James Gaynor, that re-invented utilizing cloud computing and the internet.  In March 2014, ProEventa, Inc. (a Latin word meaning, “Good Outcomes”), and wholly-owned subsidiary of Grafton, was formed, and began marketing the software based on rights granted by Grafton. originally named REBOOT (“REBOOT”), an acronym for Reliable Evidence-Based Outcomes Optimization Technology, REBOOT, the behavioral health platform, was developed to provide goal obtainment through mastery of skills in a customized and fully automated data analysis and intervention model.

The technology is supported by applied behavioral analytics and over 25 years of efficacy studies and reduction to practice at Grafton. combined with over $3.75 million-dollar invested to transition the system to a cloud-based platform with mobile applications.

PBH rebranded the technology in 2018, and the proprietary software is now known as the Intrinsic Code (“Intrinsic Code”).  PBH has licensed the improved technology platform for systems integration into the Company’s diagnostics and remote patient care systems.

Product Strategy

The patented feature set of the Intrinsic Code platform allows it to provide progressive-predictive analytics and goal optimization intelligence on concurrent and compounding goals for an individual or group of people. Its’ utility is broad and has use cases in many vertical growth markets.

The product strategy is to enter the market through the healthcare initiative of the Company’s remote patient care and diagnostics divisions. The integration of Intrinsic Code is a key differentiating advantage within the remote patient care market.  The software can be harnessed to assess and prioritize patient goals, provide interventions, track behavioral data and provide meaningful feedback toward goal obtainment, as well as real time decision support with robust progress reporting. The resulting decision support and patient support, combined with the remote patient care and diagnostics technologies, make for a technology advantage and an industry first feature set that is designed to take away market share from competitors and capture new client accounts in healthcare field focused on doctors, nursing operations, and hospitals.

The technology can be marketed through user licensing or enterprise licensing contracts within the healthcare market, in both platform and supported mobile applications, including the Parallax application known as Compass (‘Compass”).

PBH believes that healthcare organizations for the first time will have the opportunity to "scale" their patient adherence programs while having visibility into its effectiveness and bottom line impact. Individual users will have a goal wizard, virtual coach and rules engine that will help create a path toward wellness. With personalized analysis, decision support and "goal" mastery feedback, the individual will be primed, guided and motivated to adhere to their treatment plan.

PBH’s Intrinsic Code is also applicable to many vertical markets outside healthcare.  The short-term strategy is to monetize the patented technology in healthcare exclusively through PBH, and license to non-competitive companies within other market verticals. PBH is assessing and prioritizing the licensing prospects.  The management team is also monitoring and identifying patent infringement, and some, already identified, are being assessed for licensing value.

Behavioral Healthcare Industry

Per a Behavioral Health Services 2016 Report by Captstone Partners, the demand for behavioral health services will continue to grow due to increased awareness and affordability of mental health and substance abuse treatment options. According to the Substance Abuse and Mental Health Services Administration (“SAMHSA”), expenditures on mental health and substance abuse treatment are estimated to have reached $239 billion in 2014. By comparison, expenditures only totaled $42 billion in 1986 and $121 billion in 2003. More specifically, revenues generated by the substance abuse treatment industry reached an estimated $29.8 billion in 2015, a 3.5% growth over the prior year and 2.9% annual growth rate since 2006. Industry revenues are expected to grow 2.6% annually to reach $33.9 billion by 2020. There are a variety of factors that impact growth of the substance abuse treatment market, including development of new treatments, drug availability and healthcare reform.

Industry Drivers

Increased exposure to drugs and alcohol–In the United States, illicit drug use and alcoholism have grown significantly among all age groups due to increased availability of prescription drugs and medication. This has resulted in an unfortunate trend of increased prescription medication abuse by secondary school and college-aged young adults.

Development of new treatments and programs

Clinical advancements in therapy and medication management have yielded new and better procedures for both psychological and detoxification treatments. Over the past several years, medication-assisted opioid therapy, which allows patients to rid their system of substance dependence through new-aged medication treatments, has led to an increased demand for treatment. Another driver is the future need for clinics to provide youth, elderly and gender-specific programs.

Healthcare reform and affordability

Healthcare in the U.S. has undergone significant changes in recent years that are favorable for the substance abuse treatment industry. Healthcare reform, specifically the Affordable Care Act (“ACA”), the Mental Health Parity and Addiction Equity Act (“MHPAEA”) and the Medicaid Certified Match Substance Abuse Program (“MCMSAP”), has led to more affordable substance abuse treatment.

Growth in private insurance

In the five years following the 2014 health insurance exchange implemented by healthcare reform, the number of people with private health insurance is predicted to significantly increase.

Increased Awareness

One of the biggest challenges for the industry has been the reluctance of substance abusers and addicts to undergo treatment. Individuals afflicted by substance abuse typically refuse treatment due to the social stigma associated with admitting they have a problem or lack of knowledge about the treatments available. However, recent efforts by health and government agencies have resulted in greater public awareness and acceptance of substance abuse as a disease.

Autism Disorder and Treatment Industry

Although the specific causes of autism are still not known, one thing is. The rate is increasing, and the market for treatment is growing.

Based on new government data, 1 in 45 children in the United States, aged 3-17, have autism. This is up from only 1 in 150 children back in 2000.

Research firm, Market Data’s released new report entitled: “The U.S. Autism Treatment Market”, states that market data analysts estimate that there are 1.4 million American children with autism. Another 700,000 adults have autism, having “aged out” of children’s programs. And, 81% of autistic children are male.

The total annual costs for children with autism spectrum disorder (“ASD”) in the United States were estimated to be between $11.5 billion and $60.9 billion — a significant economic burden.

Insurance coverage is a problem, but the share of children with access to insurance coverage is expected to increase from the 36% level today. In addition, the number of self-funded private employers covering autism treatment continues to grow.

Autism Treatment Options

In the past, it was thought that the best way to treat the symptoms of autism was to medicate. Data suggest that approximately 58 percent of patients with a diagnosis of childhood autism receive some type of pharmaceutical treatment. However, this segment of the market has been shrinking in value as concerns continue over the side effects of commonly used drugs such as Risperdal.

Today, this attitude is changing, as Applied Behavior Analysis (“ABA”) programs have become more widespread and have displayed good outcomes. There are basically three types of ABA program providers: brick & mortar centers, community providers, and In-home therapists.

Many autism treatment organizations, and some of the largest competitors, are located in California. This is due to the fact that funding for treatment programs has been in place there since the 1990s, prior to the insurance mandates that were later put into place.

Market Opportunities

With healthcare costs continuously on the rise, the PBH Intrinsic Code is positioned to be unique as an evidenced based, and cost-effective approach in improving patient care.  The selection of the healthcare market as the focal effort of Parallax is a choice based upon the market size and market demand for outcomes improvement across the market that is both target rich and highly scalable.

●An estimated one in four adults (about 60 million Americans) experiences mental illness in a given year.

●About 14 million people live with a serious mental illness.

●Approximately 20 percent of youth ages 13 to 18 experience severe mental disorders in a given year.

●7 percent of American adults live with major depression.

●An estimated 18 percent of American adults live with anxiety disorders (e.g., panic disorder, OCD, PTSD).

●About 9 million adults have co-occurring mental health and addiction disorders.

●20 million Americans suffer from substance abuse.

In addition, there is a critical mental health provider shortage creating significant access to care issues:

●Only 40 percent of Americans with mental illness report receiving treatment.

●One mental health provider exists for every 790 individuals.

●Approximately 4,000 Mental Health HPSA (professional shortage areas) exist which is based on a psychiatrist to population ratio of 1:30,000 -- meaning it would take approximately 3,000 additional psychiatrists to eliminate the current mental health HPSA designations.

●A report to Congress found that 55 percent of the nation's 3,100 counties have no practicing psychiatrists, psychologists or social workers.

There exists an abundance of opportunities for PBH that are focused on the use of the Company’s patented Intrinsic Code technology. The market opportunities currently being pursued for the Intrinsic Code include, but are not limited by:

●Integration within PHM’s remote patient care platform for goal obtainment and mastery within healthcare operations

●Integration within PHM’s Compass mobile smartphone applications targeted at and focused on specific user applications including but not limited to remote patient care, doctor decision support, patient empowerment, population health, ASD (Autism), chronic disease management and hospital readmissions reduction.

●Development alongside the SPARKS Reader, the PDI patented handheld featuring immunoassay blood testing and FDA approved tests, to  enable a complete suite of platform-based offerings for medical practitioners including individual doctor’s offices, doctor groups, accredited nursing, and hospital operations.

Management is seeking additional opportunities with or in the study of the following markets:

●Environmental

●Economic

●Healthcare

●Enterprise licensing

●E-learning applications

●Professional sports

●Fitness

Management is also in the process of identifying the comprehensive patent landscape, and determining the best course and greatest value accretion in the prospective markets that will be approached through the patent and intellectual property licensing,  including the market values related to patent infringement and outbound licensing opportunities centered around its Intrinsic Code as well as the adjacent assets held by Parallax’s subsidiaries.

Autism Market

The U.S. autism treatment market was estimated to be valued at $1.85 billion as of 2016, growing to $1.87 billion last year. Market data forecasts 3.9% average yearly growth, to $2.23 billion by 2022. This could be conservative, as insurance coverage is improving. In addition, venture capital firms are starting to take notice of investment opportunities in this market.

The “average” ABA center grosses about $821,000, and many are non-profit organizations. Many programs now have waiting lists and there is a shortage of qualified supervisors.

Nine large multi-site ABA program providers operate an estimated 296 brick & mortar centers and employ thousands of therapists. Together, they account for about $390 million in revenues — a 38% market share of ABA programs.

Revenues of ABA (applied behavioral analysis) programs are estimated to generate $1.07 billion in revenues this year, outpacing sales of prescription drugs used for autism symptoms.

Competitive Landscape

PBH competes with other technology consulting companies and provides Parallax with key technological advantages over the competing companies in the remote patient care and within the diagnostics. Within licensing, PHM competes with other value-based contracting companies and technology companies like Oracle, Accenture and IBM, that have taken the same systems integration go-to-market approach.

Intellectual Property (Behavioral Health)

The Company, through a n Intellectual Property Purchase Agreement with ProEventa, Inc., acquired all rights, title and interest in and to the patent entitled “Platform for Data Driven Outcomes.” The patent has been granted in the U.S. under patent #10,061,812, and applications have been filed worldwide. It has been published in the UK under filing GB2526749. A third filing is pending issuance in Australia. Along with the patents, PBH acquired the technology platform referred to as Reliable Evidenced Based Outcomes Optimization Technologies, (”REBOOT”), a technology platform specifically designed to improve health treatment outcomes using proprietary applied behavioral analytics technology systems. PBH rebranded the technology in 2018, and the proprietary software is now known as the Intrinsic Code (“Intrinsic Code”).

For more information on these patent applications, please see “INTELLECTUAL PROPERTY SUMMARY” section below.

Government Regulations

Mental health and substance abuse services are subject to many federal, state and local regulations regarding licensing, operations, facility ownership, reimbursement rates and procedures. These regulations and strict licensure requirements create high barriers to entry for the industry. Licensing prerequisites typically relate to the provider’s medical qualifications, personnel and equipment, staff-to-patient ratio, adequate records maintenance, rate-setting and compliance with standard building and safety codes. Expansion of substance abuse facilities are also subject to state regulations. The construction of new facilities; expansion of existing facilities; transfer or change of ownership; and the addition of new beds, services or equipment may be subject to state laws that require prior approval by regulatory agencies under certificate of need (“CON”) laws. CON laws generally require that a state agency determine the public need for construction or acquisition of facilities/addition of new services.

The Government regulations also having a unique impact on Parallax are the HIPPA, Healthcare Information Privacy Protection Act, which impact our management and controls around the data we collect and encounter throughout the PBH operations.  Also, the medical payments and reimbursements of the State and local governments know as Medicare and Medicaid require consistent and diligent management both in following the advantageous changes in the move towards connected care and greater reimbursements and also regulations and requirements with each approved connected care treatment.  Lastly, there is additional regulation of the medical practice from American Medical Association which all our US clients have requirements and regulations that affect how our PBH business is operated to both be in compliance and in alignment with our customers whom require unique reporting and other data and service related processes due to the regulation from these organizations and others.

Principal Suppliers

As of December 31, 2017, the principal suppliers for the Behavioral Health platform were:

●Amazon Web Services, Seattle, WA	HIPAA-compliant secure server environments for hosting and management of GHOP, Intrinsic Code and Compass.
●La Frontera’s Empact Suicide Prevention Center, Tempe, AZ	Largest CARF certified behavioral health suicide prevention call center in United States.

The Company relies upon these suppliers to provide the majority of its delivery of its remote patient monitoring systems and services.  The services are web based and although the Company relies on these vendors, it can also hold them accountable, receive volume-based pricing, discounts and partnership advantages through the competition of its suppliers. Parallax has the ability to change vendors at any time in all service and product lines. Further, PBH is working towards the elimination of its reliance on software and hardware providers related to its in-home behavioral health offerings and services.

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

1b.13/248,307United States09/29/2011Granted12/30/20148,920,725 B2

1c.14/553,011United States11/25/2014Granted10/27/20159,170,258 B2

1d.CN101558302China10/25/2007Granted08/23/2013CN200780039901.X

1e.HK2010010103654Hong Kong10/25/2007Granted03/28/2014HK1137813

1f.MO J/001298Macau10/25/2007PendingPendingPending

1g.IN785/MUMNP/2009India10/25/2007PendingPendingPending

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

2b14/492,641United States09/22/2014PendingPendingPending

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

3b12/769,036United States04/28/2010PendingPendingPending

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

ApplicationCountryDate FiledStatusDate GrantedPatent Number

5.61/814,916United States04/23/2013ProvisionalN/AN/A - continued under 5a

5a.14/786,272United States04/23/2014PendingPendingPending

5b.PCT14/35073United States10/22/2015PendingPendingPending

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

1.14/979,889United States12/28/2015PendingPendingPending

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

2.14/979,742United States06/29/2017PendingPendingPending

For further information on the exclusive license of the Patent Applications above, and the complete text of the Intellectual Property Purchase Agreement, please refer to Exhibit 10.33 to the Company’s Current Report filed September 26, 2016 on Form 8-K.

III.The Company, through a License Agreements with ProEventa, Inc., acquired all rights, title and interest in and to the following patent applications and the invention in its entirety.  The US patent was granted to Parallax Behavioral Health, Inc. on August 28, 2018:

1.Patent 10,061,812 – “Platform for Optimizing Data Driven Outcomes “

A system, method, server and computer readable medium for tracking outcome specific data. Input establishing accounts for providers serving clients is received. The accounts are stored in a server. Each of the clients is assigned to one or more of the providers in response to selections from an administrator. Data associated with each of the clients received from the providers is compiled utilizing computing or communications devices in communication with the server. The compiled data is presented visually in response to a user request. The process allows for optimization of best practices, successful actions, and success-based plan execution, which is identified through automatic data-mining and analysis as well as user specified parameters, algorithms, and analytics.  The process can be utilized by a client, patient, student, service provider, program, product, service, device, organization, business, department, or so forth.  The tool can be utilized across various industries for client behavior management, educational instruction, school improvement activities, program evaluation, organizational key performance indicators, financial management, weight management, tracking insurance claims, or so forth.

This patent covers the intellectual property formerly known as REBOOT, an acronym for “Reliable Evidence Based Outcomes Optimization Technologies”, which was rebranded in 2018 as the “Intrinsic Code,” a structured, scalable and sustainable software system used to identify, monitor, and evaluate a single user or an entire organization's progress towards mastery of any achievable task, objective or goal.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.61/791,218United States03/15/2013ProvisionalN/AN/A - continued under 1a

1a.14/212,429United States03/14/2014Granted08/28/201810,061,812

1b.GB1517371.9United Kingdom03/14/2014Published12/02/2015Publication GB2526749

1c.2014/144749A1Worldwide09/18/2014Pending

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

On January 2, 2016, trademark application 86/863,854 was filed with the USPTO for the word mark, “QOLPOM”.  On September 5, 2017, the trademark was registered, registration number 5279137.

Facilities

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401, with operations during 2017 at 465 N. Roxbury Drive, Beverly Hills, CA 90210. The Company’s Beverly Hills location was closed in December 2017. The Company’s telephone number is (310) 899-4442 (Santa Monica).

For additional information on the leased properties in Beverly Hills, CA, see “ITEM 2.  PROPERTIES” section contained within this annual report.

Employees

As of December 31, 2017, the Company had 8 employees, exclusive of its directors and executive officers.

The Company currently has 8 employees, exclusive of its directors and executive officers.

Research and Development

The Company has incurred no expenditures relating to the research and development of its proprietary medical diagnostic equipment during 2017 and 2016, including costs for consultants, costs to develop and manufacture prototype units and assays, costs to conduct clinical trials, and costs incurred to develop new products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 1327 Ocean Avenue, Suite B, Santa Monica, CA 90401.  Its pharmacy operations located at 465 N. Roxbury Drive, Beverly Hills, CA 90210 ceased operations in December 2017, and the space was vacated in January 2018.  As of December 31, 2017, the Company sub-leases the Santa Monica space for approximately $5,600 a month.  This space is sufficient to meet the Company’s needs at December 31, 2017.  However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

Dispute with Landlord-Beverly Hills, CA

Upon the completion of the acquisition of RoxSan Pharmacy, Inc. in August 2015, the Company became aware that the former owner, Shahla Melamed (“Melamed”), among other things, failed to properly notify the landlord or the Roxbury Drive property owners (the “Lessors”) of the change in ownership of the pharmacy, as required in the lease agreements.  Subsequently, in an effort to unwind the Company’s acquisition of the pharmacy, Melamed has attempted to undermine the Company’s efforts to obtain any lease assignment or new lease from the Lessors.  As a result, no lease assignments or lease agreements were made as of December 31, 2017, and the Company vacated the space in January 2018.

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

Disputes with Creditors/Vendors

●Action No. SC127712

On or about June 20, 2017, American Express Bank, FSB filed suit against RoxSan Pharmacy, Inc. in Superior Court of California, County of Los Angeles for an amount of $996,622 in connection with RoxSan’s merchant financing loan.  On or about June 27, 2017, American Express Travel Related Services Company, Inc. filed suit against RoxSan Pharmacy, Inc. in Supreme Court of New York, County of New York in the amounts of $153,500 and $273,500 in connection with RoxSan’s credit card obligations.  On July 31, 2017, and August 16, 2017, the Company entered into stipulation and settlement agreements for these matters to make payments in lieu of further litigation at this time.

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

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2017	$0.11	$0.10
September 30, 2017	$0.24	$0.22
June 30, 2017	$0.21	$0.21
March 31, 2017	$0.24	$0.20
December 31, 2016	$0.14	$0.14
September 30, 2016	$0.10	$0.07
June 30, 2016	$0.03	$0.03
March 31, 2016	$0.05	$0.04

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

As of December 31, 2017, pursuant to Action Stock Transfer Corp., the shareholders' list of the Company’s common shares showed 73 registered shareholders and 117,754,530 shares outstanding. The total outstanding shares does not include 19,000,000 shares to be issued, of which 3,950,000 in common stock purchases, 2,100,000 in connection with debt settlements, and 7,375,000 in connection with services provided to the Company, were issued in April 2018; and 5,575,000 which are unvested at December 31, 2017.

As of December 31, 2017, an aggregate of 863,691 shares of the Company’s preferred stock were issued and outstanding and are held by 5 shareholders. All 823,691 Series A and 40,000 Series B preferred shares are convertible into the Company’s common stock at a conversion ratio of 20 shares of common stock for each preferred share held. Series A and Series B preferred shares include 100% and 50% warrant coverage, respectively (see Warrants).

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

As of December 31, 2017, the Company has granted options to purchase an aggregate of 20,975,000 shares, net of expirations and forfeitures. In connection with the options granted, a total of $1,679,765 has been recorded as deferred stock option compensation during the year ended December 31, 2017, of which $493,291 was expensed in prior years, $589,679 was expensed in 2017, and $1,319,010 will be expensed over the next 33 months.

Warrants

In connection with 823,691 shares of Series A preferred stock issued and outstanding as of December 31, 2017, the 15,262,491 underlying warrants have expired.

In connection with 40,000 shares of Series B preferred stock issued and outstanding as of December 31, 2017, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.75 per share for a period of two (2) years.

In connection with certain convertible promissory notes issued in 2017, the Company issued warrants to purchase 3,905,000 shares of common stock at an exercise price of $0.25 per share for a period of three (3) years.

In connection with a certain debt settlement in 2017, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.21 per share for a period of three (3) years.

In connection with a certain inventory security agreement issued in 2017, the Company issued warrants to purchase 800,000 shares of common stock at an exercise price of $0.10 for a period of three (3) years.

In connection with certain consulting agreements entered into in 2017, the Company issued warrants to purchase 1,000,000 shares of common stock.  The warrants are exercisable for a period of five (5) years at the following exercise price: 250,000 at $0.15 per share, 250,000 at $0.25 per share, 250,000 at $0.35 per share, and 250,000 at $0.60 per share.

In connection with certain consulting agreements entered into in 2017, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.15 per share for a period of three (3) years.

As of December 31, 2017, the Company had 7,205,000 warrants issued and outstanding.  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its common stock or other securities during the year ended December 31, 2017.

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

On July 7, 2017, in connection with a certain executive employment agreement, the Company granted the executive 10,000,000 shares of its restricted common stock at $0.001 per share, of which 25% vest immediately, and the remaining vest over a period of twenty-four (24) months.  The shares were valued at $2,000,000, of which $507,500 was expensed, and $1,492,500 was deferred, to be amortized over the next twenty-four (24) months.

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

On September 1, 2017, in connection with certain consulting agreements, the Company issued 250,000 shares of its restricted common stock to the consultants for services to be provided over a twelve (12) month period.  The shares were valued at $50,000, which was deferred, to be amortized over the next twelve (12) months.

On September 11, 2017, in connection with a certain related party convertible debt in the amount of $40,000, the Company issued 400,000 shares of its restricted common stock at a conversion rate of $0.10 per share.

On October 4, 2017, in connection with a certain consulting agreement, the Company issued 200,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $38,000, of which 25% vest immediately, and the remainder vest monthly over the first three (3) months of the agreement.  As  a result, $9,500 was expensed, $28,500 was deferred, to be amortized over three (3) months.

Between November 14, 2017 and December 13, 2017, in connection with an equity offering, the Company issued 3,950,000 shares of its restricted common stock at a price of $0.05 per share, for cash in the amount of $197,500.

On December 4, 2017, in connection with a certain settlement for debt in the amount of $87,500 and interest in the amount of $12,500, the Company issued 2,000,000 shares of its restricted common stock at a rate of $0.05 per share.

On December 15, 2017, in connection with a certain consulting agreement, the Company issued 500,000 shares of its restricted common stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $51,250, of which 60% vest immediately, and the remainder vest periodically over the term of the agreement.  As a result, $30,750 was expensed, $20,500 was deferred, to be amortized over the next twelve (12) months.

During the year ended December 31, 2017, a total of $2,838,500 in deferred stock compensation was recorded, of which $1,028,498 was expensed. As of December 31, 2017, there remains $1,810,002 in deferred stock compensation to be expensed over the next thirty-three (33) months.

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

ITEM 7.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

●Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation, was formed by the Company in March 2017, and acquired the intellectual property known as REBOOT, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies.  In 2018, the Company rebranded the technology as Intrinsic Code (“Intrinsic Code”), a software platform specifically designed to improve health treatment outcomes through Internet-based and mobile behavioral technology systems that enable its users and user groups to more effectively achieve goals within a prescribed timeline. The Intrinsic Code technology and software platform can be used by an individual or an organization of any size, with the potential to transform the cost of treating and managing chronic illnesses such as pulmonary-COPD-asthma, diabetes, and cardiovascular disease by effecting the modification of behavior in patients being treated for these chronic diseases.

The Company is currently implementing its development and marketing strategies to integrate the Intrinsic Code technology within the Parallax family of healthcare products and services.

●RoxSan Pharmacy, Inc. (“RoxSan”), acquired in the 3rd quarter of 2015, is the Company’s 62-year-old, Beverly Hills, California based compound pharmacy that is licensed to operate in over 40 States.

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

Closure of RoxSan Pharmacy.

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

Pursuant to the Qolpom Agreement, in exchange for 100% of the Qolpom stock and 100% of Qolpom’s assets, inventory and intellectual property, among other things, consideration to the Seller included:

●5,000,000 shares of the Company’s common stock; and

●2,500,000 options to purchase shares of the Company's common stock, to be granted one year from the Execution Date, and vesting over three (3) years, of which 500,000 are exercisable at $0.10, 1,000,000 are exercisable at $0.15, and 1,000,000 are exercisable at $0.25; and

●10% of revenues generated from PHM business segment, up to $1,000,000; and 7% thereafter, up to $2,000,000; and

●3% of revenues generated from the sale of Qolpom hardware and monitoring service fees.

Formation of Parallax Behavioral Health, Inc.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation.

On April 26, 2017, pursuant to a resolution of the board of directors, the Company and its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

●a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock; and

●a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

●a royalty agreement, providing for a royalty of 3% of the revenues generated from the intellectual property, ending at such time as Parallax has paid ProEventa $25,000,000; and

●a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

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

Description of Business

Parallax Health Sciences, Inc. is an innovative biomedical health-care company headquartered in Santa Monica, California, which operates under three divisions: Medical Diagnostics, Pharmaceuticals, Remote Health Care, and Behavioral Health Systems. Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the Parallax value proposition as a whole.

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

Operating Segments

The Company's business operations generated revenue through multiple economic models, ranging from cash payments, insurance reimbursements and pharmaceutical drug rebates derived from its compounding, retail and fertility business, to PHM’s initial remote patient monitoring activity, the deployment of its Good Health Outcomes Platform, integration of Intrinsic Code technology, and the sale of third-party vendor devices.

During 2017, the Company operated the following four (4) segments:

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

●Behavioral Health Systems

In April 2017, the Company, through its wholly-owned subsidiary, Parallax Behavioral Health, Inc., acquired the intellectual property known as REBOOT, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies.  In 2018, the Company rebranded the technology as Intrinsic Code (“Intrinsic Code”), a software platform specifically designed to improve health treatment outcomes using proprietary behavioral technology systems, that enables its users and user groups to more effectively achieve goals within a prescribed timeline. Through a proprietary behavioral health technology, Intrinsic Code powers decision support that can also be delivered securely to any internet connected device. The software can be used by an individual or an organization of any size.

PBH generates revenues primarily through licensing and subscription of the Intrinsic Code software and systems. As of December 31, 2017, the BHS segment had not yet begun full operations, generating limited test market sales.

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

NOTE: The following sections of this annual report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), RoxSan Pharmacy, Inc., and Parallax Behavioral Health, Inc. unless otherwise indicated.

Balance Sheet

As at December 31, 2017, the Company had total assets of $3,340,475, compared with total assets of $2,623,991 at December 31, 2016. The increase in total assets of $716,484 is attributable to a decrease in cash of $60,759, a decrease in accounts receivable, net of allowance for doubtful accounts of $721,654, a decrease in rebates receivable of $72,030, a decrease in inventories of $410,148, a decrease in employee advances of $9,202, a decrease in prepaid expenses of $85,981, an increase in intangible assets of $2,422,500, $29,359 of depreciation related to equipment, $316,133 of amortization related to intangible assets, and a decrease in deposits of $750.

As at December 31, 2017, the Company had total liabilities of $30,730,119, compared with total liabilities of $20,197,872 at December 31, 2016. The increase in total liabilities of $10,532,247 is attributable to an increase in accounts payable and accrued expenses of $1,983,116, an increase in pension plan contribution payable of $1,748, an increase in convertible notes payable of $741,000, an increase in related party payables of $964,440, an increase in license fees and royalties payable of $1,800,000, a decrease in related party convertible notes payable of $190,000, a decrease in secured notes payable of $182,324, and a decrease in unamortized discount of $5,450,000.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2017 and 2016, which are included herein. The financial information provided includes the accounts of the Company and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., RoxSan Pharmacy, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.), and Parallax Behavioral Health, Inc., on a consolidated basis.  All significant inter-company accounts and transactions have been eliminated.

	For the year ended
	December 31, 2017	December 31, 2016
Revenue	$3,195,144	$22,749,087
Cost of sales	$3,226,247	$19,187,944
Gross profit (loss)	$(31,103)	$3,561,143
Sales, marketing, and pharmacy expenses	$660,400	$1,825,900
General and administrative expenses	$6,426,976	$4,882,134
Operating (loss)	$(7,118,479)	$(3,146,891)
Impairment loss	$––	$(4,016,924)
Discount amortization	$(5,450,000)	$(5,100,000)
Interest expense, net of interest/dividend income	$(1,308,027)	$(918,044)
Net loss	$(13,876,506)	$(13,181,859)

Revenue

Revenue in the amount of $3,195,144 for the year ended December 31, 2017 consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $3,100,207, contract fees and equipment sales related to the Company’s remote healthcare services in the amount of $93,737, and subscription income related to the Company’s behavioral health software in the amount of $1,200.

Revenue in the amount of $22,749,087 for the year ended December 31, 2016 consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $22,701,221, and contract fees and equipment sales related to the Company’s remote healthcare services in the amount of $47,866 for the period September 20, 2016 through December 31, 2016.

In August 2016, the Company’s contract with its primary In Vitro Fertilization (“IVF”) drug rebate program was cancelled, resulting in a 94.5% reduction in IVF revenues.  The total IVF revenues for 2017 and 2016, respectively, were $953,680 and $17,216,036, or 29.8% and 75.7% of total revenues.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $3,226,247 for the year ended December 31, 2017 consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $3,084,205, and equipment and other costs related to the Company’s remote healthcare systems in the amount of $142,043.

Costs of sales in the amount of $19,187,944 for the year ended December 31, 2016 consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $19,163,102, and equipment and other costs related to the Company’s remote healthcare systems in the amount of $24,842 for the period September 20, 2016 through December 31, 2016.

In August 2016, the Company’s contract with its primary IVF drug rebate program was cancelled, resulting in a 95.4% reduction in IVF costs, and discontinuation of rebates.  The total IVF purchases for 2017 and 2016, respectively, were $784,052 and $16,957,962, or 24.5% and 74.5% of total revenues and 24.3% and 88.4% of cost of sales. The total discontinued rebates received from the primary IVF drug rebate program in 2017 and 2016, respectively, were $46,822 and $1,775,792, or 1.5% and 7.8% of total revenues and 1.5% and 9.2% of cost of sales.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the year ended
	December 31, 2017	December 31, 2016	Variances
Legal, accounting, and management services	$1,028,195	$1,903,288	$(875,093)
Stock compensation/stock option amortization	2,473,510	176,370	2,297,140
Salaries, taxes and benefits	1,727,554	1,152,187	575,367
Depreciation and amortization	345,492	214,194	131,298
Rent expense-office	116,285	160,080	(43,795)
Travel, meals and entertainment	68,458	226,655	(158,197)
Publicity and promotion	22,368	277,967	(255,598)
Office supplies and miscellaneous expenses	645,114	771,393	(126,280)
Total general and administrative expenses	$6,426,976	$4,882,134	$1,544,842

General and administrative expenses in the amount of $6,426,976 for the year ended December 31, 2017, were comprised of $1,028,195 in legal, accounting and management fees, $2,473,510 in stock compensation/stock option amortization, $1,727,554 in salaries and related taxes and benefits, $345,492 in depreciation and amortization, $116,285 in rent expense, $68,458 in travel, meals and entertainment, $22,368 in publicity and promotion, and $645,114 of office overhead and other general and administrative expenses.

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

General and administrative expenses for the year ended December 31, 2017, were $6,424,376 as compared to $4,882,134 for the year ended December 31, 2016, which resulted in an increase in general and administrative expenses for the current year of $1,544,842.

Significant changes in general and administrative expenses of $1,544,842 during the year 2017 compared to 2016 were attributable to the following items:

●a decrease in legal, accounting and consulting services of $875,093, primarily due to a decrease in legal costs of $786,689 resulting from a reduction in legal counsel time spent for pending litigation matters during 2017 compared to 2016; a decrease of $137,453 resulting from consultants retained for litigation and valuation purposes in the prior year, compared to no such expense in the current year; an increase in accounting and audit fees of $222,888 due to a change in auditors, resulting in 2016 and 2017 audit fees charged by the newly engaged audit firm in the current year; a decrease in consulting fees of $180,000 resulting from a change in management; and an increase in miscellaneous management fees of $6,161; and

●an increase in stock compensation/stock option amortization of $2,297,140, primarily due to stock awards granted in the current year resulting in stock compensation of $1,794,000 expensed in the current year, compared to $22,250 in the prior year; and the issuance of additional stock options in the current year, resulting in an increase in stock option amortization of $435,556; and the exercise of employee stock options, resulting in stock compensation expense of $67,584, compared to no such expense in the prior year; and

●an increase in salaries and fees, and related taxes and benefits of $575,367, primarily due to an increase in officer compensation of $278,128, staff compensation of $105,271, related payroll taxes of $47,324, and employee benefits of $51,126, resulting from only 5 months of expense in the prior year compared to 12 months of expense in the current year; and an increase in penalties on unpaid payroll and state income taxes of $74,584; and an increase in miscellaneous fees for outside services in the amount of $18,934; and

●an increase in depreciation and amortization of $131,298, primarily due to fully depreciated assets, resulting in a decrease in  depreciation of $12,806; and fully amortized intangible assets, resulting in a decrease in amortization of $145,834; and the acquisition of additional intangible assets, resulting in partial year amortization expense of $289,938 during the current year compared to $3,698 in the prior year; and

●a decrease in rent expense for office space of $43,795, due to vacating office space in July 2016, resulting in a reduction in rent expense of $43,795; and

●a decrease in travel, meals and entertainment of $158,197, primarily due to a reduction in travel costs of $91,591, and meals and entertainment of $66,606 resulting from the reduction in pharmacy segment revenues; and

●a decrease in publicity and promotion of $255,598 primarily due to the cessation of certain IVF sales resulting in the reduction in IVF video development; and

●a decrease in office supplies and miscellaneous expenses of $126,280, due to a decrease in automobile expense of $24,319, bank and wire fees of $14,557, computer and internet costs of $16,238, insurance expense of $11,632, office expense of $36,451, parking of $19,458, pension plan contributions of $13,543, licenses and permits of $13,260, state income and franchise taxes of $18,547,and other general office expenses of $4,195, and an increase in bad debt expense of $38,040, pension plan administrative costs of $2,554, and communication costs of $5,330, primarily resulting from the reduction in staff and general overhead due to decline in pharmacy operations.

General and administrative expenses for both 2017 and 2016 were incurred for the purpose of advancing the Company closer to its financing and operating goals in the bio-medical sector, as well as the business operations of the Pharmacy segment, and the Remote Health Care segment beginning September 20, 2016, and the Behavioral Health Systems segment beginning March 22, 2017.

Net Loss

During the year ended December 31, 2017, the Company incurred a net loss of $13,876,506 compared with a net loss of $13,181,859 for the year ended December 31, 2016. The increase in net loss of $694,647 is attributable to a decrease in gross profits of $3,592,246, a decrease in sales, marketing and pharmacy expense of $1,165,500, an increase in general and administrative expenses of $1,544,842, a decrease in impairment losses of $4,016,924, an increase in discount amortization of $350,000, and an increase in interest expense, net of interest/dividend income, of $389,983.

Liquidity and Capital Resources

Working Capital	At December 31,		Increase
	2017	2016	(Decrease)
Current assets	$55,419	$1,415,193	$(1,359,774)
Current liabilities	8,064,824	4,410,253	3,651,971
Working capital (deficit)	$(8,009,405)	$(2,995,060)	$(5,011,745)

As at December 31, 2017, the Company had cash in the amount of $2,604 compared to $63,363 as of December 31, 2016.

The Company had a working capital deficit of $8,009,405 as of December 31, 2017, compared to a working capital deficit of $2,995,060 at December 31, 2016. The increase in working capital deficit of $5,014,345 is primarily attributable to a decrease in cash of $60,759, accounts receivable of $721,654, rebates receivable of $72,030, inventory of $410,148, employee advances of $9,202, and prepaid expenses of $85,981, and an increase in accounts payable and accrued expenses of $2,053,129, pension plan contributions payable of $1,748, convertible notes payable of $741,000, and other related party payable of $858,694.

Cash Flows	For the year ended		Increase
	December 31, 2017	December 31, 2016	(Decrease)
Net cash used in operating activities	$(1,358,435)	$(424,926)	$(933,509)
Net cash used in investing activities	––	(94,099)	94,099
Net cash provided by (used in) financing activities	1,297,676	(330,011)	1,627,687
Increase (decrease) in cash	$(60,759)	$(849,036)	$788,277

Cash Flows from Operating Activities

During the year ended December 31, 2017, the Company used $1,358,435 of cash flow for operating activities, compared with $424,926 for the year ended December 31, 2016. The increase in cash used in operating activities of $933,509 is primarily attributable to an increase in the net loss from operations of $694,647, an increase in depreciation and amortization of $131,298, a decrease in impairment losses of $4,016,924, an increase in stock compensation/stock option amortization of $2,108,140, an increase in allowance for bad debt of $37,957, a decrease in the changes in accounts receivable of $281,674, inventories of $10,860, loans receivable of $93,990, and pension plan contribution payable of $9,074, and an increase in the changes in prepaid expenses of $68,510, other assets of $750, accounts payable and accrued expenses of $804,035, and related party payables of $672,970.

Cash Flows from Investing Activities

During the years ended December 31, 2017, the Company used no cash flow for investing activities, compared to $94,099 for the year ended December 31, 2016.  The decrease in cash used for investing activities is the result of the Company's purchase of professional equipment in the amount of $94,099 in the prior year compared to none in the current year.

Cash Flows from Financing Activities

During the year ended December 31, 2017, the Company was provided with $1,297,676 in cash flows from financing activities, compared to using $330,011 during the year ended December 31, 2016. The increase in cash flows provided by financing activities of $1,627,687 is attributable to a decrease in the repayment of notes payable of $540,187, and an increase in proceeds from convertible notes payable of $741,000, proceeds from related party convertible notes payable of $50,000, proceeds from the issuance of preferred shares of $100,000, and proceeds from the issuance of common stock of $196,500, of which $2,500 was in connection with the acquisition of certain intangible assets.

As at December 31, 2017, related parties are due a total of $2,451,028, consisting of $927,144 in accrued compensation owed to officers; $61,570 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,352,254 in related party notes payable, of which $1,167,254 contain conversion features.

The Company has issued convertible promissory notes to its principals in the aggregate sum of $1,167,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% and 12.5% per annum, mature between December 31, 2015 and May 8, 2018, and contain repayment provisions to convert the debt into common stock of the Company at an exercise price of between $0.10 to $0.20 per share. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $474,394 was classified as discounts on the notes, and was fully expensed in prior years. During the year ended December 31, 2017, interest in the amount of $76,511 was expensed, of which $16,833 was paid to the note holders in cash.  As of December 31, 2017, a total of $261,342 in interest has been accrued.

The Company, through its wholly-owned subsidiary, RoxSan, issued two promissory notes to J. Michael Redmond in the principal sum of $197,000, for cash loans made to RoxSan for overhead requirements during the year ended December 31, 2016.  The notes bear interest at a rate of 5% per annum and mature October 14, 2016 and November 29, 2016.  During the year ended December 31, 2017, interest in the amount of $9,250 was expensed.  As of December 31, 2017, a total of $11,823 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

Personnel

As of December 31, 2017, the Company had 8 employees, excluding its directors and executive officers. Currently, the Company has 8 employees, excluding its directors and executive officers.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $33,773,141, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms. There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The audited consolidated financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited consolidated financial statements are filed as part of this annual report:

FREEDMAN & GOLDBERG

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Parallax Health Sciences, Inc., and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017. Parallax Health Sciences, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallax Health Sciences, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Freedman & Goldberg

/s/ Freedman & Goldberg

Farmington Hills, Michigan

September 7, 2018

31150 Northwestern Highway, Suite 200, Farmington Hills, Michigan 48334  (248) 626-2400  Fax (248) 626-4298

2444 East Hill Road, Grand Blanc, Michigan 48439  (810) 694-0336  Fax (810) 694-9789

Website: freedmangoldberg.com

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$2,604	63,363
Accounts receivable, net	44,131	765,785
Rebates receivable	––	72,030
Inventories	––	410,148
Employee advances	1,800	11,002
Prepaid expenses	6,884	92,865
Total current assets	55,419	1,415,193

Loans receivable - long-term	169,902	169,902
Property and equipment, net	10,000	39,359
Intangible assets, net	2,298,094	191,727
Goodwill	785,060	785,060
Deposits	22,000	22,750

TOTAL ASSETS	$3,340,475	2,623,991

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,027,480	3,974,351
Pension plan contribution payable	12,570	10,822
Notes payable, convertible	741,000	––
Note payable, related party	185,000	185,000
Related party payables	1,098,774	240,080
Total current liabilities	8,064,824	4,410,253

Long-term liabilities
License fee payable, net of unamortized discount	1,890,000	540,000
Royalties payable	1,000,000	200,000
Notes and loans payable, unsecured	95,975	95,975
Note payable, convertible	144,000	144,000
Notes payable, related party, convertible	1,167,254	1,357,254
Notes payable, secured, net of unamortized discount	18,368,066	13,450,390
Total long-term liabilities	22,665,295	15,787,619
Total liabilities	30,730,119	20,197,872

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	864	834
863,691 and 833,691 issued and outstanding
as of December 31, 2017 and 2016, respectively
Common stock, $.001 par, 250,000,000 shares authorized,	136,754	107,067
136,754,530 and 107,066,774 issued and outstanding
as of December 31, 2017 and 2016, respectively
Additional paid in capital - preferred	665,803	515,833
Additional paid in capital - common	5,580,668	1,700,612
Subscriptions receivable	(592)	(1,592)
Accumulated deficit	(33,773,141)	(19,896,635)
Total stockholders' deficit	(27,389,644)	(17,573,881)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,340,475	$2,623,991

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2017	December 31, 2016

Revenue	$3,195,144	$22,749,087
Cost of sales	3,226,247	19,187,944
Gross profit	(31,103)	3,561,143

Sales, marketing, and pharmacy expenses	660,400	1,825,900
General and administrative expenses	6,426,976	4,882,134

Operating loss	(7,118,479)	(3,146,891)

Other income (expenses)
Impairment loss	––	(4,016,924)
Discount amortization	(5,450,000)	(5,100,000)
Interest expense, net of interest/dividend income	(1,308,027)	(918,044)
Total other income (expenses)	(6,758,027)	(10,034,968)

Net loss	$(13,876,506)	$(13,181,859)

Net (loss) per common share - basic	$(0.115)	$(0.116)
Net (loss) per common share - diluted	$(0.081)	$(0.083)

Weighted average common shares outstanding - basic	120,493,618	113,689,042
Weighted average common shares outstanding - diluted	172,353,832	158,497,392

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
STATEMENT OF STOCKHOLDERS DEFICIT
FROM JANUARY 1, 2016 TO DECEMBER 31, 2017

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL		DEFERRED	SUBSCRIPTIONS	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	PREFERRED	COMMON	COMPENSATION	RECEIVABLE	DEFICIT	TOTAL

Balance, January 1, 2016	823,691	$824	120,566,774	$120,567	$465,843	$1,352,228	$(321,886)	$(192)	$(6,714,776)	$(5,097,392)

Issuance of preferred stock for cash	10,000	10			49,990					50,000

Cancellation of common stock			(20,000,000)	(20,000)		20,000				––

Issuance of common stock for acquisition of subsidiary			5,000,000	5,000		285,000		(5,000)		285,000

Issuance of common stock for services			1,500,000	1,500		211,250		(1,500)		211,250

Grant of stock options to consultants						57,460	(57,460)			––

Grant of stock options to employees						7,580	(7,580)			––

Amortization of stock options							154,020			154,020

Subscriptions received								5,100		5,100

Net loss									(13,181,859)	(13,181,859)

Balance, December 31, 2016	833,691	$834	107,066,774	$107,067	$515,833	$1,933,518	$(232,906)	$(1,592)	$(19,896,635)	$(17,573,881)

Issuance of preferred stock for cash	30,000	30			149,970					150,000

Issuance of common stock for acquisition of intangible assets			2,500,000	2,500		622,500				625,000

Issuance of common stock for cash			3,950,000	3,950		193,550				197,500

Issuance of common stock for services			3,000,000	3,000		747,000		(3,000)		747,000

Issuance of common stock for debt settlement			2,100,000	2,100		112,900				115,000

Conversion of related party debt			3,906,154	3,906		521,827				525,733

Grant of stock options to consultants						1,430,800	(1,430,800)			––

Grant of stock options to employees						495,950	(495,950)			––

Grant of stock awards for services			13,950,000	13,950		2,835,300	(2,838,500)	(10,250)		500

Exercise of stock options-employees			281,602	281		67,303				67,584

Forfeiture of stock options						(246,985)	246,985			––

Change in value of stock options						(3,983)	3,983			––

Amortization of stock options							589,678			589,678

Amortization of stock awards							1,028,498			1,028,498

Subscriptions received								14,250		14,250

Net loss									(13,876,506)	(13,876,506)

Balance, December 31, 2017	863,691	$864	136,754,530	$136,754	$665,803	$8,709,680	$(3,129,012)	$(592)	$(33,773,141)	$(27,389,644)

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(13,876,506)	$(13,181,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	345,492	214,194
Impairment loss	––	4,016,924
Stock compensation/stock option expense	2,473,510	365,370
Discount amortization	5,450,000	5,100,000
Allowance for bad debt	114,957	77,000
Changes in operating assets and liabilities:
Decrease in trade and other receivables	687,929	969,603
Decrease in inventories	410,148	421,008
Decrease in prepaid expenses	85,981	17,471
Decrease in loans receivable	––	93,990
Decrease in other assets	750	––
Increase in accounts payable and accrued expenses	1,983,116	1,179,081
Increase in pension plan contribution payable	1,748	10,822
Increase in related party payables	964,440	291,470
Net cash used in operating activities	(1,358,435)	(424,926)

Cash flows from investing activities:
Purchase of professional equipment	––	(94,099)
Net cash used in investing activities	––	(94,099)

Cash flows from financing activities:
Proceeds from notes payable	100,000	100,000
Repayment of notes payable	(194,824)	(735,011)
Proceeds from convertible notes payable	741,000	––
Proceeds from convertible note payable, related party	300,000	250,000
Proceeds from issuance of preferred shares	150,000	50,000
Proceeds from issuance of common shares	199,000	––
Proceeds from issuance of common shares for acquisition	2,500	5,000
Net cash provided by (used in) financing activities	1,297,676	(330,011)

Net decrease in cash	(60,759)	(849,036)
Cash - beginning of period	63,363	912,399

Cash - end of period	$2,604	$63,363

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$5,450,000	$5,100,000
Conversion of accounts payable into common stock	$15,000	$––
Conversion of convertible related party payable to common stock	$510,733	$––
Conversion of note payable into common stock	$87,500	$––
Conversion of related party payables to non-related party payables	$105,746	$––
Issuance of common stock for acquisition of intangible assets	$622,500	$––
Acquisition of intangible assets	$2,422,500	$––
Liabilities assumed upon acquisition of intangible assets	$(1,800,000)	$––
Issuance of common stock for acquisition of subsidiary	$––	$285,000
Assets acquired upon acquisition of subsidiary	$––	$252,008
Liabilities assumed upon acquisition of subsidiary	$––	$(747,068)
Cancellation of common stock	$––	$20,000
Subscriptions receivable	$(592)	$(1,592)

SUPPLEMENTAL INFORMATION
Interest paid	$255,116	$244,975
Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

RoxSan Pharmacy, Inc.: Acquisition, Closure, and Bankruptcy

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

Business Overview

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

On January 20, 2017, the Company changed the name of its wholly-owned subsidiary, Qolpom, Inc., to Parallax Health Management, Inc.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. ("PBH"), a Delaware corporation.

On April 26, 2017, pursuant to a resolution of the Board of Directors, the Company, through its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, consideration to ProEventa for the acquisition of the intellectual property was:

●a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock; and

●a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

●a royalty agreement, providing for a royalty of 3% of the revenues generated from the intellectual property, ending at such time as Parallax has paid ProEventa $25,000,000; and

●a limited license to ProEventa for the use of certain of the Intellectual Property's technology at Grafton Schools.

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

Business Segments

During 2017, the Company has the following four (4) business segments: Retail Pharmacy Services (RPS), Remote Care Services (RCS), Behavioral Health Services (BHS), and Corporate.

Retail Pharmacy Services (RPS)

RoxSan provides a full range of pharmacy services including retail, compounding and fertility medications.

RoxSan generates net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. RoxSan also sells a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy.  During 2016 and 2017, the pharmacy was fully licensed and qualified to conduct business in over 40 US States.

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

Behavioral Health Services (BHS)

In April 2017, the Company through its wholly-owned subsidiary, Parallax Behavioral Health, Inc., acquired the intellectual property known as REBOOT, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies.  In 2018, the Company rebranded the technology as Intrinsic Code (“Intrinsic Code”), a software platform specifically designed to improve health treatment outcomes using proprietary behavioral technology systems, that enables its users and user groups to more effectively achieve goals within a prescribed timeline. Through a proprietary behavioral health technology, Intrinsic Code powers decision support that can also be delivered securely to any internet connected device. The software can be used by an individual or an organization of any size.

PBH generates revenues primarily through licensing and subscription of the Intrinsic Code software and systems. As of December 31, 2017, the BHS segment had not yet begun full operations, generating limited test market sales.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $33,773,141, and a working capital deficit of $8,009,405, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., RoxSan Pharmacy, Inc., Parallax Health Management, Inc. (formerly Qolpom, Inc.) and Parallax Behavioral Health, Inc., unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2017 and 2016, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of December 31, 2017 and 2016, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 9 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of December 31, 2017 and 2016.

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

The activity in the allowance for doubtful accounts receivable for the years ended December 31, 2017 and 2016, is as follows:

	December 31, 2017	December 31, 2016
Beginning balance	$50,000	$8,412,853
Additions charged to bad debt expense for customer receivables and insurance claims	114,957	77,000
Allowance for doubtful collection of workers compensation claims	––	23,934
Write off of allowance for doubtful collection of customer receivables and insurance claims	(134,957)	(51,000)
Write off of allowance for doubtful collection of workers compensation claims	––	(8,402,787)

Ending balance	$30,000	$50,000

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

During the years ended December 31, 2017 and 2016, the allowance for doubtful collections of customer receivables and insurance claims not related to workers compensation increased by $114,957 and $77,000 , respectively.

As of December 31, 2017 and 2016, the allowance for doubtful collections was $30,000 and $50,000, respectively.

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

Comprehensive Loss

As at December 31, 2017 and 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	For the years ended
	December 31, 2017	December 31, 2017
Shipping, postage & messenger	$82,108	$229,606
Drivers salaries and fees	72,252	113,578
Total shipping and handling costs	$154,360	$343,184

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

As of December 31, 2017, the Company has not yet filed its 2012 through 2016 annual corporate income tax returns.  Due to the Company’s recurring losses and significant loss carryforward (Note 18), no corporate income taxes are due for these periods.

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	December 31, 2017	December 31, 2016
Insurance claims receivable	$24,447	$603,316
Workers compensation claims receivable	31,236	59,015
Customer receivables	18,418	153,454
Total accounts receivable	74,131	815,785

Less: allowances for doubtful accounts receivable	(30,000)	(50,000)

Accounts receivable, net	$44,131	$765,785

As of December 31, 2017 and 2016, respectively, the Company was owed $74,131 and $815,785 in accounts receivable, consisting of $24,447 and $603,316 in insurance claims, $31,236 and $59,015 in workers compensation claims, and $18,418 and $153,454 in customer house account charges, for which payment has not yet received.

As of December 31, 2017 and 2016, respectively, $18,418 and $153,454 was owed from customers, consisting of $7,275 and $2,043 in services revenue, $0 and $93,731 in copayments, and $11,143 and $57,680 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to and receives regular payments on.

During the years ended December 31, 2017 and 2016, the allowance for doubtful collections of insurance claims not related to workers compensation increased by $114,957 and $77,000, respectively.  As of December 31, 2017 and 2016, the allowance for doubtful collection of these insurance claims was $30,000 and $50,000, respectively.

NOTE 4. LOANS RECEIVABLE

As of December 31, 2017 and 2016, loans receivable consists of $169,902 in monies owed to the Company from the former owner of RoxSan Pharmacy.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015 (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner and is part of the legal proceedings disclosed in Note 20. The Company is confident that it shall prevail in this matter.

NOTE 5. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	December 31, 2017	December 31, 2016
Appliances	$4,486	$7,160
Computer and office equipment	44,442	65,774
Furniture and fixtures	20,213	39,615
Leasehold improvements	18,731	104,357
Software	6,251	6,323
Medical devices and instruments	45,194	45,194
Sub-total	139,317	268,423
Less: accumulated depreciation	(129,317)	(99,958)
Less: accumulated impairment losses	––	(129,106)
Property and equipment, net	$10,000	$39,359

Impairment losses for the years ended December 31, 2017 and 2016, was $0 and $129,106, respectively.

Depreciation expense for the years ended December 31, 2017 and 2016, was $29,359 and $42,165, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	December 31, 2017	December 31, 2016
Products and processes	$12,500	$12,500
Trademarks and patents / technology	377,000	72,500
Customer lists / relationships	280,000	280,000
Non-compete agreement	40,000	40,000
Marketing related	162,400	30,000
Software	1,985,600	––
Sub-total	2,857,500	435,000
Accumulated amortization	(559,406)	(243,273)
Intangible assets, net	$2,298,094	$191,727

On April 26, 2017, the Company, through its wholly owned subsidiary, Parallax Behavioral Health, Inc., acquired certain intangible assets at a cost of $2,422,500.

Amortization expense for the years ended December 31, 2017 and 2016, was $316,133 and $172,029, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2017		December 31, 2016
Accounts payable-vendors	$2,021,472	[1]	$1,457,654
Credit cards payable	443,830		469,186
Factors payable	85,268		459,353
State income taxes payable	37,993		35,393
Payroll taxes payable	1,176,979		564,820
Accrued interest	1,906,516		942,685
Accrued payroll and payroll taxes	355,423		45,260

Total accounts payable and accrued expenses	$6,027,480		$3,974,351

[1]As of December 31, 2017, $105,746 has been reclassified from related party payables to accounts payable, resulting from a change in related parties (Note 10).

Payroll taxes payable includes $300,534 and $105,782 in penalties, and $35,092 and $2,118 in interest, related to unpaid payroll taxes as of December 31, 2017 and 2016, respectively.

NOTE 8. PENSION PLAN

On June 1, 2016, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc. (the “Plan Sponsor”), adopted the RoxSan Pharmacy Inc. Profit Sharing Plan (the “Plan”).  The Plan is available to all RoxSan employees employed over three (3) months. Participants may make voluntary contributions, subject to plan limitations.  The Plan Sponsor provides matching contributions up to 4%, subject to plan limitations.  All contributions vest immediately.  For the years ended December 31, 2017 and 2016, respectively, the Plan Sponsor contributed $24,172 and $37,715 to the Plan.  As of December 31, 2017 and 2016, respectively, contributions in the amount of $12,570 and $10,822 are payable.

NOTE 9. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2017	December 31, 2016
Short-term:
Notes payable, convertible	$741,000	$––
Total short-term notes payable	741,000	––

Long-term:
Notes and loans payable, unsecured
Loans payable	11,900	11,900
Notes payable	84,075	84,075
Total notes and loans payable, unsecured	95,975	95,975

Note payable, convertible	144,000	144,000

Notes payable, secured, net of unamortized discount:
Note payable-merchant	974,826	1,095,920

Note payable-bank	38,240	99,470

Note payable	20,500,000	20,500,000
Less: unamortized discount	(3,145,000)	(8,245,000)
Note payable, net of unamortized discount	17,355,000	12,255,000
Total notes payable, secured, net of unamortized discount	18,368,066	13,450,390
Total long-term notes and loans payable	18,608,041	13,690,365

Total notes and loans payable	$19,349,041	$13,690,365

Between July 14, 2017 to October 23, 2017, the Company issued convertible promissory notes (“Convertible Notes”) to twenty-two (22) accredited investors (“Investor Group A”) for financing in the aggregate amount of $741,000.  The Convertible Notes include interest at a rate of 10% per annum, mature in one (1) year, and are convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage for a period of three (3) years at an exercise price of $0.25 per common share (Note 13). During the year ended December 31, 2017, interest in the amount of $26,840 was expensed.  As of December 31, 2017, a total of $26,840 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 7, 2017, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc., entered into an Inventory Security Agreement (the “Agreement”) to be provided with financing in the amount of $100,000 to purchase inventory (the “Loan Amount”).  The Loan Amount is secured by the Company’s physical inventory, and provides for repayment over an eight (8) month period in equal monthly installments of $12,500.  In lieu of interest, the Company issued 800,000 warrants to purchase Parallax common stock for a term of three (3) years at an exercise price of $0.10 per share. During the year ended December 31, 2017, principal payments in the amount of $12,500 were made.  On December 4, 2017, the principal balance of $87,500 and interest in the amount of $12,500 was converted into 2,000,000 shares of the Company’s restricted common stock at a rate of $0.05 per share.

As of December 31, 2017 and 2016, long-term non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  The loans in the amount of $11,900 were for overhead requirements, and are unsecured and non-interest bearing.  The notes in the amount of $84,075 bear interest a rate of 8% to 10% per annum, are unsecured, and are payable upon demand.  As of December 31, 2017, no demand has been made.  During the years ended December 31, 2017 and 2016, respectively, interest in the amount of $7,300 and $7,320 was expensed. As of December 31, 2017 and 2016, respectively, a total of $51,432 and $44,132 in interest has been accrued and is included as an accrued expense on the accompanying consolidated balance sheet.

Non-related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price		Term/Due

The Kasper Group, Ltd.	$144,000	7%	$60,507	$0.10	[1]	10/01/2019	[1]
Investor Group A	741,000	10%	26,840	$0.10		07/2020-09/2020
	$885,000		$87,347

[1] On July 31, 2018, the note was modified 1) to extend the note’s maturity to October 1, 2019, and 2) to change the conversion price from $0.25 to $0.10 per share.

As of December 31, 2017 and 2016, a non-related party convertible promissory note in the amount of $144,000 is owed by the Company. The unsecured note bears interest at a rate of 7% per annum, was due by January 1, 2015, and contains a repayment provision to convert the debt into shares of the Company's common stock at a rate of $0.25 per share.[1]  As of December 31, 2017, no demand for payment or conversion has been made. During the years ended December 31, 2017 and 2016, respectively, interest in the amount of $10,080 and $10,107 was expensed.  As of December 31, 2017 and 2016, respectively, a total of $60,507 and $50,427 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On August 13, 2015, the Company issued a secured promissory note in the amount of $20.5 million in connection with the acquisition of RoxSan Pharmacy, Inc.  The note bears interest at a rate of 6% per annum, and matures August 13, 2018 ("Maturity").  Management has determined that the note issued does not fairly represent the fair market value for the related acquisition at the date of purchase.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the note has been recorded. During the years ended December 31, 2017 and 2016, respectively, the Company expensed $5,100,000 and $5,100,000 in discount amortization.  As of December 31, 2017 and 2016, respectively, $3,145,000 and $8,245,000 in unamortized discount remains, to be amortized over the next 8 months, to the note's maturity.  During the years ended December 31, 2017 and 2016, respectively, interest in the amount of $876,214 and $607,398 has been expensed. As of December 31, 2017 and 2016, respectively, a total of $1,585,314 and $709,100, in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet. The Company is currently in litigation with the note holder/former owner of RoxSan, and is also evaluating this liability in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 20).

On October 9, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into a Business Loan and Security Agreement (the "Loan") with American Express, FSB, in the principal sum of $2,000,000.  The Loan includes interest in the form of a flat fee of $240,000, or 6% per annum, to be amortized over twenty-four (24) months, to the Loan's maturity.  Payments of principal and interest are made through collection of merchant funds received by the Company for customer purchases paid with the American Express credit card.  During the years ended December 31, 2017 and 2016, respectively, payments totaling $216,901 and $854,481, representing $121,094 and $734,481 in principal and $95,807 and $120,000 in interest, have been made. As of December 31, 2017 and 2016, respectively, principal of $974,826 and $1,095,920, and unamortized loan fees of $0 and $95,807 remained.

On February 11, 2016, the Company was advanced $100,000 from a line of credit (“LOC”) with Bank of America.  The LOC bore interest at a rate of between 6.06% and 6.31% per annum, variable upon Prime Rate fluctuations.  During 2017 and 2016, respectively, principal payments on the LOC in the amount of $50,028 and $530 were made. On April 11, 2017, the Company converted the unpaid balance of the LOC to a term loan in the principal sum of $49,442 (the “Loan).  The Loan bears interest at a rate of 6.23%, with monthly payments of principal and interest in the amount of $2,020, for a period of twenty-seven (27) months, maturing July 17, 2019.  During the year ended December 31, 2017, principal payments on the Loan in the amount of $11,202 were made. An aggregate of $61,230 and $530 in principal and $4,028 and $4,693 in interest was paid on the LOC and the Loan during the and December 31, 2017 and 2016, respectively. As of  December 31, 2017 and 2016, respectively, principal of $38,240 and $99,470 remained.

The future maturities of long-term notes payable are summarized as follows:

Year	Principal
2018	21,558,901	[2]
2019	182,240
	$21,741,141

[2] Includes notes payable on demand in the amount of $84,075, and $974,826 owed to American Express, in default.

During the years ended December 31, 2017 and 2016, respectively, interest on non-related party notes and loans payable in the amount of $920,434 and $749,518 has been expensed.  As at December 31, 2017 and 2016, respectively, a total of $1,724,093 and $803,659 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	December 31, 2017		December 31, 2016
Related party payables
Accrued compensation	$927,144	[1]	$198,700
Cash advances	171,630	[1]	41,380
Total related party payables	1,098,774		240,080

Note payable, related party	185,000		185,000
Notes payable, related party, convertible	1,167,254		1,357,254
Total notes payable	1,352,254		1,542,254

Total related party transactions	$2,451,028		$1,782,334

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables has been reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of December 31, 2017, $105,746 is included as part of accounts payable (Note 7) on the accompanying consolidated balance sheets. See Note 19 for additional information and legal proceedings related to Mr. Engert.

As at December 31, 2017 and 2016, respectively, related parties are due a total of $2,451,028 and $1,782,334, consisting of $927,144 and $198,700 in accrued compensation owed to officers; $171,630 and $41,380 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,352.254 and $1,542,254 in related party notes payable, of which $1,167,254 and $1,357,254 contain conversion features.

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B preferred Stock at $5.00 per share to a related party, for cash in the amount of $150,000 (Note 11).

On March 16, 2017, in connection with a related party convertible promissory note in the amount of $250,000 and accrued interest of $7,954, of which $6,422 and $1,532 was expensed during the years ended December 31, 2017 and 2016, respectively, the Company issued 1,228,346 shares of its restricted common stock at a conversion rate of $0.21 per share (Note 12).

On May 18, 2017, in connection with a related party convertible promissory note in the amount of $200,000 and accrued interest of $27,781, of which $3,781 and $24,000 was expensed during the years ended December 31, 2017 and 2016, respectively, the Company issued 2,277,808 shares of its restricted common stock at a conversion rate of $0.10 per share (Note 12).

On September 11, 2017, in connection with a related party convertible promissory note in the amount of $331,100, the note holder elected to convert a portion of the principal in the amount of $40,000.  As a result,  the Company issued 400,000 shares of its restricted common stock at a conversion rate of $0.10 per share (Note 12), and the principal balance of the note was reduced to $291,100.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

J. Michael Redmond, President (former)	$576,154	5%	$90,743	$0.10	07/31/2017
Huntington Chase, Beneficial Owner	291,100	7%	54,480	$0.10	12/31/2015
AvantGarde, LLC, Beneficial Owner	250,000	12.5%	21,319	$0.20	04/26/2018	[2]
Hamburg Investment Co., Beneficial Owner	50,000	12.5%	4,058	$0.20	05/08/2018	[2]
Total	$1,167,254		$170,600

[2]Upon maturity, the note was extended and amended.  See Note 19 for additional information.

On April 26, 2017, the Company issued a subordinate secured convertible promissory note in the principal sum of $250,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a price of $0.20 per share.  The note is secured by 1,500,000 shares of the Company’s restricted common stock. During the year ended December 31, 2017, interest in the amount of $21,319 was expensed.  As of December 31, 2017, a total of $21,319 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

On May 8, 2017, the Company issued a subordinate secured convertible promissory note in the principal sum of $50,000.  The note bears interest at a rate of 12.5% per annum, is for a term of twelve (12) months, and contains a repayment provision to convert the principal into restricted shares of the Company’s common stock at a price of $0.20 per share.  The note is secured by 250,000 shares of the Company’s restricted common stock. During the year ended December 31, 2017, interest in the amount of $4,058 was expensed.  As of December 31, 2017, a total of $4,058 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of December 31, 2017, the Company has convertible promissory notes issued to its principals in the aggregate sum of $1,167,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 12.5% per annum, mature between December 31, 2015 to May 8, 2018, and contain repayment provisions to convert the debt into the Company’s common stock at a price of between $0.10 to $0.20 per share. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes, and was fully expensed in prior years. During the years December 31, 2017 and 2016, respectively, interest in the amount of $76,511 and $63,686 was expensed, of which $16,833 and $35,130 was paid to the note holders in cash.  As of December 31, 2017, and December 31, 2016, respectively, a total of $170,600 and $136,453 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On September 14, 2016 and November 22, 2016, the Company, through its wholly-owned subsidiary, RoxSan, issued promissory notes to J. Michael Redmond in the principal amount of $182,000 and $15,000, respectively, for cash loans made to RoxSan for overhead requirements.  The notes, in the principal sum of $197,000, bear interest at a rate of 5% per annum and matured October 14, 2016 and November 29, 2016.  During the years ended December 31, 2017 and 2016, respectively, principal reductions were made in the aggregate of $0 and $12,000, and interest in the aggregate of $9,250 and $2,573 was expensed.  As of December 31, 2017 and 2016, respectively, an aggregate of principal in the amount of $185,000 remains, and interest in the amount of $11,823 and $2,573 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 31, 2017, the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. issued a secured promissory note to Parallax Health Sciences, Inc. along with a Pledge and Security Agreement and Note Agreement of the same date, for funding, up to $2,000,000, to be disbursed to RoxSan upon request (the “Principal”).  The note bears interest at a rate of 3% per annum, is for a term of five (5) years, and is secured by all of RoxSan’s unencumbered assets.  Repayment of the Principal is to be made to Parallax in installments of up to $400,000 at the end of year 3; $400,001 up to $1,000,000 by the end of year 4; and the remainder of any unpaid Principal at the end of year 5, along with all accrued interest.  As of December 31, 2017, principal in the amount of $1,153,395 has been disbursed, and interest in the amount of $10,395 has been accrued.

On August 13, 2015, concurrent with the Company’s acquisition of RoxSan Pharmacy, the Company entered into an Employment Agreement between RoxSan and J. Michael Redmond, for Mr. Redmond to serve as RoxSan’s President and Chief Executive Officer. The agreement replaced any other written agreement with the Company, was for a term of three (3) years, and included annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provided for options granted to purchase for 2,000,000 shares of the Company's common stock at an exercise price of $0.05 per share.  The options were for a period of five (5) years, and vest quarterly over a three (3) year period.  On July 6, 2017, the Company terminated the agreement and caused the removal of Mr. Redmond. See Note 20 for additional information and legal proceedings related to Mr. Redmond.

On August 13, 2015, the Company entered into an Employment Agreement between RoxSan and its Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On October 2, 2015, the Company through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

On October 19, 2015, the Company engaged John L. Ogden, a related party, to serve as the trustee for the RoxSan Pharmacy, Inc. Pension and Profit-Sharing Plans.  For his services, the Company agreed to pay Mr. Ogden $6,000 per month.

On January 1, 2017, the Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance, and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. Effective August 1, 2017, the Employment Agreement was superseded by a new agreement which was executed on November 30, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, with 100% vesting immediately, as well as options granted to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.

On July 7, 2017, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Paul R. Arena to serve as the Company’s President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, the Agreement provides for a base compensation of $350,000 in year one, of which 30% shall be deferred until certain goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five (5) years, and vest when certain market share prices of the Company’s common stock are met.

During the years ended December 31, 2017 and 2016, respectively, interest on related party notes payable in the amount of $95,962 and $66,259 was expensed. As of December 31, 2017 and 2016, respectively, a total of $182,422 and $139,026 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

As of December 31, 2017 and 2016, respectively, the Company had 863,691 and 833,691 shares of preferred stock issued and outstanding.

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

On May 17, 2017, in connection with a certain consulting agreement dated April 26, 2017, the Company issued 500,000 shares of its restricted common stock to the consultant for cash in the amount of $500, for services to be provided over a thirty-six (36) month period.  The shares were valued at $125,000, of which $124,500 was recorded to paid in capital, $27,664 was expensed, and $96,836 was deferred, to be amortized over the next thirty-five (35) months.

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

On December 4, 2017, in connection with a certain settlement for debt in the amount of $87,500 and interest in the amount of $12,500, the Company issued 2,000,000 shares of its restricted common stock at a rate of $0.05 per share.  As a result, $98,000 was recorded to paid in capital.

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

During the years ended December 31, 2017 and 2016, respectively, a total of $2,838,500 and $0 in deferred stock compensation was recorded, of which $1,028,498 and $0 was expensed. As of December 31, 2017 and 2016, respectively, there remains $1,810,002 and $0 in deferred stock compensation to be expensed over the next thirty-three (33) months.

As of December 31, 2017 and 2016, respectively, the Company had 136,734,530 and 107,066,774 common shares issued and outstanding.

NOTE 13. WARRANTS AND OPTIONS

As of December 31, 2017 and 2016, respectively, the Company had 7,205,000 and 15,362,491 warrants and 20,675,000 and 11,135,000 options issued and outstanding.

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

On June 17, 2017, 14,535,706 warrants underlying 726,786 shares of Series A preferred stock expired.

Between July 14, 2017 to October 23, 2017, in connection with certain convertible promissory notes issued to twenty-two (22) accredited investors (“Investor Group A”), 3,905,000 warrants were issued (Note 9). The warrants are exercisable for a period of three (3) years at an exercise price of $0.25 per share of common stock.

On August 7, 2017, in connection with a certain inventory security agreement, 800,000 warrants were issued (Note 9).  The warrants are exercisable for a period of three (3) years at an exercise price of $0.10 per share of common stock.

On August 9, 2017, in connection with a certain debt settlement, 100,000 warrants were issued. The warrants are exercisable for a period of three (3) years at an exercise price of $0.21 per share of common stock.

On September 1, 2017, in connection with certain consulting agreements, 1,000,000 warrants were issued.  The warrants are exercisable for a period of five (5) years at the following exercise price: 250,000 at $0.15 per share, 250,000 at $0.25 per share, 250,000 at $0.35 per share, and 250,000 at $0.60 per share.  The warrants vest when the average share price of PRLX common stock reaches the exercise price for a period of twenty (20) days.

On September 30, 2017, 726,785 warrants underlying 36,339 shares of Series A preferred stock expired.

On December 5, 2017, in connection with certain consulting agreements, 300,000 warrants were issued.  The warrants vest periodically over the term of the agreements, and are exercisable for a period of three (3) years at an exercise price of $0.15 per share.

On December 15, 2017, in connection with a certain consulting agreement, 500,000 warrants were issued.  The warrants vest periodically over the term of the agreement, and are exercisable for a period of three (3) years at an exercise price of $0.15 per share.

On December 20, 2017, in connection with a certain consulting agreement, 200,000 warrants were issued.  The warrants vest over twelve (12) months, and are exercisable for a period of three (3) years at an exercise price of $0.15 per share.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.10	250,000	4.65	$25,000	$0.29
$0.15	300,000	2.90	45,000	$0.27
$0.15	700,000	3.00	105,000	$0.26
$0.21	100,000	2.65	21,000	$0.31
$0.25	1,500,000	2.55	375,000	$0.34
$0.25	2,300,000	2.65	575,000	$0.30
$0.25	680,000	2.75	170,000	$0.29
$0.25	225,000	2.80	56,250	$0.27
$0.25	250,000	4.65	62,500	$0.29
$0.35	250,000	4.65	87,500	$0.29
$0.60	250,000	4.65	150,000	$0.31
$0.75	100,000	0.95	75,000	$0.28
$0.75	300,000	1.15	225,000	$0.29
	7,205,000		$1,972,250	$0.26

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2015	16,473,401	$0.41
Issued	7,205,000	$0.26
Exercised	––	––
Expired / Forfeited	(16,473,401)	$0.41
Outstanding at December 31, 2017	7,205,000	$0.26

On January 12, 2016, the Company granted a key employee 60,000 options to purchase common shares at $0.05 for a period of 5 years.  The options vest quarterly over a three (3) year period, and were valued at $1,710 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.70, risk free interest rate 1.55%, and dividend yield 0%.

On July 30, 2016, in connection with certain consulting agreements, the Company granted the consultants 1,000,000 options to purchase common shares for a period of 5 years, of which 250,000 each have an exercise price of $0.10, $0.25, $0.35 and $0.60 per share.  The options vest quarterly over a one (1) year period, and were valued at $23,880 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.70, risk free interest rate 1.03%, and dividend yield 0%.

On August 30, 2016, the Company granted a key employee 100,000 options to purchase common shares at $0.05 for a period of 5 years.  The options vest quarterly over a three (3) year period, and were valued at $5,970 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.69, risk free interest rate 1.18%, and dividend yield 0%.

On September 20, 2016, in connection with a certain consulting agreement, the Company granted the consultant 1,000,000 options to purchase common shares at $0.05 for a period of 2 years.  The options vest quarterly over a two (2) year period, and were valued at $40,200 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.25 years, expected volatility 1.81, risk free interest rate 1.19%, and dividend yield 0%.

On April 26, 2017, in connection with a certain consulting agreement, the Company granted the consultant 1,000,000 options to purchase common shares at $0.25 for a period of three (3) years.  The options vest annually over a three (3) year period, and were valued at $220,900 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 2.5 years, expected volatility 1.97, risk free interest rate 1.46%, and dividend yield 0%.

On April 30, 2017, the Company granted key employees 1,980,000 options to purchase common shares at $0.05 for a period of five (5) years.  The options vest quarterly over a three (3) year period, and were valued at $472,030 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.97, risk free interest rate 1.84%, and dividend yield 0%.  Of the options granted, 840,000, valued at $200,260, were forfeited.

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

On July 10, 2017, the Company granted a key employee 90,000 options to purchase common shares at $0.05 for a period of three (3) years.  The options vest quarterly over a three (3) year period, and were valued at $24,230 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 2.47, risk free interest rate 1.81%, and dividend yield 0%.

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

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	3,250,000	0.75	$162,500	$0.08
$0.05	4,160,000	2.75	208,000	$0.09
$0.05	60,000	3.00	3,000	$0.06
$0.05	100,000	3.75	5,000	$0.08
$0.05	1,140,000	4.25	57,000	$0.09
$0.05	90,000	4.50	4,500	$0.14
$0.10	250,000	1.75	25,000	$0.06
$0.10	500,000	2.75	50,000	$0.14
$0.10	1,375,000	3.00	137,500	$0.10
$0.15	1,000,000	2.75	150,000	$0.14
$0.25	250,000	1.75	62,500	$0.06
$0.25	1,000,000	2.25	250,000	$0.10
$0.25	1,000,000	2.75	250,000	$0.15
$0.25	6,000,000	4.50	1,500,000	$0.14
$0.35	250,000	1.75	87,500	$0.07
$0.60	250,000	1.75	150,000	$0.08
	20,675,000		$3,102,500	$0.15

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2015	9,200,000	$0.14
Issued	13,730,000	$0.07
Exercised	(300,000)	$0.09
Expired / Forfeited	(1,955,000)	$0.06
Outstanding at December 31, 2017	20,675,000	$0.15

During the years ended December 31, 2017 and 2016, respectively, 11,570,000 and 2,160,000 options were issued, 300,000 and 0 options were exercised, 0 and 225,000 options expired, and 1,730,000 and 0 options were forfeited. A total of $1,679,765 and $65,040 in deferred stock option compensation was recorded, and $589,679 and $154,017 was expensed during the years ended December 31, 2017 and 2016, respectively.  There remains $1,319,010 and $232,909 in deferred compensation as of December 31, 2017 and 2016, respectively, to be expensed over the next 33 months.

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

On September 25, 2016, pursuant to a resolution of the board of directors, the Company entered into an executive agreement for Dr. Robert Burns Arnot to join the Company as its Chief Medical Officer, for an initial term of three (3) years.  The executive agreement includes compensation in the amount of $10,000 per month, to be deferred until certain funding goals are met.  In addition, Dr. Arnot was granted the right to purchase 250,000 shares of the Company’s restricted common stock at $0.001 per share, and options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share, of which 250,000 vest immediately, and the remaining vest quarterly over a two (2) year period.  Concurrently, the Company entered into a revenue sharing agreement for a term of three (3) years, that provides for Dr. Arnot to receive 10% of Adjusted Gross Revenue (AGR) from certain sales generated by the Company up to $125 million in revenues for any given year, and 5% of AGR thereafter, as defined in the agreement, subject to certain performance criteria.  On November 14, 2017, the Company suspended the services provided by Dr. Robert Arnot under the Consulting Agreement dated September 25, 2016.

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

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total

2018	$207,958	$53,549	$261,508
	$207,958	$53,549	$261,508

On December 20, 2017, the Company ceased its pharmacy operations, and in January 2018, the Company vacated the pharmacy premises.  In May 2018, the pharmacy filed a Chapter 7 bankruptcy petition, and expects the Company to be relieved of any monies owed under the leases for the commercial facilities in Beverly Hills, California.

Rent expense for the years ended December 31, 2017 and 2016, was $390,452 and $434,726, respectively, including $58,442 and $58,417, respectively, of common area maintenance cost.

NOTE 17. CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At December 31, 2017, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the source of its receivables is primarily from insurance payers, from which a pre-approval of payment is provided at the time of sale. In addition, historically, there have been no significant unpaid customer receivables. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2017 and 2016. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Customer

The Company has one major insurance payer that accounted for approximately 69% and $1,639,876 and 75% and $9,101,422 of insurance payments received for the years ended December 31, 2017 and 2016, respectively.

The Company also has one major fertility clinic that accounted for approximately 1% and $5,872 and 8% and $1,320,957 of fertility sales for the years ended December 31, 2017 and 2016, respectively.

In August 2016, RoxSan’s contract with its primary fertility drug rebate program was terminated. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its fertility drug purchases, and RoxSan was unable to provide its customers with comparably priced fertility drugs.  This, among other things, caused the loss of its major customers.

Major Vendor

The Company has one major supplier that accounted for approximately 28% and $915,221 and 78% and $15,000,618 of cost of sales for the years ended December 31, 2017 and 2016, respectively. In July 2017, RoxSan’s contract with its primary drug supplier was terminated.

NOTE 18. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2017 and 2016, was as follows:

	December 31, 2017	December 31, 2016

Income (loss) before taxes	$(13,873,906)	$(13,160,859)
Statutory rate (Fed & State(s))	30%	43%

Computed expected tax payable (recovery)	(4,254,200)	(5,638,200)

Effect of the U.S. tax law change	2,503,600	––

Tax effect of non-deductible expenses:
Impairment loss	––	1,720,900
Stock compensation/amortization of stock options	738,100	66,000
Discount amortization	1,626,300	2,184,800
Penalties	58,100	51,500
Other	5,300	34,800
Total tax effect of non-deductible expenses	2,427,800	4,058,000

Change in valuation allowance	(674,600)	1,601,200

Income tax expense	$2,600	$21,000

Reported income taxes:
Federal	$––	$––
State	2,600	21,000
Total	$2,600	$21,000

The significant components of deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016

Net operating loss carried forward	$6,675,700	$7,549,500

Bad debt allowance	8,400	19,900

Officers’ accrued compensation	259,400	44,300

Accrued related party interest	51,000	55,400

Valuation allowance	(6,994,500)	(7,669,100)

Net deferred income tax asset	$––	$––

The Company’s net operating losses are as follows:

Tax Year	Net Operating Loss	Expires

2008	$400	2028
2009	132,100	2029
2010	41,600	2030
2011	659,100	2031
2012	552,200	2032
2013	492,600	2033
2014	1,113,200	2034
2015	3,706,800	2035
2016	12,250,200	2036
2017	4,909,300	2037

Total	$23,857,500

As at December 31, 2017 and 2016, respectively, the Company had approximately $23,857,500 and $18,948,200 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 19. SEGMENT REPORTING

The Company has the following four (4) business segments: Retail Pharmacy Services, Remote Care Systems, Behavioral Health Services and Corporate. See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Pharmacy Segment	Remote Care (1) Segment	Behavioral (2) Health Segment	Corporate Segment	Consolidated Totals

December 31, 2017
Revenue	$3,100,207	$93,737	1,200	$––	$3,195,144
Gross profit	16,003	(48,306)	1,200	––	(31,103)
Operating income (loss)	(2,566,517)	(618,952)	(327,724)	(3,605,286)	(7,118,479)
Depreciation and amortization	50,192	8,902	284,734	1,664	345,492
Interest expense, net of interest/dividend income	(291,254)	(9,626)	––	(1,007,146)	(1,308,026)
Impairment loss	––	––	––	––	––
Discount amortization	––	(350,000)	––	(5,100,000)	(5,450,000)
Total assets	253,863	936,654	2,137,766	12,192	3,340,475
Goodwill	––	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––	––

December 31, 2016
Revenue	$22,701,221	$47,866	––	$––	$22,749,087
Gross profit	3,538,119	23,024	––	––	3,561,143
Operating income (loss)	(1,323,163)	(74,985)	––	(1,748,743)	(3,146,891)
Depreciation and amortization	205,461	3,698	––	5,035	214,194
Interest expense, net of interest/dividend income	226,738	––	––	691,511	918,249
Impairment loss	4,016,924	––	––	––	4,016,924
Discount amortization	––	––	––	5,100,000	5,100,000
Total assets	1,649,393	945,382	––	29,215	2,623,991
Goodwill	––	785,060	––	––	785,060
Additions to property and equipment	94,099	––	––	––	94,099

(1)Remote Care Systems Segment commenced September 20, 2016

(2)Behavioral Health Segment commenced March 22, 2017

NOTE 20. LEGAL MATTERS

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

Disputes with Creditors/Vendors

●Action No. SC127712

On or about June 20, 2017, American Express Bank, FSB filed suit against RoxSan Pharmacy, Inc. in Superior Court of California, County of Los Angeles for an amount of $996,622 in connection with RoxSan’s merchant financing loan. On or about June 27, 2017, American Express Travel Related Services Company, Inc. filed suit against RoxSan Pharmacy, Inc. in Supreme Court of New York, County of New York in the amounts of $153,500 and $273,500 in connection with RoxSan’s credit card obligations. On July 31, 2017, and August 16, 2017, the Company entered into stipulation and settlement agreements for these matters to make payments in lieu of further litigation at this time.

There are five (5) legal matters currently pending at this time.

NOTE 21. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2017 through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure, except for the following:

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

On February 27, 2018, in connection with certain convertible debt in the amount of $45,000 and accrued interest of $3,114, the Company issued 481,129 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $47,633 was recorded to paid in capital.

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

In June 2018, the Plan Sponsor terminated the RoxSan Pharmacy Inc. Profit Sharing Plan.  All contributions have been made by the Plan Sponsor, and no further financial obligations to the Plan exits.

On June 4, 2018, Mr. Anand Kumar resigned as a member of the Board of Directors.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeds him; to serve as a member of the Board of Directors until the next annual meeting of the shareholders and/or until his successor is duly appointed.

Between April 24, 2018 and June 18, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to four accredited investors in the aggregate principal sum of $600,000.  The Notes bear interest at rate of 12% per annum, mature December 15, 2018, or earlier, contingent upon certain financing conditions, and contain a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Notes are secured by all of the Company’s personal property, and include warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

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

As of December 31, 2017, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2017, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2017, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2017, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2017 and 2016.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)	($)	($)		($)
Paul R. Arena President, Chief Executive Officer	2017	71,950	None	500,000	[1]	228,875		None	None	115.087	[6]	923,412
	2016	None	None	None		None		None	None	None		None
Calli R. Bucci Chief Financial Officer, Secretary	2017	88,040	None	None		22,154	[2]	None	None	122,214 52,500	[6] [7]	284,908
	2016	176,532	None	None		24,050	[2]	None	None	60,000	[7]	260,582
Edward W. Withrow III Former Executive Chairman	2017	179,863	None	None		None		None	None	60,137	[6]	240,000
	2016	240,000	None	None		None		None	None	None		240,000
Nathaniel T. Bradley President, Parallax Health Management, Inc.	2017	19,328	None	750,000	[3]	57,350	[3]	None	None	203,876	[6]	1,030,554
	2016	None	None	None		None		None	None	None		None
J. Michael Redmond Former President, CEO, Chairman	2017	62,500	None	None		29,537	[4]	None	None	155,376	[6]	247,413
	2016	305,961	None	None		32,067	[4]	None	None	6,250	[6]	344,278
Dave Engert Former Executive Chairman	2017	None	None	None		None		None	None	None		None
	2016	90,000	None	None		14,513	[5]	None	None	90,000	[5]	194,513

[1]

Pursuant to Employment Agreement effective July 7, 2017, 10,000,000 shares of restricted common stock were granted, of which 2,500,000 vested during 2017, valued at $500,000; and 5,000,000 options were granted, of which 1,250,000 vested during 2017, valued at $228,875.

[2]	Pursuant to Employment Agreement effective August 13, 2015, 1,500,000 options were granted, of which 500,000 vested during 2016, valued at $24,050; and 500,000 vested during 2017, valued at $22,154.
[3]

Pursuant to Employment Agreement effective August 1, 2017, 3,000,000 shares of restricted common stock were granted, 100% vesting immediately, valued at $750,000; and 1,000,000 options were granted, of which 250,000 vested during 2017, valued at $57,350.

[4]	Pursuant to Employment Agreement effective August 13, 2015, 2,000,000 options were granted, of which 666,667 vested during 2016, valued at $32,067; and 666,667 vested during 2017, valued at $29,537.
[5]	Pursuant to Consulting Agreement effective October 1, 2015, and Option Agreement dated October 5, 2015, a total of 750,000 options were granted, of which 281,250 vested during 2016, valued at $14,513.
[6]	Compensation payable at December 31, 2017.
[7]	Compensation accrued and deferred until the Company reaches certain funding goals.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On August 13, 2015, concurrent with the Company’s acquisition of RoxSan Pharmacy, the Company entered into an Employment Agreement between RoxSan and J. Michael Redmond, for Mr. Redmond to serve as RoxSan’s President and Chief Executive Officer. The agreement replaced any other written agreement with the Company, was for a term of three (3) years, and included annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provided for options granted to purchase for 2,000,000 shares of the Company's common stock at an exercise price of $0.05 per share.  The options were for a period of five (5) years, and vest quarterly over a three (3) year period. On July 6, 2017, the Company terminated the agreement and caused the removal of Mr. Redmond.

On August 13, 2015, the Company entered into an Employment Agreement between RoxSan and its Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On October 2, 2015, the Company through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

On October 19, 2015, the Company engaged John L. Ogden, a member of the Company’s board of directors, to serve as the trustee for the RoxSan Pharmacy, Inc. Pension and Profit-Sharing Plans.  For his services, the Company agreed to pay Mr. Ogden $6,000 per month.

On January 1, 2017, the Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance, and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. Effective August 1, 2017, the Employment Agreement was superseded by a new agreement which was executed on November 30, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, with 100% vesting immediately, as well as options granted to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.

On July 7, 2017, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Paul R. Arena to serve as the Company’s President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, the Agreement provides for a base compensation of $350,000 in year one, of which 30% shall be deferred until certain goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five (5) years, and vest when certain market share prices of the Company’s common stock are met.

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

As of December 31, 2017, the Company has granted options to purchase an aggregate of 20,975,000 shares, net of expirations and forfeitures, with an aggregate value of $2,401,980. In connection with the options granted, a total of $1,679,765 has been recorded as deferred stock option compensation during the year ended December 31, 2017, $493,291 was expensed in prior years, $589,679 was expensed in 2017, and $1,319,010 will be expensed over the next 33 months.

Stock Options/SAR Grants

On July 7, 2017, in connection with an executive employment agreement, the Company granted an officer 5,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest as follows: 25% immediately, and the remainder vest when certain market goals are met.

On August 1, 2017, in connection with an executive employment agreement, the Company granted an officer 1,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest annually over a three (3) year period,

There were no other stock options granted to directors and officers during the years ended December 31, 2017 or 2016.

Aggregated Option Exercised in Last Fiscal Year

There were no options exercised during the years ended December 31, 2017 or 2016, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

	Total Number of	Number of Options		Number of Options	Exercise	Expiration
Name	Options Granted	Vested / Exercisable		Non-Exercisable	Price	Date
Paul R. Arena	5,000,000	1,250,000		3,750,000	$0.25	07/07/2022
Nathaniel T. Bradley	1,000,000	500,000		500,000	$0.25	08/01/2022
J. Michael Redmond	1,375,000	1,375,000		––	$0.10	10/31/2020
J. Michael Redmond	2,000,000	2,000,000	[1]	––	$0.05	08/13/2020
Calli R. Bucci	1,500,000	1,500,000		––	$0.05	08/13/2020
John L. Ogden	500,000	500,000		––	$0.05	10/05/2020
Edward W. Withrow Jr.	750,000	750,000		––	$0.05	10/05/2020
Anand Kumar	250,000	250,000		––	$0.05	10/05/2020
Dave Engert	750,000	750,000	[1]	––	$0.05	10/05/2020
Employees	1,120,000	1,083,600		36,400	$0.05	10/01/2020
	1,140,000	643,900		496,100	$0.05	04/30/2022
	90,000	37,500		52,500	$0.05	07/10/2020
Consultants	1,000,000	625,000		375,000	$0.05	09/20/2018
	1,000,000	660,000		340,000	$0.25	04/26/2020
	500,000	180,000		320,000	$0.10	09/20/2020
	1,000,000	360,000		640,000	$0.15	09/20/2020
	1,000,000	360,000		640,000	$0.25	09/20/2020
	250,000	250,000		––	$0.10	07/21/2021
	250,000	250,000		––	$0.25	07/21/2021
	250,000	250,000		––	$0.35	07/21/2021
	250,000	250,000		––	$0.60	07/21/2021
Total Outstanding	20,675,000	13,825,000		7,150,000

[1] The exercisability of these options is under review by the Board and legal counsel.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has no formal plan for compensating its directors for their service in their capacity as directors. However, certain directors and officers of the Company have received stock options to purchase common shares under the Company’s Employee Stock Option Plan and Incentive Compensation Plan, and may receive additional stock options at the discretion of the Company’s board of directors.

The Company has not paid any other cash compensation or director's fees for services rendered as a director since the Company’s inception to the date of this filing.

Pension, Retirement or Similar Benefit Plans

On June 1, 2016, the Company, through its wholly-owned subsidiary, RoxSan Pharmacy, Inc. (the “Plan Sponsor”), adopted the RoxSan Pharmacy Inc. Profit Sharing Plan (the “Plan”).  The Plan is available to all RoxSan employees employed over three (3) months. Participants may make voluntary contributions, subject to plan limitations.  The Plan Sponsor provides matching contributions up to 4%, subject to plan limitations.  All contributions vest immediately.  For the years ended December 31, 2017 and 2016, respectively, the Plan Sponsor contributed $24,172 and $37,715 to the Plan.  As of December 31, 2017, contributions in the amount of $12,570 were payable.

In June 2018, the Plan Sponsor terminated the Plan.  All contributions to the Plan were made, and no further financial obligations to the Plan exists.

As of December 31, 2017, the Company had no other pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control the Company. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of its common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Montecito BioSciences, Ltd. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	38,156,227	[2]	27.12%
Edward W. Withrow III 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	7,631,245	[2] [4] [5]	5.42%
Withrow Sinclair & Co. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,721,900	[4]	4.07%
M. Katsuka Sandoval 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	5,000,000	[5]	3.55%
AvanteGarde LLC 3194 Quarry Road Manchester, NJ 08759	4,960,310	[3]	3.53%
Jorn & Jennifer Gorlach 3194 Quarry Road Manchester, NJ 08759	4,587,747	[3]	3.25%
Calli R. Bucci 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	6,381,562 1,500,000	[7]	4.54% ESOP/ICP
Paul R. Arena 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,000,000 1,250,000	[6] [6]	3.55% ESOP/ICP
Nathaniel T. Bradley 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,228,346 500,000	[8] [9]	3.72% ESOP/ICP
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	1,034,187 750,000	[10]	0.74% ESOP/ICP
John L. Ogden Two Riverway, Suite 1710 Houston, TX 77056	2,316,964 500,000	[10]	1.65% ESOP/ICP
Anand Kumar 2901 Dorian Drive Oakton, VA 22124	250,000	[10]	ESOP/ICP
Total	86,009,488		61.14%
	4,750,000		ESOP/ICP

[1]Based upon 140,675,160 shares issued and outstanding at August 31,2018. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

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

[7]Per Employment Agreement dated August 13, 2015, 1,500,000 stock options granted, of which 1,500,000 were vested as of the date of filing of this report (see Outstanding Equity Awards above).

[8]Shares held by Bradley Bros, LLC, controlled by Nathaniel T. Bradley, director.

[9]Per Employment Agreement dated August 1, 2017, 1,000,000 stock options granted, of which 500,000 were vested as of the date of the filing of this report (see Outstanding Equity Awards above)

[10]Stok options fully vested as of the date of filing of this report (see Outstanding Equity Awards above).

Directors and officers as a group (5 shareholders)	19,961,059	14.19%
More than 5% ownership (6 shareholders)	66,048,429	46,95%
Total	86,009,488	61.14%

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2017, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Montecito BioSciences, Ltd. (“MBS”) is a beneficial shareholder of the Company.  The President of MBS is also a beneficial shareholder.

Dr. Jorn Gorlach, a beneficial ownership shareholder of MBS, is also a beneficial shareholder of the Company.

Withrow Sinclair & Company (“Withrow Sinclair”) is a beneficial shareholder of the Company.  The President of Withrow Sinclair is also a beneficial shareholder.

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

On May 18, 2017, in connection with a related party convertible promissory note in the amount of $200,000 and accrued interest of $27,781, the Company issued 2,277,808 shares of its restricted common stock at a conversion rate of $0.10 per share.

On September 11, 2017, in connection with a related party convertible promissory note in the amount of $331,100, the note holder elected to convert a portion of the principal in the amount of $40,000.  As a result,  the Company issued 400,000 shares of its restricted common stock at a conversion rate of $0.10 per share, and the principal balance of the note was reduced to $291,100.

As of December 31, 2017, Huntington Chase Financial Group, whose principal is a beneficial shareholder of the Company, holds 399,732 shares of Series A preferred stock.  Each Preferred share is convertible into twenty (20) common shares at an average price of $0.27518 per share, for a total of 7,994,638 common shares, if converted.  Dividends are payable semi-annually at a rate of 7% per annum, to be paid in cash or in kind, at the option of the Company.

As of December 31, 2017, Hamburg Investment Company, LLC, whose principal is a beneficial shareholder of the Company, holds 363,393 shares of Series A preferred stock, and 30,000 share of Series B preferred stock.  Each Preferred share is convertible into twenty (20) common shares at a price of $0.27518 per share, for a total of 7,867,860 common shares, if converted.  Dividends are payable semi-annually on the Company’s Series A preferred stock at a rate of 7% per annum, and 10% per annum on Series B preferred stock.

As of December 31, 2017, the Company has convertible promissory notes issued to its principals in the aggregate sum of $1,167,254, representing cash loans and unpaid compensation.  The notes bear interest at a rate of between 5% to 12.5% per annum, mature between December 31, 2015 to May 8, 2018, and contain repayment provisions to convert the debt into the Company’s common stock at a price of between $0.10 to $0.20 per share. The conversion price of $0.10 resulted in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate in the aggregate of $473,494 was classified as discounts on the notes, and was fully expensed in prior years. During the years December 31, 2017 and 2016, respectively, interest in the amount of $76,511 and $63,686 was expensed, of which $16,833 and $35,130 was paid to the note holders in cash.  As of December 31, 2017, a total of $170,600 in interest has been accrued.

The Company, through its wholly-owned subsidiary, RoxSan, issued two promissory notes to J. Michael Redmond in the principal sum of $197,000, for cash loans made to RoxSan for overhead requirements during the year ended December 31, 2016.  The notes bear interest at a rate of 5% per annum and mature October 14, 2016 and November 29, 2016.  During 2016, principal reductions were made in the aggregate of $12,000, and the remaining principal balance at December 31, 2017 is $185,000. During the year ended December 31, 2017, interest in the amount of $9,250 was expensed.  As of December 31, 2017, a total of $11,823 in interest has been accrued.  As of July 7, 2017, Mr. Redmond is no longer a related party to the Company.

On January 31, 2017, the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. issued a secured promissory note to Parallax Health Sciences, Inc. along with a Pledge and Security Agreement and Note Agreement of the same date, for funding, up to $2,000,000, to be disbursed to RoxSan upon request (the “Principal”).  The note bears interest at a rate of 3% per annum, is for a term of five (5) years, and is secured by all of RoxSan’s unencumbered assets.  Repayment of the Principal is to be made to Parallax in installments of up to $400,000 at the end of year 3; $400,001 up to $1,000,000 by the end of year 4; and the remainder of any unpaid Principal at the end of year 5, along with all accrued interest.  As of December 31, 2017, principal in the amount of $1,153,395 has been disbursed, and interest in the amount of $10,395 has been accrued.

On August 13, 2015, the Company, through its wholly-owned subsidiary, RoxSan, entered into an Employment Agreement with its former President and Chief Executive Officer. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and included annual compensation of $295,000 in year 1; $325,000 in year 2; and $350,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance and customary employee benefits.  In addition, the agreement provided for options granted to purchase for 2,000,000 shares of the Company's common stock at an exercise price of $0.05 per share.  The options are for a period of five (5) years, and vest quarterly over a three (3) year period. Effective July 7, 2017, the Board of the Company has caused the departure of the former President and Chief Executive Officer of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc. Pursuant to the Employment Agreement dated August 1, 2015, a resignation from the Board of the Company and its wholly-owned subsidiaries, RoxSan Pharmacy, Inc. and Parallax Health Management, Inc. was tendered automatically.

On August 13, 2015, the Company entered into an Employment Agreement between RoxSan and its Chief Financial Officer. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes annual compensation of $165,000 in year 1; $190,000 in year 2; and $215,000 in year 3, as well as a bonus plan contingent upon the Company's sales performance, and customary employee benefits.  In addition, the agreement provides for options granted to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.05 per share. The options are for a period of five (5) years, and vest quarterly over a three (3) year period.

On October 2, 2015, the Company through its wholly-owned subsidiary, RoxSan, entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $20,000 and customary expense allowances.

On October 19, 2015, the Company engaged John L. Ogden, a related party, to serve as the trustee for the RoxSan Pharmacy, Inc. Pension and Profit-Sharing Plans.  For his services, the Company agreed to pay Mr. Ogden $6,000 per month.

On January 1, 2017, the Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance, and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. Effective August 1, 2017, the Employment Agreement was superseded by a new agreement which was executed on November 30, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, with 100% vesting immediately, as well as options granted to purchase 1,000,000 shares of the Company's common stock at a price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.

On July 7, 2017, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Paul R. Arena to serve as the Company’s President and Chief Executive Officer for a period of three (3) years.  As compensation for his services, the Agreement provides for a base compensation of $350,000 in year one, of which 30% shall be deferred until certain goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five (5) years, and vest when certain market share prices of the Company’s common stock are met.

As at December 31, 2017, related parties are due a total of $2,451,028, consisting of $927,144 in accrued compensation owed to officers; $171,630 in cash advances from officers and beneficial owners to the Company for operating expenses; and $1,352.254 in related party notes payable, of which $1,167,254 contain conversion features.

During the year ended December 31, 2017, interest on related party notes payable in the amount of $95,962 was expensed. As of December 31, 2017, a total of $182,422 in interest has been accrued.

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

ITEM 14.PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$120,000	$160,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$120,000	$160,000

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
(10)	Material Contracts
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 27, 2017 as part of the Company's Annual Report on Form 10-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: September 7, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer

Dated: September 7, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 7, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer

Dated: September 7, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

Dated: September 7, 2018	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: September 7, 2018	/s/ John L. Ogden
John L. Ogden
Director

Dated: September 7, 2018	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director