Form 10-K/A
period 2017-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2018-09-10
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2017

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2018 was $8,253,020, based on a closing price of $0.1524 for the Common Stock on June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

146,425,660 common shares issued and outstanding as of September 7, 2018

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ending December 31, 2017, is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on September 7, 2018.

ITEM 15. EXHIBITS

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

PARALLAX HEALTH SCIENCES, INC.

Dated: September 10, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer

Dated: September 10, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 10, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer

Dated: September 10, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

Dated: September 10, 2018	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: September 10, 2018	/s/ John L. Ogden
John L. Ogden
Director

Dated: September 10, 2018	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director