Form 10-Q
period 2018-03-31
PARALLAX HEALTH SCIENCES, INC.
filed 2018-09-20
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

148,757,090 common shares issued and outstanding as of September 20, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2018, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017, on Form 10-K, as filed with the Securities and Exchange Commission on September 10, 2018.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,362	$2,604
Accounts receivable, net	40,278	44,131
Employee advances	––	1,800
Prepaid expenses	449	6,884
Total current assets	42,089	55,419

Loans receivable-long-term	169,902	169,902
Property and equipment, net	10,000	10,000
Intangible assets, net	2,188,437	2,298,094
Goodwill	785,060	785,060
Deposits	22,000	22,000

TOTAL ASSETS	$3,217,488	$3,340,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,734,025	$6,027,480
Pension plan contribution payables	12,570	12,570
Notes payable, convertible	966,000	741,000
Note payable, related party	––	185,000
Related party payables	1,195,465	1,098,774
Total current liabilities	8,908,060	8,064,824

Long term liabilities
License fees payable, net of unamortized discount	1,880,000	1,890,000
Royalties payable	1,070,000	1,000,000
Notes and loans payable, unsecured	280,975	95,975
Notes payable, convertible	720,154	144,000
Notes payable, related party, convertible	591,100	1,167,254
Notes payable, secured, net of unamortized discount	19,639,430	18,368,066
Total long term liabilities	24,181,659	22,665,295
Total liabilities	33,089,719	30,730,119

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	864	864
863,691 issued and outstanding at March 31, 2018,
and December 31, 2017
Common stock, $.001 par, 250,000,000 shares authorized,	144,444	136,754
144,444,530 and 136,754,530 issued and outstanding
at March 31, 2018, and December 31, 2017, respectively
Additional paid in capital-preferred	665,803	665,803
Additional paid in capital-common	6,946,610	5,580,668
Subscriptions receivable	(342)	(592)
Accumulated deficit	(37,629,610)	(33,773,141)
Total stockholders' deficit	(29,872,231)	(27,389,644)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,217,488	$3,340,475

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended
	March 31, 2018	March 31, 2017

Revenue	$4,890	$1,960,960
Cost of sales	5,538	1,601,006
Gross profit	(648)	359,954

Sales, marketing, and pharmacy expenses	125,335	300,785
General and administrative expenses	2,050,745	1,091,140

Operating loss	(2,176,728)	(1,031,971)

Other expenses
Discount amortization	(1,335,000)	(1,305,000)
Interest expense	(344,741)	(303,302)
Total other expenses	(1,679,741)	(1,608,302)

Net loss	$(3,856,469)	$(2,640,273)

Net loss per common share - basic	$(0.027)	$(0.025)
Net loss per common share - diluted	(0.019)	(0.017)

Weighted average common shares outstanding - basic	143,173,863	107,271,498
Weighted average common shares outstanding - diluted	202,447,083	152,378,745

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(3,856,469)	$(2,640,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,657	29,743
Stock compensation/stock option amortization	1,332,882	11,862
Discount amortization	1,335,000	1,305,000
Allowance for bad debt	236	30,288
Changes in operating assets and liabilities:
Decrease in trade and other receivables	5,417	229,584
Decrease in inventories	––	135,963
Decrease in prepaid expenses	6,435	11,418
Increase in accounts payable and accrued expenses	541,192	653,590
Decrease in pension plan contribution payable	––	(8,460)
Increase in related party payables	262,044	209,682
Net cash used by operating activities	(263,606)	(31,603)

Cash flows from financing activities:
Repayment of notes payable	(3,636)	(152,961)
Proceeds from convertible notes payable	225,000	––
Proceeds from issuance of preferred shares	––	150,000
Proceeds from issuance of common shares	41,000	1,000
Net cash provided (used) by financing activities	262,364	(1,961)

Net decrease in cash	(1,242)	(33,564)
Cash - beginning of period	2,604	63,363

Cash - end of period	$1,362	$29,799

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$1,335,000	$1,305,000
Conversion of convertible related party payable to common stock	$––	$257,952
Conversion of short-term related party note payable to long-term non-related party note payable	$185,000	$––
Conversion of related party convertible note payable to non-related party convertible note payable	$576,154	$––
Conversion of related party payables to non-related party payables	$165,353	$105,746
Subscriptions receivable	$(342)	$(342)

SUPPLEMENTAL INFORMATION
Interest paid	$904	$81,959
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

Parallax Health Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on personalized patient care through remote health care services provided by Parallax Health Management, Inc. (“PHM”), and eventually through the Parallax Diagnostics Inc.'s medical diagnostic testing platform, which is capable of diagnosing and monitoring several health issues. In 2017, the Company’s operations also included pharmacy services provided by RoxSan Pharmacy, Inc.

RoxSan Pharmacy, Inc.: Acquisition, Closure, and Bankruptcy

On August 13, 2015, the Company entered into an agreement with RoxSan Pharmacy, Inc., a California corporation, and its sole shareholder, Shahla Melamed, to purchase 100% of the issued and outstanding shares of RoxSan's common stock and its assets and inventory. As a result, effective August 13, 2015, RoxSan became the Company's wholly-owned subsidiary.  Concurrently, Mrs. Melamed resigned from all positions within RoxSan, and Mr. J. Michael Redmond was appointed RoxSan's President and Chief Executive Officer, and Ms. Calli R. Bucci its Chief Financial Officer.  Mr. Redmond and Ms. Bucci were also appointed as Chairman and member, respectively, of RoxSan’s board of directors.

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

Business Segments

During 2018, the Company has the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Corporate. In 2017, the Company’s operations also included Retail Pharmacy Services (RPS), for services provided by RoxSan Pharmacy, Inc. (“RoxSan”).

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

PHM generates revenues primarily through the licensing, installation and maintenance of its patented Qolpom Hub, an integrated, secure and scalable platform for collecting, transmitting and analyzing biometric data, as well as the sale of wireless medical devices and home monitoring kits.

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

PBH generates revenues primarily through licensing and subscription of the Intrinsic Code software and systems. As of March 31, 2018, the BHS segment had not yet begun full operations, generating limited test market sales.

Retail Pharmacy Services (RPS)

RoxSan provided a full range of pharmacy services including retail, compounding and fertility medications.

RoxSan generated revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. RoxSan also sold a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy.  In 2017, the pharmacy was fully licensed and qualified to conduct business in over 40 US States.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $37,629,610, and a working capital deficit of $8,865,971, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., Parallax Behavioral Health, Inc. and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2018, and December 31, 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of March 31, 2018, and December 31, 2017, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 8 for additional information about long-term debt.

There were no outstanding derivative financial instruments held by the Company as of March 31, 2018, and December 31, 2017.

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

The activity in the allowance for doubtful accounts receivable for the three months and the year ended March 31, 2018, and December 31, 2017, respectively, is as follows:

	March 31, 2018	December 31, 2017
Beginning balance	$30,000	$50,000
Additions charged to bad debt expense	236	114,957
Write off of allowance for doubtful collections	(4,236)	(134,957)

Ending balance	$26,000	$30,000

During the three months and the year ended March 31, 2018, and December 31, 2017, the allowance for doubtful collections increased by $236 and $114,957, respectively.

As of March 31, 2018, and December 31, 2017, the allowance for doubtful collections was $26,000 and $30,000, respectively.

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

The Company believes that future projected cash flows are sufficient for the recoverability of its long-lived assets, and no impairment exists.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products and products under development will continue.  Either of these could result in future impairment losses.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible debt, convertible preferred shares and the exercise of the Company’s stock options and warrants.

Comprehensive Loss

As at March 31, 2018, and December 31, 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	For the three months ended
	March 31, 2018	March 31, 2017
Shipping, postage & messenger	$238	$38,993
Drivers salaries and fees	––	20,479
Total shipping and handling costs	$238	$59,472

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

As of March 31, 2018, the Company has not yet filed its 2012 through 2017 annual corporate income tax returns.  Due to the Company’s recurring losses and significant loss carryforward (Note 14), it is anticipated that no corporate income taxes are due for these periods.

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	March 31, 2018	December 31, 2017
Insurance claims receivable	$23,719	$24,447
Workers compensation claims receivable	31,236	31,236
Customer receivables	11,323	18,418
Total accounts receivable	66,278	74,131

Less: allowance for doubtful accounts	(26,000)	(30,000)

Accounts receivable, net	$40,278	$44,131

As of March 31, 2018, and December 31, 2017, respectively, the Company was owed $40,278 and $44,131 in accounts receivable, consisting of $23,719 and $24,447 in insurance claims, $31,236 and $31,236 in workers compensation claims, and $11,323 and $18,418 in customer receivables.

As of March 31, 2018, and December 31, 2017, respectively, $11,323 and $18,418 was owed from customers, consisting of $180 and $7,275 in services revenue, and $11,143 and $11,143 in charges for prescriptions and other retail purchases made by certain preferred customers, for which the Company provides monthly invoices to.

During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, the allowance for doubtful collections increased by $236 and $114,957, respectively.  As of March 31, 2018, and December 31, 2017, the allowance for doubtful collection was $26,000 and $30,000 , respectively.

NOTE 4. LOANS RECEIVABLE

As of March 31, 2018, and December 31, 2017, loans receivable consists of $169,902 in monies owed to the Company from the former owner of RoxSan Pharmacy.  Included in this amount are monies collected by the former owner for revenues earned subsequent to the closing date of August 13, 2015, (the “Closing Date”), less monies collected by the Company for revenues earned prior the Closing Date; and monies advanced by the Company on behalf of the former owner for expenses incurred prior to the Closing Date, less monies advanced by the former owner on behalf of the Company for expenses incurred subsequent to the Closing Date.

The amount owed to the Company is being disputed by the former owner and is part of the legal proceedings disclosed in Note 16. The Company is confident that it shall prevail in this matter.

NOTE 5. PROPERTY AND EQUIPMENT

The following are the components of property and equipment:

	March 31, 2018	December 31, 2017
Appliances	$4,486	$4,486
Computer and office equipment	44,442	44,442
Furniture and fixtures	20,213	20,213
Leasehold improvements	18,731	18,731
Software	6,251	6,251
Medical devices and instruments	45,194	45,194
Sub-total	139,317	139,317
Less: accumulated depreciation	(129,317)	(129,317)
Property and equipment, net	$10,000	$10,000

Depreciation expense for the three months ended March 31, 2018 and 2017, was $0 and $7,338, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	March 31, 2018	December 31, 2017
Products and processes	$12,500	$12,500
Trademarks and patents / technology	377,000	377,000
Customer lists / relationships	280,000	280,000
Non-compete agreement	40,000	40,000
Marketing related	162,400	162,400
Software	1,985,600	1,985,600
Sub-total	2,857,500	2,857,500
Accumulated amortization	(669,063)	(559,406)
Intangible assets, net	$2,188,437	$2,298,094

Amortization expense for the three months ended March 31, 2018 and 2017, was $109,657 and $22,405, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2018		December 31, 2017
Accounts payable-vendors	$2,306,804	[1]	$2,021,472	[1]
Credit cards payable	445,521		443,830
Factors payable	84,632		85,268
State taxes payable	38,975		37,993
Payroll taxes payable	1,205,431		1,176,979
Accrued interest	2,230,440		1,906,516
Accrued payroll and payroll taxes	422,221		355,423

Total accounts payable and accrued expenses	$6,734,025		$6,027,480

[1]At March 31, 2018, and December 31, 2017, respectively, $165,353 and $105,746 in accrued compensation and expenses was reclassified from related party payables to accounts payable, resulting from a change in related parties (Note 9).

Payroll taxes payable includes $314,435 and $300,534 in penalties, and $46,664 and $35,092 in interest, related to unpaid payroll taxes as of March 31, 2018, and December 31, 2017, respectively.

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2018		December 31, 2017
Short-term:
Notes payable, convertible	$966,000		$741,000
Total short-term notes payable	966,000		741,000

Long-term:
Notes and loans payable, unsecured
Loans payable	11,900		11,900
Notes payable	266,975	[1]	84,075
Total notes and loans payable, unsecured	280,975		95,975

Note payable, convertible	720,154	[1]	144,000

Notes payable, secured, net of unamortized discount:
Note payable-merchant	974,826		974,826

Note payable-bank	34,604		38,240

Note payable	20,500,000		20,500,000
Less: unamortized discount	(1,870,000)		(3,145,000)
Note payable, net of unamortized discount	18,630,000		17,355,000
Total notes payable, secured, net of unamortized discount	19,639,430		18,368,066
Total long-term notes and loans payable	20,640,559		18,608,041
	,
Total notes and loans payable	$21,606,559		$19,349,041

[1]At March 31, 2018, $185,000 in notes payable and related accrued interest of $11,823, and $576,154 in convertible notes payable and related accrued interest of $90,742, was reclassified from related party to non-related party, resulting from a change in related parties (Note 9).

Non-related party convertible notes payable consist of the following:

Note Holder	Principal		APR	Accrued Interest		Conversion Price		Term/Due

Lender Group A	$220,000		4%-12%	$15,393		$0.10		05/2018
Investor Group A	746,000		10%	45,183		$0.10		07/2018-09/2018
The Kasper Group, Ltd.	144,000		7%	62,992		$0.10	[2]	10/01/2019	[2]
Joseph M. Redmond	576,154	[1]	5%	97,845	[1]	$0.10		07/31/2017
	$1,686,154			$221,413

[2]On July 31, 2018, the note was modified 1) to extend the note’s maturity to October 1, 2019, and 2) to change the conversion price from $0.25 to $0.10 per share.

On January 25, 2018, as part of Investor Group A, the Company issued a convertible promissory note to an accredited investor for financing in the amount of $5,000.  The note includes interest at a rate of 10% per annum, matures in one (1) year, and is convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage for a period of three (3) years at an exercise price of $0.25 per common share.

In February 2018, the Company issued senior secured convertible notes (the “CV Note(s)”) in the aggregate principal sum of $220,000 to two lenders (“Lender Group A”).  The CV Notes are convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share. Two (2) of the CV Notes in the aggregate principal sum of $145,000 bear interest at a rate of twelve percent (12%) for ninety (90) days, or $17,400. The CV Note in the principal sum of $75,000 bears interest at a rate of four percent (4%) for thirty (30) days, or $3,000.  In addition to interest, the note holders were issued an aggregate of 440,000 shares of the Company’s restricted common stock, valued at $44,000. The CV Notes have been extended to mature July 15, 2018.

As of March 31, 2018, and December 31, 2017, respectively, short-term non-related party convertible promissory notes in the amount of $966,000 and $741,000, are owed by the Company.  During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, interest in the amount of $33,736 and $26,840 was expensed.  As of March 31, 2018, and December 31, 2017, respectively, a total of $60,576 and $26,840 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of March 31, 2018, and December 31, 2017, respectively, long-term non-related party convertible promissory notes in the amount of $720,154 [1] and $144,000, are owed by the Company. During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, interest in the amount of $9,588 and $10,080 was expensed.  As of March 31, 2018, and December 31, 2017, respectively, a total of $160,837 [1] and $60,507 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of March 31, 2018, and December 31, 2017, respectively, long-term unsecured non-related party loans and promissory notes in the aggregate sum of $280,975 [1] and $95,975, are owed by the Company.  During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, interest in the amount of $4,081 and $1,800 was expensed.  As of March 31, 2018, and December 31, 2017, respectively, a total of $67,336 [1] and $51,432 in interest has been accrued and is included as an accrued expense on the accompanying consolidated balance sheet.

As of March 31, 2018, and December 31, 2017, respectively, long-term secured non-related party promissory notes in the amount of $19,639,430 and $18,386,066, , net of unamortized discount of $1,870,000 and $3,145,000, are owed by the Company.  During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, interest in the amount of $263,152 and $976,048 was expensed.  As of March 31, 2018, and December 31, 2017, respectively, a total of $1,848,360 and $1,585,714 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

At March 31, 2018, and December 31, 2017, respectively, the long-term secured non-related party promissory note in the principal sum of $20,500,000, the unamortized discount of $1,870,000 and $3,145,000, and the related accrued interest of $1,848,360 and $1,585,314, is held by the former owner of RoxSan with whom the Company is currently in litigation. The Company is also evaluating this liability in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 16).

The future maturities of notes payable are summarized as follows:

Year	Principal
2018	$22,320,055	[3]
2019	178,604
	$22,498,659

[3]Includes notes payable on demand in the amount of $84,075 and $974,826 owed to American Express, in default under the Company’s wholly-owned subsidiary RoxSan Pharmacy, Inc. currently pending discharge from a Chapter 7 filing in the US Bankruptcy Court.

During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, interest on non-related party notes and loans payable in the amount of $310,557 and $920,434 has been expensed.  As at March 31, 2018, and December 31, 2017, respectively, a total of $2,137,109 [1] and $1,724,093 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	March 31, 2018		December 31, 2017
Related party payables
Accrued compensation	$1,041,174	[2]	$927,144	[1]
Cash advances	154,291	[2]	171,630	[1]
Total related party payables	1,195,465		1,098,774

Note payable, related party	––	[2]	185,000
Notes payable, related party, convertible	591,100	[2]	1,167,254
Total notes payable	591,100		1,352,254

Total related party transactions	$1,786,565		$2,451,028

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables was reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of December 31, 2017, $105,746 is included as part of accounts payable (Note 7) on the accompanying consolidated balance sheets. See Note 16 for additional information and legal proceedings related to Mr. Engert.

[2]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, related party transactions was reduced by $926,507, representing $761,154 in promissory notes, of which $576,154 contain conversion features, $161,626 in accrued compensation, and $3,727 in expense advances. As of March 31, 2018, $185,000 is included as part of long-term unsecured notes and loans payable, $576,154 is included as part of long-term convertible notes payable (Note 8), and $165,353 is included as part of accounts payable (Note 7) on the accompanying consolidated balance sheets. In addition, accrued interest of $11,823 related to the promissory note, and accrued interest of $90,742, related to the convertible promissory notes was reclassified from related party to non-related party accrued interest. See Note 16 for additional information and legal proceedings related to Mr. Redmond.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Huntington Chase, Beneficial Owner	291,100	7%	58,707	$0.10	12/31/2015
AvantGarde, LLC, Beneficial Owner	250,000	12.5%	29,024	$0.20	04/26/2018	[3]
Hamburg Investment Co., Beneficial Owner	50,000	12.5%	5,599	$0.20	05/08/2018	[3]
Total	$591,100		$93,330

[3]Upon maturity, the note was extended and amended.  See Note 17 for additional information.

As at March 31, 2018, and December 31, 2017, respectively, related parties are due a total of $1,786,565 and $2,451,028, consisting of $1,041,174 [2] and $927,144 in accrued compensation owed to officers; $154,291 [2] and $171,630 in cash advances from officers and beneficial owners to the Company for operating expenses; and $591,100 [2] and $1,352,254 in related party notes payable, of which $591,100 and $1,167,254 contain conversion features.

As of March 31, 2018, and December 31, 2017, respectively, convertible promissory notes in the aggregate sum of $591,100 [2] and $1,167,254, are owed by the Company.  During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, interest in the amount of $14,271 and $76,511 was expensed, of which $798 and $16,833 was paid to the note holders in cash.  As of March 31, 2018, and December 31, 2017, respectively, a total of $93,300 [2] and $170,600 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 31, 2017, the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. issued a secured promissory note to Parallax Health Sciences, Inc. along with a Pledge and Security Agreement and Note Agreement of the same date, for funding, up to $2,000,000, to be disbursed to RoxSan upon request (the “Principal”).  As of March 31, 2018, and December 31, 2017, respectively, Principal in the amount of $1,234,844 and $1,153,395 has been disbursed, and interest in the amount of $19,000 and $10,395 has been accrued.

On January 1, 2018, the Company entered into an Executive Agreement with its Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of one (1) year, with the option to extend, and includes annual compensation of $216,000 in year 1, as well as a bonus plan and customary executive benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $100,000, as well as a grant of stock options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, and vest quarterly over a one (1) year period.

On January 1, 2018, the Company entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $25,000 in year 1; $30,000 in year 2 and $35,000 in year 3, of which the year 2 and 3 increases are deferred until completion of certain development projects, as well as customary expense allowances.  In addition, the agreement provides for a grant of stock options to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, of which 25% vest immediately, and the remainder vest when certain market share prices of the Company’s common stock are met.

During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, interest on related party notes payable in the amount of $14,271 and $66,259 was expensed. As of March 31, 2018, and December 31, 2017, respectively, a total of $93,330 [2] and $182,422 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10: CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

As of March 31, 2018, and December 31, 2017, the Company had 863,691 shares of preferred stock issued and outstanding.

NOTE 11. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 with a par value of $0.001 per share.

On January 11, 2018, pursuant to a resolution of the Board of Directors, the Company issued 6,000,000 shares of its restricted common stock to certain officers and directors.  The shares were purchased at par, or $0.001 per share, for  $6,000, of which $1,000 was cash and $5,000 was stock compensation.

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

In February 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $44,000, of which $22,211 was expensed, $21,789 was deferred, to be amortized over the term of the notes, and $43,560 was recorded to paid in capital.

During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, a total of $111,500 and $2,838,500 in deferred stock compensation was recorded, and $1,960,150 and $1,028,498 was expensed. As of March 31, 2018, and December 31, 2017, respectively, there remains $1,771,354 and $1,810,002 in deferred stock compensation to be expensed over the next 30 months.

As of March 31, 2018, and December 31, 2017, respectively, the Company had 144,444,530 and 136,734,530 common shares issued and outstanding.

NOTE 12. WARRANTS AND OPTIONS

As of March 31, 2018, and December 31, 2017, respectively, the Company had 7,680,000 and 7,205,000 warrants, and 26,597,319 and 20,675,000 options, issued and outstanding.

On January 25, 2018, in connection with a certain convertible promissory note, 25,000 warrants were issued.  The warrants vest periodically over the term of the agreement, and are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

On January 29, 2018, in connection with a certain consulting agreement, 250,000 warrants were issued.  The warrants vest periodically over the term of the agreement, and are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

On February 13, 2018, in connection with a certain consulting agreement, 200,000 warrants were issued.  The warrants vest periodically over the term of the agreement, and are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.10	250,000	2.50	$25,000	$0.29
$0.15	1,000,000	2.75	150,000	$0.26
$0.21	100,000	2.50	21,000	$0.31
$0.25	475,000	2.75	118,750	$0.26
$0.25	3,455,000	2.50	863,750	$0.29
$0.25	1,500,000	2.25	375,000	$0.34
$0.35	250,000	2.50	87,500	$0.29
$0.60	250,000	2.50	150,000	$0.31
$0.75	300,000	1.00	225,000	$0.29
$0.75	100,000	0.75	75,000	$0.28
	7,680,000		$2,091,000	$0.26

Warrant Activity		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2017	7,205,000	$0.26
Issued	475,000	$0.26
Exercised	––	––
Expired / Forfeited	––	––
Outstanding at March 31, 2018	7,680,000	$0.26

On January 1, 2018, in connection with an executive employment agreement, the Company granted the executive 1,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest annually over a one (1) year period, and were valued at $134,500 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.75 years, expected volatility 1.78, risk free interest rate 2.25%, and dividend yield 0%.

On January 1, 2018, in connection with a consulting agreement, the Company granted the consultant 4,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest annually over a three (3) year period, and were valued at $539,200 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.5 years, expected volatility 1.86, risk free interest rate 2.25%, and dividend yield 0%.

Options Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.05	90,000	4.25	$4,500	$0.14
$0.05	1,140,000	4.00	57,000	$0.09
$0.05	100,000	3.50	5,000	$0.08
$0.05	60,000	2.75	3,000	$0.06
$0.05	4,082,319	2.50	204,116	$0.10
$0.05	3,250,000	0.50	162,500	$0.07
$0.10	1,375,000	2.75	137,500	$0.10
$0.10	500,000	2.50	50,000	$0.14
$0.10	250,000	1.50	25,000	$0.06
$0.15	1,000,000	2.50	150,000	$0.14
$0.25	5,000,000	5.00	1,250,000	$0.16
$0.25	6,000,000	4.25	1,500,000	$0.14
$0.25	1,000,000	2.50	250,000	$0.15
$0.25	1,000,000	2.00	250,000	$0.10
$0.25	250,000	1.50	62,500	$0.06
$0.35	250,000	1.50	87,500	$0.07
$0.60	250,000	1.50	150,000	$0.08
	25,597,319		$4,348,616	$0.17

Options Activity		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2017	20,675,000	$0.14
Issued	5,000,000	$0.15
Exercised	(77,681)	$0.15
Expired / Forfeited	––	––
Outstanding at March 31, 2018	25,597,319	$0.17

During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, 5,000,000 and 11,570,000 options were issued, 77,681 and 300,000 options were exercised, no options expired, and 0 and 1,730,000 options were forfeited. A total of $673,700 and $1,679,765 in deferred stock option compensation was recorded, and $193,484 and $589,679 was expensed during the three months and the year ended March 31, 2018, and December 31, 2017, respectively.  There remains $1,799,226 and $1,319,010 in deferred compensation as of March 31, 2018, and December 31, 2017, respectively, to be expensed over the next 30 months.

NOTE 13. LEASES

The Company sub-leases office space for its headquarters in Santa Monica, California, for $5,600 per month, on a month-to-month basis.

In 2017, the Company leased office space and commercial facilities in Beverly Hills, California, for its pharmacy operations.  The commercial facilities were leased at a base rent of $92,880 under agreements with original terms of twelve (12) years, expiring in September 2018, and contained base monthly rent for premises plus a proportionate share of common area maintenance cost (CAM).

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

Rent expense for the three months and the year ended March 31, 2018, and December 31, 2017, was $90,451 and $390,452, respectively, including $14,604 and $58,442, respectively, of common area maintenance cost.

NOTE 14. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at March 31, 2018, and December 31, 2017, was as follows:

	March 31, 2018	December 31, 2017

Income (loss) before taxes	$(3,856,469)	$(13,873,906)
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	(1,129,000)	(4,254,200)

Effect of the U.S. tax law change	––	2,503,600

Tax effect of non-deductible expenses:
Stock compensation/amortization of stock options	397,700	738,100
Discount amortization	398,400	1,626,300
Penalties	4,200	58,100
Other	––	5,300
Total tax effect of non-deductible expenses	800,300	2,427,800

Change in valuation allowance	(328,700)	(674,600

Income tax expense	$––	$2,600

Reported income taxes:
Federal	$––	$––
State	––	2,600
Total	$––	$2,600

The significant components of deferred income tax assets and liabilities at March 31, 2018, and December 31, 2017, are as follows:

	March 31, 2018	December 31, 2017

Net operating loss carried forward	$6,986,400	$6,675,700
Bad debt allowance	7,200	8,400
Officers’ accrued compensation	291,400	259,400
Accrued related party interest	38,200	51,000
Valuation allowance	(7,323,200)	(6,994,500)

Net deferred income tax asset	$––	$––

The Company’s net operating losses are as follows:

Tax Year	Net Operating Loss	Expires

2008	$400	2028
2009	132,100	2029
2010	41,600	2030
2011	659,100	2031
2012	552,200	2032
2013	492,600	2033
2014	1,113,200	2034
2015	3,706,800	2035
2016	12,250,200	2036
2017	4,909,300	2037
2018 to date	1,110,200	2038

Total	$24,967,700

As at March 31, 2018, and December 31, 2017, respectively, the Company had approximately $24,967,700 and $23,857,500 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 15. SEGMENT REPORTING

During 2018, the Company has the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Corporate. In 2017, the Company’s operations also included Retail Pharmacy Services (RPS), for pharmacy services provided by RoxSan Pharmacy, Inc. (“RoxSan”). See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

.

	Pharmacy [1] Segment	Remote Care Segment	Behavioral [2] Health Segment	Corporate Segment	Consolidated Totals

March 31, 2018
Revenue	$––	$4,440	$450	$––	$4,890
Gross profit (loss)	––	(1,098)	450	––	(648)
Operating loss	(224,918)	(72,258)	(126,387)	(1,753,165)	(2,176,728)
Depreciation and amortization	––	2,466	106,775	416	109,657
Interest expense	21,591	708	––	322,442	344,741
Impairment loss	––	––	––	––	––
Discount amortization	––	10,000	50,000	1,275,000	1,335,000
Total assets	242,454	931,060	2,030,841	13,133	3,217,488
Goodwill	––	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––	––

March 31, 2017
Revenue	$1,946,698	$14,262	$––	$––	$1,960,960
Gross profit (loss)	373,734	(13,780)	––	––	359,954
Operating loss	(520,125)	(206,243)	––	(305,603)	(1,038,932)
Depreciation and amortization	28,171	1,156	––	416	29,743
Interest expense	89,717	––	––	213,585	303,302
Discount amortization	––	30,000	––	1,275,000	1,305,000
Total assets	1,198,909	935,587	––	18,935	2,153,431
Goodwill	––	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––	––

[1]Pharmacy operations ceased December 2017. The pharmacy expenses incurred in 2018 represent contractual obligations, legal fees and other costs to wind down operations.

[2]Behavioral Health Segment commenced March 22, 2017.

NOTE 16. LEGAL MATTERS

Dispute with Former Owner of RoxSan

In October 2015, shortly following the Company's acquisition of RoxSan, Shahla Melamed (“Melamed”), initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702.

In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015, Purchase Agreement. During the proceedings, Melamed also contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed on behalf of the Company.  As a result, the Court split the action into two separate rulings: (1) Rescission Phase and (2) Accounting Phase.

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

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition. The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase. The Company has, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure. The discount is being amortized over the term of the promissory note.

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

Disputes with Creditors/Vendors

●Action No. SC127712

On or about June 20, 2017, American Express Bank, FSB filed suit against RoxSan Pharmacy, Inc. in the Superior Court of California, County of Los Angeles for an amount of $996,622 in connection with RoxSan’s merchant financing loan.  On or about June 27, 2017, American Express Travel Related Services Company, Inc. filed suit against RoxSan Pharmacy, Inc. in the Supreme Court of New York, County of New York in the amounts of $153,500 and $273,500 in connection with RoxSan’s credit card obligations.  On July 31, 2017, and August 16, 2017, the Company entered into stipulation and settlement agreements for these matters to make payments in lieu of further litigation.  On May 10, 2018, American Express received a final judgement for the credit card obligations from the Supreme Court of New York in the amount of $387,245 representing the $427,000 balance plus court costs of $245, less $40,000 in payments made by the Company under the 2017 stipulation and settlement agreements.

There are five (5) legal matters currently pending at this time.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2018, through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure, except for the following:

On April 5, 2018, in connection with a stock purchase agreement, the Company granted a key employee the right to purchase 1,000,000 shares of its restricted common stock at a price of $0.001 per share.  The shares, valued at $200,000, were issued for cash in the amount of $1,000.  As a result, $199,000 was recorded to paid in capital.

On April 8, 2018, in connection with certain convertible debt in the amount of $45,000 and accrued interest of $3,114, the Company issued 481,129 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $47,633 was recorded to paid in capital.

On April 26, 2018, the Company extended and amended the subordinate secured convertible promissory note dated April 26, 2017, in the principal sum of $250,000.  The amended note was issued for the principal sum of $281,500, to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures October 26, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

On May 8, 2018, the Company extended and amended the subordinate secured convertible promissory note dated May 8, 2017, in the principal sum of $50,000. The amended note was issued for the principal sum of $56,250, to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures November 8, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

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

Between April 24, 2018, and June 18, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to four accredited investors in the aggregate principal sum of $600,000.  The Notes bear interest at rate of 12% per annum, mature December 15, 2018, or earlier, contingent upon certain financing conditions, and contain a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Notes are secured by all of the Company’s personal property, and include warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

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

On July 31, 2018, the unsecured convertible promissory note in the principal sum of $144,000 (Note 7) was modified 1) to extend the note’s maturity to October 1, 2019 and 2) to change the conversion price from $0.25 to $0.10 per share.

On or about August 1, 2018, the Company established a private placement equity offering for the purchase of Series C preferred stock (the “Series C Shares”).  The offering provides for, among other thing, the purchase of Series C Shares at a price of $5.00 per share, with a minimum unit of 20,000 shares, or $100,000.  All Series C Shares are convertible into common stock under the following terms: if converted in the first year, the Series C Shares are convertible into common stock at a ratio (“Conversion Ratio”) of 33.33 shares of common stock for each Series C Share held (33.33:1); or at a ratio of 16.66:1 if converted in the second year; or at a ratio of 11.11:1 if converted in the third year.  The shares also include warrants to purchase common stock for a period of 3 years at an exercise price of $0.25 per share, the number of warrants of which is determined at 100% of the prevailing Conversion Ratio.

On August 10, 2018, in connection with the Series C Shares equity offering, an accredited investor was issued 20,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $100,000.  As a result, $99,980 was recorded to preferred paid in capital.

On August 11, 2018, in connection with the Series C Shares equity offering, an accredited investor was issued 40,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $200,000.  As a result, $199,960 was recorded to preferred paid in capital.

On August 12, 2018, in connection with certain convertible debt in the amount of $10,000 and accrued interest of $1,000, the Company issued 110,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $10,890 was recorded to paid in capital.

On August 13, 2018, in connection with the exercise of certain employee stock options, the Company issued 1,071,430 shares of its restricted common stock at a conversion rate of $0.05 per share.  The shares were issued on a cashless basis, resulting in a net value of $187,500.  As a result, $186,429 was recorded to paid in capital.

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

On September 15, 2018, in connection with the Series C Shares equity offering, three officers of the Company were issued an aggregate of 40,000 Series C Shares at a price of $5.00 per share, in exchange for debt in the principal sum of $200,000.  As a result, $199,960 was recorded to preferred paid in capital.

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

NOTE: The following sections of this quarterly report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., Parallax Behavioral Health, Inc., and RoxSan Pharmacy, Inc., unless otherwise indicated.

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

On August 13, 2015, (the "Closing Date"), pursuant to a resolution of the board of directors (the "Board"), the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc. ("RoxSan" or the "Pharmacy"), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between the Company, RoxSan and its sole shareholder, Shahla Melamed (the “Seller” or "Melamed"), in exchange for 100% of RoxSan's common stock, and its assets and inventory, the Company, among other things, issued the Seller a Secured Promissory Note (the "Note") dated August 13, 2015, in the amount of $20.5 million (the "Acquisition").  The Note bears interest at a rate of 6% per annum, and matures in three (3) years, or August 13, 2018 ("Maturity").  The Company is seeking a reduction in the Purchase Price and related promissory note (See Legal Proceedings).  As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly-owned subsidiary of the Company. No change in control of the Company occurred as a result of the Acquisition.

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

Acquisition of Parallax Health Management, Inc.

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

In addition, management engaged a third-party to perform a valuation of the pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  The Company has, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range of as a conservative measure.  The discount is being amortized over the term of the promissory note.

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

In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015, Purchase Agreement. During the proceedings, Melamed also contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed on behalf of the Company.  As a result, the Court split the action into two separate rulings: (1) Rescission Phase and (2) Accounting Phase.

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

Description of Business

Parallax Health Sciences, Inc. is an innovative biomedical health-care company headquartered in Santa Monica, California, which operates under three divisions: Medical Diagnostics, Remote Health Care Services, and Behavioral Health Services. Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the Parallax value proposition as a whole.

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

During 2018, the Company operated following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Corporate. In 2017, the Company’s operations also included Retail Pharmacy Services (RPS), for pharmacy services provided by RoxSan Pharmacy, Inc. (“RoxSan”) (see Closure of RoxSan Pharmacy, above).

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

●Pharmacy

RoxSan provided a full range of pharmacy services including retail, compounding and fertility medications.  RoxSan generated net revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. RoxSan also sold a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy. The pharmacy was fully licensed and qualified to conduct business in over 40 US States.

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

NOTE: The financial information of Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., Parallax Behavioral Health, Inc., and RoxSan Pharmacy, Inc., is provided below on a consolidated basis, unless otherwise indicated. .  All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As at March 31, 2018, the Company had total assets of $3,217,488, compared with total assets of $3,340,475 at December 31, 2017. The decrease in total assets of $122,987 is attributable to a decrease in cash of $1,242, a decrease in accounts receivable, net of allowance for doubtful accounts of $3,853, a decrease in employee advances of $1,800, a decrease in prepaid expenses of $6,435, and $109,657 of amortization related to intangible assets.

As at March 31, 2018, the Company had total liabilities of $33,089,719, compared with total liabilities of $30,730,119 at December 31, 2017. The increase in total liabilities of $2,359,600 is attributable to an increase in accounts payable and accrued expenses of $541,192, an increase in convertible notes payable of $225,000, an increase in related party payables of $262,044, a decrease in secured notes payable of $3,636, and a decrease in unamortized discount of $1,335,000.

Results of Operations

The three months ended March 31, 2018, compared to the three months ended March 31, 2017

	For the three months ended
	March 31, 2018	March 31, 2017
Revenue	$4,890	$1,960,960
Cost of sales	$5,538	$1,601,006
Gross profit (loss)	$(648)	$359,954
Sales, marketing, and pharmacy expenses	$125,335	$300,785
General and administrative expenses	$2,050,745	$1,091,140
Operating (loss)	$(2,176,728)	$(1,031,971)
Discount amortization	$(1,335,000)	$(1,305,000)
Interest expense	$(344,741)	$(303,302)
Net loss	$(3,856,469)	$(2,640,273)

Revenue

Revenue in the amount of $4,890 for the three months ended March 31, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $4,440, and subscription fees related to its behavioral health services in the amount of $450.

Revenue in the amount of $1,960,960 for the three months ended March 31, 2017, consists of pharmaceutical sales related to the Company's pharmacy operations in the amount of $1,946,698, and contract fees and equipment sales related to the Company’s remote health care systems in the amount of $14,261.

The Company’s behavioral health services segment had not yet begun full operations, generating limited test market sales.

The Company ceased its pharmacy operations in December 2017, and filed a Chapter 7 bankruptcy petition in May 2018.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $5,538 for three months ended March 31, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $1,601,006 for three months ended March 31, 2017, consists of pharmaceutical drug purchases, direct labor, and indirect pharmacy costs related to the Company's pharmacy operations in the amount of $1,572,964, and equipment and other costs related to the Company’s remote health care systems in the amount of $28,042.

The Company’s behavioral health services segment had not yet begun full operations, generating limited test market sales.

The Company ceased its pharmacy operations in December 2017, and filed a Chapter 7 bankruptcy petition in May 2018.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		Variance
	March 31, 2018	March 31, 2017	3-month
Legal, accounting, and management services	$442,330	$307,480	$134,850
Stock compensation/stock option amortization	1,332,884	11,862	1,321,022
Salaries and fees, and related taxes and benefits	105,870	440,065	(334,195)
Depreciation and amortization	109,657	29,743	79,914
Rent expense-office	19,397	42,057	(22,660)
Travel, meals and entertainment	1,532	43,059	(41,527)
Publicity and promotion	1,484	20,187	(18,703)
Office supplies and miscellaneous expenses	37,591	196,687	(159,096)
Total general and administrative expenses	$2,050,745	$1,091,140	$959,605

During the three months ended March 31, 2018, the Company incurred operating expenses totaling $2,050,745, compared with $1,091,140 for the three months ended March 31, 2017. The increase in operating expenses of $959,605 is attributable to:

●an increase in legal, accounting and management fees of $134,850, due to an increase in legal fees of $28,580 resulting from a change in time spent for pending litigation matters during the current period compared to the same period in the prior year; a decrease in accounting and audit fees of $164,038 due to a change in auditors, resulting in 2016 and 2017 audit fees charged by the newly engaged audit firm in the prior year; and an increase in management fees of $302,716 resulting from changes in management; and a decrease in miscellaneous management fees of $32,408 resulting from a reduction in consultants; and

●an increase in stock compensation/stock option amortization of $1,321,022 primarily due to an increase in amortization expense of $150,528 resulting from stock options granted in the current period; an increase in in amortization expense of $25,927 resulting from stock options granted in prior years; deferred stock compensation amortization of $155,567 resulting from stock awards granted in prior years; and stock awards granted in the current year resulting in an increase in stock compensation expense of $989,000; and

●a decrease in salaries and fees, and related taxes and benefits of $334,195, primarily due to a decrease in officer compensation of $156,250, staff compensation of $34,362, and related payroll taxes of $37,417, and a decrease in employee benefits of $45,935, resulting from the close of the RoxSan pharmacy operations; and a decrease in penalties on unpaid payroll and state income taxes of $30,457; and a decrease in miscellaneous fees for outside services in the amount of $29,774 resulting from a change in service providers; and

●an increase in depreciation and amortization of $79,914, primarily due to fully depreciated assets, resulting in a decrease in depreciation of $7,338; and fully amortized intangible assets, resulting in a decrease in amortization of $20,833; and the acquisition of additional intangible assets, resulting in an increase in amortization expense of $108,085; and

●a decrease in rent expense of $22,660 due to office space vacated, resulting in a decrease in rent of $22,660; and

●a decrease in travel, meals and entertainment of $41,527, primarily due to a reduction in travel costs of $29,918, and meals and entertainment of $11,609 resulting from the close of the RoxSan pharmacy operations; and

●a decrease in publicity and promotion of $18,703 primarily due to the close of the RoxSan pharmacy operations; and

●a decrease in office supplies and miscellaneous expenses of $159,096, due to a decrease in automobile expense of $5,310, bad debt expense of $30,052, bank and wire fees of $6,038, computer and internet costs of $10,857, insurance expense of $25,201, office expense of $6,272, parking of $9,016, pension plan administrative fees of $18,000; pension plan contributions of $11,013, licenses and permits of $24,360, and communication costs of $10,236, and other general office expenses of $2,741, primarily due to the close of the RoxSan pharmacy operations.

Net Loss

During the three ended March 31, 2018, the Company incurred a net loss of $3,856,469, compared with a net loss of $2,640,273 for the three months ended March 31, 2017. The increase in net loss of $1,216,196 is primarily attributable to a decrease in revenue of $1,956,070, a decrease in in cost of goods sold of $1,595,468, a decrease in in sales, marketing and pharmacy expenses of $175,450, an increase in general and administrative expenses of $959,605, an increase in discount amortization of $30,000; and an increase in interest expense of $41,439.

Liquidity and Capital Resources

Working Capital			Increase
	At March 31, 2018	At December 31, 2017	(Decrease)
Current Assets	$42,089	$55,419	$(13,330)
Current Liabilities	8,908,060	8,064,824	843,236
Working Capital (Deficit)	$(8,865,971)	$(8,009,405)	$(856,566)

As at March 31, 2018, the Company had cash in the amount of $1,362 compared to $2,604 as of December 31, 2017.

The Company had a working capital deficit of $8,865,971 as of March 31, 2018, compared to a working capital deficit of $8,009,405 as of December 31, 2017. The increase in working capital deficit of $856,566 is primarily attributable to a decrease in cash of $1,242, a decrease in accounts receivable, net of allowance, of $3,853, a decrease in employee advances of $1,800, a decrease in prepaid expenses of $6,435, an increase in accounts payable and accrued expenses of $541,192, a transfer of note payable from short-term liability to long-term liability of $185,000, proceeds from convertible promissory notes of $225,000, and an increase in related party payables of $262,044.

Cash Flows	For the three months ended		Increase
	March 31, 2018	March 31, 2017	(Decrease)
Net cash used by operating activities	$(263,606)	$(31,603)	$(232,003)
Net cash used by investing activities	––	––	––
Net cash used by financing activities	262,364	(1,961)	264,325
Increase (decrease) in cash	$(1,242)	$(33,564)	$32,322

Cash Flows from Operating Activities

During the three months ended March 31, 2018, the Company used $263,606 of cash flow for operating activities compared with $31,603 for the three months ended March 31, 2017. The increase in cash used by operating activities of $232,003 is primarily attributable to an increase in the net loss from operations of $1,216,196; an increase in depreciation and amortization of $79,914, stock compensation/stock option amortization of $1,321,020, and discount amortization of $30,000; a decrease in allowance for bad debt of $30,052; a decrease in the changes in accounts receivable of $224,167, inventories of $135,963, prepaid expenses of $4,983, and accounts payable and accrued expenses of $112,398; and an increase in the changes in pension plan contribution payable of $8,460, and related party payables of $52,362.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, and March 31, 2017, the Company used no cash flow for investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, the Company was provided with of cash flow from financing activities, compared with using $1,961 of cash flow for the three months ended March 31, 2017.  The increase in cash flows provided by financing activities of $264,325 is attributable to a decrease in repayments of notes payable of $149,325; an increase in proceeds from convertible notes payable of $225,000; a decrease in proceeds from the issuance of preferred stock of $150,000, and an increase in proceeds from the issuance of common stock of $40,000.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale of prescription pharmaceuticals, and its remote healthcare sales and services.

During the three months ended March 31, 2018, the Company received $41,000 in funds from the issuance of common shares or other equity instruments, compared to $151,000 during the three months ended March 31, 2017.

As at March 31, 2018, related parties are due a total of $1,786,565, consisting of $1,041,174 in accrued compensation owed to officers; $154,291 in cash advances from officers and beneficial owners to the Company for operating expenses; and $591,100 in related party convertible notes payable.

As of March 31, 2018, convertible promissory notes in the aggregate sum of $591,100 are owed by the Company.  During the three months ended March 31, 2018, interest in the amount of $14,271 was expensed, of which $798 was paid to the note holders in cash.  As of March 31, 2018, a total of $93,300 in interest has been accrued.

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

On or about August 1, 2018, the Company established a private placement equity offering for the purchase of Series C preferred stock (the “Series C Shares”).  The offering provides for, among other thing, the purchase of Series C Shares at a price of $5.00 per share, with a minimum unit of 20,000 shares, or $100,000.  All Series C Shares are convertible into common stock under the following terms: if converted in the first year, the Series C Shares are convertible into common stock at a ratio (“Conversion Ratio”) of 33.33 shares of common stock for each Series C Share held (33.33:1); or at a ratio of 16.66:1 if converted in the second year; or at a ratio of 11.11:1 if converted in the third year.  The shares also include warrants to purchase common stock for a period of 3 years at an exercise price of $0.25 per share, the number of warrants of which is determined at 100% of the prevailing Conversion Ratio.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $37,629,610, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2018, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended March 31, 2018, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015, Purchase Agreement. During the proceedings, Melamed also contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed on behalf of the Company.  As a result, the Court split the action into two separate rulings: (1) Rescission Phase and (2) Accounting Phase.

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

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  The Company has, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.  The discount is being amortized over the term of the promissory note.

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

Disputes with Creditors/Vendors

●Action No. SC127712

On or about June 20, 2017, American Express Bank, FSB filed suit against RoxSan Pharmacy, Inc. in the Superior Court of California, County of Los Angeles for an amount of $996,622 in connection with RoxSan’s merchant financing loan.  On or about June 27, 2017, American Express Travel Related Services Company, Inc. filed suit against RoxSan Pharmacy, Inc. in the Supreme Court of New York, County of New York in the amounts of $153,500 and $273,500 in connection with RoxSan’s credit card obligations.  On July 31, 2017, and August 16, 2017, the Company entered into stipulation and settlement agreements for these matters to make payments in lieu of further litigation. On May 10, 2018, American Express received a final judgement for the credit card obligations from the Supreme Court of New York in the amount of $387,245 representing the $427,000 balance plus court costs of $245, less $40,000 in payments made by the Company under the 2017 stipulation and settlement agreements.

All five (5) legal matters are currently pending.

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

In February 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $44,000, to be amortized over the term of the notes.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015, as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014, as part of the Company’s Annual Report on Form 10-K.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: September 20, 2018	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer, and Director

Dated: September 20, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer