Form 10-Q
period 2018-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2018-09-28
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☑ No☐

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

148,833,141 common shares issued and outstanding as of September 28, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2018, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017, on Form 10-K, as filed with the Securities and Exchange Commission on September 10, 2018.

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,277	$183
Accounts receivable, net	180	3,275
Prepaid expenses	5,780	––
Current assets held for sale	––	51,961
Total current assets	45,237	55,419

Intangible assets, net	2,078,780	2,298,094
Goodwill	785,060	785,060
Noncurrent assets held for sale	––	201,902

TOTAL ASSETS	$2,909,077	$3,340,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,807,140	$3,048,348
Notes payable, convertible	1,428,000	741,000
Related party payables	964,103	629,567
Total current liabilities	6,199,243	4,418,915

Long-term liabilities
License fees payable, net of unamortized discount	2,000,000	1,890,000
Royalties payable	1,080,000	1,000,000
Notes and loans payable, unsecured	95,975	95,975
Notes payable, convertible	720,154	144,000
Notes payable, related party, convertible	628,600	1,167,254
Notes payable, secured, net of unamortized discount	19,937,789	17,393,240
Total long-term liabilities	24,462,518	21,690,469

Liabilities subject to compromise	5,150,533	4,620,735
Total liabilities	35,812,294	30,730,119

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	864	864
863,691 issued and outstanding at June 30, 2018,
and December 31, 2017
Common stock, $.001 par, 250,000,000 shares authorized,	147,661	136,754
147,661,771 and 136,754,530 issued and outstanding
at June 30, 2018, and December 31, 2017, respectively
Additional paid in capital-preferred	665,803	665,803
Additional paid in capital-common	7,692,454	5,580,668
Subscriptions receivable	(342)	(592)
Accumulated deficit	(41,409,657)	(33,773,141)
Total stockholders' deficit	(32,903,217)	(27,389,644)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,909,077	$3,340,475

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$4,869	$26,241	$9,759	$40,502
Cost of sales	4,739	40,711	10,277	68,753
Gross profit	130	(14,470)	(518)	(28,251)

General and administrative expenses	1,307,741	453,943	3,258,902	894,640

Operating loss	(1,307,611)	(468,413)	(3,259,420)	(922,891)

Other expenses
Discount amortization	(1,405,000)	(1,315,000)	(2,740,000)	(2,620,000)
Interest expense	(395,776)	(233,979)	(718,925)	(447,564)
Total other expenses	(1,800,776)	(1,548,979)	(3,458,925)	(3,067,564)

Net loss from continuing operations	(3,108,387)	(2,017,392)	(6,718,345)	(3,990,455)

Loss from discontinued operations	(671,660)	(809,620)	(918,171)	(1,476,829)

Net loss	$(3,780,047)	$(2,827,012)	$(7,636,516)	$(5,467,284)

Net loss per common share - basic
Continuing operations	$(0.021)	$(0.018)	$(0.046)	$(0.036)
Discontinued operations	$(0.005)	$(0.007)	$(0.006)	$(0.014)

Net loss per common share - diluted
Continuing operations	$(0.015)	$(0.013)	$(0.032)	$(0.026)
Discontinued operations	$(0.003)	$(0.005)	$(0.004)	$(0.010)

Weighted average common shares outstanding - basic	146,211,165	111,422,546	144,700,905	109,358,489
Weighted average common shares outstanding – diluted	209,998,947	157,463,485	208,488,686	155,399,428

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss from continuing operations	$(6,718,345)	$(3,990,455)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	219,314	75,470
Stock compensation/stock option amortization	2,033,829	173,507
Discount amortization	2,740,000	2,620,000
Allowance for bad debt	236	––
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	2,859	(4,492)
(Increase) decrease in prepaid expenses	(5,780)	2,690
Increase in accounts payable and accrued expenses	757,050	873,810
Increase in related party payables	376,892	208,955
Net cash used by operating activities	(593,945)	(40,515)

Cash flows from financing activities:
Repayment of notes payable	(5,451)	(54,007)
Proceeds from convertible notes payable	782,000	––
Proceeds from convertible notes payable, related party	––	300,000
Repayment of convertible notes payable	(50,000)	––
Proceeds from issuance of preferred shares	––	150,000
Proceeds from issuance of common shares	41,000	1,500
Proceeds from issuance of common shares for acquisition of intangible asset	––	2,500
Net cash provided by financing activities	767,549	399,993

Net cash provided by continuing operations	173,604	359,478

Cash flows from discontinued operations:
Net cash used by operating activities	(134,510)	(239,012)
Net cash used by financing activities	––	(130,376)
Net cash used by discontinued operations	(134,510)	(369,388)

Net increase (decrease) in cash	39,094	(9,910)
Cash - beginning of period	183	9,910

Cash - end of period	$39,277	$––

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$2,740,000	$2,620,000
Conversion of accounts payable to convertible notes payable	$37,500	$––
Conversion of convertible related party notes payable to common stock	$––	$485,733
Conversion of convertible notes payable to common stock	$48,114	$––
Conversion of related party convertible note payable to non-related party convertible note payable	$576,154	$––
Conversion of related party payables to non-related party payables	$42,356	$––
Common stock issued for acquisition of intangible assets	$––	$622,500
Acquisition of intangible assets	$––	$2,422,500
Liabilities assumed upon acquisition of intangible assets	$––	$(1,800,000)
Subscriptions receivable	$(342)	$(342)

SUPPLEMENTAL INFORMATION
Interest paid
Continuing operations	$42,653	$56,878
Discontinued operations	$291	$162,455
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Parallax Health Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is on personalized patient care through remote health care services provided by Parallax Health Management, Inc. (“PHM”), and eventually through the Parallax Diagnostics Inc.'s medical diagnostic testing platform, which is capable of diagnosing and monitoring several health issues. In 2017, the Company’s operations also included pharmacy services provided by RoxSan Pharmacy, Inc. (See Discontinued Operations, below, and Note 16).

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

Business Segments

The Company’s current operations include the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Corporate.

●Remote Care Systems Services (RCS)

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

●Behavioral Health Services (BHS)

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

PBH generates revenues primarily through licensing and subscription of the Intrinsic Code software and systems. As of June 30, 2018, the BHS segment had not yet begun full operations, generating limited test market sales.

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

Discontinued Operations: Retail Pharmacy Services (RPS)

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

Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and on December 22, 2017, the RPS segment ceased operations and closed the business location in Beverly Hills, CA; however, some residual operations were still ongoing during the first half of 2018 to wind down the business.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $41,409,657, and a working capital deficit of $6,154,006, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., Parallax Behavioral Health, Inc. and the discontinued operations of RoxSan Pharmacy, Inc., unless otherwise indicated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents. As at June 30, 2018, and December 31, 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of June 30, 2018, and December 31, 2017, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 8 for additional information about long-term debt.

There were no outstanding derivative financial instruments held by the Company as of June 30, 2018, and December 31, 2017.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts due from customers.  Charges to bad debt are based on both historical write-offs and specifically identified receivables.

The activity in the allowance for doubtful accounts receivable for the six months and the year ended June 30, 2018, and December 31, 2017, respectively, is as follows:

	June 30, 2018	December 31, 2017
Beginning balance	$4,000	$––
Additions charged to bad debt expense	236	4,000
Write off of allowance for doubtful collections	(4,236)	––

Ending balance	$––	$4,000

During the six months and the year ended June 30, 2018, and December 31, 2017, the allowance for doubtful collections increased by $236 and $4,000, respectively.

As of June 30, 2018, and December 31, 2017, the allowance for doubtful collections was $0 and $4,000, respectively.

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

Intangible Assets

Product processes, patents and customer lists are amortized on a straight-line basis over their estimated useful lives between 4 and 20 years. Costs to extend and maintain patents and trademarks are charged directly to expense as incurred. See Note 4 for additional information about intangible assets.

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

Comprehensive Loss

As at June 30, 2018, and December 31, 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As of June 30, 2018, the Company has not yet filed its 2012 through 2017 annual corporate income tax returns.  Due to the Company’s recurring losses and significant loss carryforward (Note 12), it is anticipated that no corporate income taxes are due for these periods.

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

Not yet adopted:

In June 2018, the FASB issued ASU No 2018-07 (“ASU 2018-07”), Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	June 30, 2018	December 31, 2017
Customer receivables	$180	$7,275
Less: allowance for doubtful accounts	––	(4,000)

Accounts receivable, net	$180	$3,275

As of June 30, 2018, and December 31, 2017, respectively, the Company was owed $180 and $7,275 in accounts receivable due from customers.

During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, the allowance for doubtful collections increased by $236 and $4,000, respectively.  As of June 30, 2018, and December 31, 2017, the allowance for doubtful collection was $0 and $4,000, respectively.

NOTE 4. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	June 30, 2018	December 31, 2017
Products and processes	$12,500	$12,500
Trademarks and patents / technology	377,000	377,000
Customer lists / relationships	30,000	30,000
Non-compete agreement	40,000	40,000
Marketing related	162,400	162,400
Software	1,985,600	1,985,600
Sub-total	2,607,500	2,607,500
Accumulated amortization	(528,720)	(309,406)
Intangible assets, net	$2,078,780	$2,298,094

Amortization expense from continuing operations for the six months ended June 30, 2018 and 2017, was $219,314 and $75,470, respectively.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	June 30, 2018	December 31, 2017
Accounts payable-vendors	$951,700	$865,569
Credit cards payable	40,235	39,841
Payroll taxes payable	81,760	75,637
Accrued interest	2,569,517	1,894,694
Accrued payroll and payroll taxes	163,928	172,607

Total accounts payable and accrued expenses	$3,807,140	$3,048,348

Payroll taxes payable includes $17,476 and $5,485 in penalties, and $2,681 and $634 in interest, related to unpaid payroll taxes as of June 30, 2018, and December 31, 2017, respectively.

NOTE 6. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2018		December 31, 2017
Short-term:
Notes payable, convertible	$1,428,000		$741,000
Total short-term notes payable	1,428,000		741,000

Long-term:
Notes and loans payable, unsecured
Loans payable	11,900		11,900
Notes payable	84,075		84,075
Total notes and loans payable, unsecured	95,975		95,975

Note payable, convertible	720,154	[1]	144,000

Notes payable, secured, net of unamortized discount:
Note payable-bank	32,789		38,240

Note payable	20,500,000		20,500,000
Less: unamortized discount	(595,000)		(3,145,000)
Note payable, net of unamortized discount	19,905,000		17,355,000
Total notes payable, secured, net of unamortized discount	19,937,789		17,393,240
Total long-term notes and loans payable	20,753,918		17,633,215
	,
Total notes and loans payable	$22,181,918		$18,374,215

[1]At June 30, 2018, $576,154 in convertible notes payable and related accrued interest of $90,742, was reclassified from related party to non-related party, resulting from a change in related parties (Note 7).

Non-related party convertible notes payable consist of the following:

Note Holder	Principal		APR	Accrued Interest		Conversion Price		Term/Due

Lender Group A	$170,000		12-20%	$72,673		$0.10		05/2018
Investor Group A	701,000		10%	59,595		$0.10		07/2018-09/2018
Investor Group B	557,000	[3]	12%	7,482		$0.10		12/2018
The Kasper Group, Ltd.	144,000		7%	65,506		$0.10	[2]	10/01/2019	[2]
Joseph M. Redmond	576,154	[1]	5%	105,027	[1]	$0.10		07/31/2017
	$2,148,154			$310,283

[2]On July 31, 2018, the note was modified 1) to extend the note’s maturity to October 1, 2019, and 2) to change the conversion price from $0.25 to $0.10 per share.

[3]As of June 30, 2018, in connection with Investor Group B convertible promissory notes in the principal sum of $600,000, $557,000 in proceeds has been received, ad $43,000 remains to be disbursed.

On January 25, 2018, as part of Investor Group A, the Company issued a convertible promissory note to an accredited investor for financing in the amount of $5,000.  The note includes interest at a rate of 10% per annum, matures in one (1) year, and is convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage for a period of three (3) years at an exercise price of $0.25 per common share.  On April 8, 2018, two noteholders of Investor Group A elected to convert their notes in the aggregate principal sum of $45,000 and accrued interest of $3,114.  As a result, the noteholders were issued 481,129 shares of the Company’s restricted common stock.

In February 2018, the Company issued senior secured convertible notes (the “CV Note(s)”) in the aggregate principal sum of $220,000 to two lenders (“Lender Group A”).  The CV Notes are convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share. Two (2) of the CV Notes in the aggregate principal sum of $145,000 bear interest at a rate of twelve percent (12%) for ninety (90) days, or $17,400. The CV Note in the principal sum of $75,000 bears interest at a rate of twenty percent (20%) for thirty (30) days, or $15,000.  In addition to interest, the note holders were issued an aggregate of 440,000 shares of the Company’s restricted common stock, valued at $44,000. The CV Notes have been extended to mature July 15, 2018. During the six months ended June 30, 2018, principal repayments in the amount of $50,000 have been made.  As of June 30, 2018, principal in the amount of $170,000 remains.

Between April 24, 2018, and June 18, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to four accredited investors (“Investor Group B”) in the aggregate principal sum of $600,000 [3].  The Notes bear interest at rate of 12% per annum, mature December 15, 2018, or earlier, contingent upon certain financing conditions, and contain a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Notes are secured by all of the Company’s personal property, and include warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

As of June 30, 2018, and December 31, 2017, respectively, short-term non-related party convertible promissory notes in the amount of $1,428,000 and $741,000, are owed by the Company.  During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, interest in the amount of $116,023 and $26,840 was expensed.  As of June 30, 2018, and December 31, 2017, respectively, a total of $139,750 and $26,840 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of June 30, 2018, and December 31, 2017, respectively, long-term non-related party convertible promissory notes in the amount of $720,154 [1] and $144,000, are owed by the Company. During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, interest in the amount of $19,284 and $10,080 was expensed.  As of June 30, 2018, and December 31, 2017, respectively, a total of $170,533 [1] and $60,507 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of June 30, 2018, and December 31, 2017, long-term unsecured non-related party loans and promissory notes in the aggregate sum of $95,975 are owed by the Company.  During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, interest in the amount of $3,620 and $1,800 was expensed.  As of June 30, 2018, and December 31, 2017, respectively, a total of $55,052 and $51,432 in interest has been accrued and is included as an accrued expense on the accompanying consolidated balance sheet.

As of June 30, 2018, and December 31, 2017, respectively, long-term secured non-related party promissory notes in the amount of $19,937,789 and $18,386,066, net of unamortized discount of $595,000 and $3,145,000, are owed by the Company.  During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, interest in the amount of $549,090 and $880,242 was expensed.  As of June 30, 2018, and December 31, 2017, respectively, a total of $2,133,402 and $1,585,714 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

At June 30, 2018, and December 31, 2017, respectively, the long-term secured non-related party promissory note in the principal sum of $20,500,000, the unamortized discount of $595,000 and $3,145,000, and the related accrued interest of $2,133,402 and $1,585,314, is held by the former owner of RoxSan with whom the Company is currently in litigation. The Company is also evaluating this liability in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 15).

The future maturities of notes payable are summarized as follows:

Year	Principal
2018	$21,160,229	[4]
2019	176,789
	$21,337,018

[4]Includes notes payable on demand in the amount of $84,075.

During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, interest on non-related party notes and loans payable in the amount of $688,017 and $924,462 has been expensed.  As at June 30, 2018, and December 31, 2017, respectively, a total of $2,498,737 [1] and $1,724,093 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 7. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	June 30, 2018		December 31, 2017
Related party payables
Accrued compensation	$797,435		$501,269
Cash advances	166,668		128,298
Total related party payables	964,103		629,567

Notes payable, related party, convertible	628,600	[1]	1,167,254

Total related party transactions	$1,592,703		$1,796,821

[1]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, related party transactions was reduced by $618,510, representing $42,356 in accrued compensation, and $576,154 in convertible promissory notes. As of June 30, 2018, $42,356 is included as part of accounts payable and accrued expenses ( Note 5), and $576,154 is included as part of long-term convertible notes payable (Note 6), on the accompanying consolidated balance sheets. In addition, accrued interest of $90,742 related to the convertible promissory notes was reclassified from related party to non-related party accrued interest. See Note 15 for additional information and legal proceedings related to Mr. Redmond.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Huntington Chase, Beneficial Owner	$291,100	7%	$63,787	$0.10	12/31/2015
AvantGarde, LLC, Beneficial Owner	281,250	12%	6,011	$0.20	10/26/2018
Hamburg Investment Co., Beneficial Owner	56,250	12%	980	$0.20	11/08/2018
Total	$628,600		$70,778

On April 26, 2018, the Company extended and amended the subordinate secured convertible promissory note dated April 26, 2017, in the principal sum of $250,000.  The amended note was issued for the principal sum of $281,250, to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures October 26, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

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

As at June 30, 2018, and December 31, 2017, respectively, related parties are due a total of $1,592,703 and $1,796,821, consisting of $797,435 and $501,269 in accrued compensation owed to officers; $166,668 and $128,298 in cash advances from officers and beneficial owners to the Company for operating expenses; and $628,600 and $1,167,254 in convertible promissory notes.

As of June 30, 2018, and December 31, 2017, respectively, convertible promissory notes in the aggregate sum of $628,600 and $1,167,254, are owed by the Company.  During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, interest in the amount of $29,219 and $86,712 was expensed, of which $798 and $16,833 was paid to the note holders in cash.  As of June 30, 2018, and December 31, 2017, respectively, a total of $70,778 and $170,600 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

On January 31, 2017, the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. issued a secured promissory note to Parallax Health Sciences, Inc. along with a Pledge and Security Agreement and Note Agreement of the same date, for funding, up to $2,000,000, to be disbursed to RoxSan upon request (the “Principal”).  As of June 30, 2018, and December 31, 2017, respectively, Principal in the amount of $1,326,146 and $1,153,395 has been disbursed, and interest in the amount of $22,147 and $10,395 has been accrued.

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

During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, interest on related party notes payable in the amount of $29,219 and $86,712 was expensed. As of June 30, 2018, and December 31, 2017, respectively, a total of $70,778 and $170,600 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8: CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

As of June 30, 2018, and December 31, 2017, the Company had 863,691 shares of preferred stock issued and outstanding.

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

During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, a total of $200,500 and $2,838,500 in deferred stock compensation was recorded, and $343,770 and $1,028,498 was expensed. As of June 30, 2018, and December 31, 2017, respectively, there remains $1,666,732 and $1,810,002 in deferred stock compensation to be expensed over the next 27 months.

As of June 30, 2018, and December 31, 2017, respectively, the Company had 147,661,711 and 136,734,530 common shares issued and outstanding.

NOTE 10. WARRANTS AND OPTIONS

As of June 30, 2018, and December 31, 2017, respectively, the Company had 14,030,000 and 7,205,000 warrants, and 23,685,000 and 20,675,000 options, issued and outstanding.

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

Between April 24, 2018 ad June 14, 2018, in connection with certain convertible promissory notes, 6,000,000 warrants were issued.  The warrants and are exercisable for a period of three (3) years at an exercise price of $0.20 per share, with a provision for the exercise price to be reduced to $0.10 per share if certain conditions are not met by the Company.

On June 28, 2018, in connection with a certain advisory agreement, 300,000 warrants were issued.  The warrants are exercisable for a period of five (5) years, at an exercise price of $0.001 per share.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.001	300,000	5.00	$300	$0.23
$0.10	62,500	4.75	6,250	$0.27
$0.10	250,000	2.25	25,000	$0.29
$0.15	1,000,000	2.50	150,000	$0.26
$0.17	62,500	4.75	10,625	$0.27
$0.18	62,500	4.75	11,250	$0.27
$0.20	3,000,000	3.00	600,000	$0.23
$0.20	3,000,000	2.75	600,000	$0.24
$0.21	62,500	4.75	13,125	$0.27
$0.21	100,000	2.25	21,000	$0.31
$0.25	475,000	2.50	118,750	$0.25
$0.25	3,255,000	2.25	813,750	$0.29
$0.25	1,500,000	2.00	375,000	$0.34
$0.35	250,000	2.25	87,500	$0.29
$0.60	250,000	2.25	150,000	$0.31
$0.75	300,000	0.75	225,000	$0.29
$0.75	100,000	0.50	75,000	$0.28
	14,030,000		$3,282,550	$0.23

Warrant Activity		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2017	7,205,000	$0.26
Issued	6,825,000	$0.24
Exercised	––	––
Expired / Forfeited	––	––
Outstanding at June 30, 2018	14,030,000	$0.23

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

Options Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.05	90,000	4.00	$4,500	$0.14
$0.05	1,140,000	3.75	57,000	$0.09
$0.05	100,000	3.25	5,000	$0.08
$0.05	60,000	2.50	3,000	$0.06
$0.05	2,170,000	2.25	108,500	$0.11
$0.05	3,250,000	0.25	162,500	$0.07
$0.10	1,375,000	2.50	137,500	$0.10
$0.10	500,000	2.25	50,000	$0.14
$0.10	250,000	1.25	25,000	$0.06
$0.15	1,000,000	2.25	150,000	$0.14
$0.25	5,000,000	4.75	1,250,000	$0.17
$0.25	6,000,000	4.00	1,500,000	$0.14
$0.25	1,000,000	2.25	250,000	$0.15
$0.25	1,000,000	1.75	250,000	$0.10
$0.25	250,000	1.25	62,500	$0.06
$0.35	250,000	1.25	87,500	$0.07
$0.60	250,000	1.25	150,000	$0.08
	23,685,000		$4,253,000	$0.18

Options Activity		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2017	20,675,000	$0.14
Issued	5,000,000	$0.17
Exercised	(901,759)	$0.16
Expired / Forfeited	(1,088,241)	$0.16
Outstanding at June 30, 2018	23,685,000	$0.18

During the six months and the year ended June 30, 2018, and December 31, 2017, respectively, 5,000,000 and 11,570,000 options were issued, 901,759 and 300,000 options were exercised, no options expired, and 1,088,241 and 1,730,000 options were forfeited. A total of $489,327 and $1,679,765 in deferred stock option compensation was recorded, net of forfeitures, and $231,484 and $589,679 was expensed during the six months and the year ended June 30, 2018, and December 31, 2017, respectively.  There remains $1,576,852 and $1,319,010 in deferred compensation as of June 30, 2018, and December 31, 2017, respectively, to be expensed over the next 30 months.

NOTE 11. LEASES

The Company sub-leases office space for its headquarters in Santa Monica, California, for $5,600 per month, on a month-to-month basis.

Rent expense for the six months and the year ended June 30, 2018, and December 31, 2017, was $36,757 and $68,880, respectively.

NOTE 12. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at June 30, 2018, and December 31, 2017, was as follows:

	June 30, 2018	December 31, 2017

Income (loss) before taxes	$(6,718,345)	$(10,722,951)
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	(1,968,700)	(3,219,400)

Effect of the U.S. tax law change	––	805,200

Tax effect of non-deductible expenses:
Stock compensation/amortization of stock options	606,900	738,100
Discount amortization	817,600	1,626,300
Other	700	6,200
Total tax effect of non-deductible expenses	1,425,200	2,370,600

Change in valuation allowance	(543,500)	(43,600)

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

The significant components of deferred income tax assets and liabilities at June 30, 2018, and December 31, 2017, are as follows:

	June 30, 2018	December 31, 2017

Net operating loss carried forward	$2,811,400	$2,321,800
Bad debt allowance	––	1,100
Officers’ accrued compensation	223,200	140,300
Accrued related party interest	19,800	47,700
Valuation allowance	(2,811,400)	(2,510,900)

Net deferred income tax asset	$––	$––

The Company’s net operating losses are as follows:

Tax Year	Net Operating Loss	Expires

2008	$400	2028
2009	132,100	2029
2010	41,600	2030
2011	659,100	2031
2012	552,200	2032
2013	492,600	2033
2014	1,113,200	2034
2015	635,700	2035
2016	2,343,400	2036
2017	2,327,000	2037
2018 to date	1,749,800	2038

Total	$10,047,100

As at June 30, 2018, and December 31, 2017, respectively, the Company had approximately $10,047,100 and $8,297,300 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 13. SEGMENT REPORTING

The Company has the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Corporate.  See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

.

	Remote Care Segment	Behavioral [1] Health Segment	Corporate Segment	Consolidated Totals

June 30, 2018
Revenue	$8,859	$900	$––	$9,759
Gross profit (loss)	(1,418)	900	––	(518)
Operating loss	(143,421)	(252,944)	(2,863,055)	(3,259,420)
Depreciation and amortization	4,932	213,550	832	219,314
Interest expense	1,449	––	717,476	718,925
Impairment loss	––	––	––	––
Discount amortization	70,000	120,000	2,550,000	2,740,000
Total assets	929,625	1,924,216	55,236	2,909,077
Goodwill	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––

June 30, 2017
Revenue	$40,502	$––	$––	$40,502
Gross profit (loss)	(28,251)	––	––	(28,251)
Operating loss	(360,425)	(78,100)	(484,366)	(922,891)
Depreciation and amortization	3,454	64,545	832	68,831
Interest expense	146	––	447,418	447,564
Discount amortization	70,000	––	2,550,000	2,620,000
Total assets	931,466	2,351,316	17,376	3,300,158
Goodwill	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––

[1]Behavioral Health Segment commenced March 22, 2017.

NOTE 14. DISCONTINUED OPERATIONS

In December 2017, the Company discontinued all operations related to the Retail Pharmacy Segment (RPS) involving the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc.  On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. (“RoxSan”) and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.

The pharmacy operations resulted in an accumulated deficit of $11,676,679 and $10,758,507 as of June 30, 2018 and December 31, 2017, respectively. In addition, certain advances were made to RoxSan Pharmacy, Inc. for the purpose of overhead expenses for which a secured promissory note was issued to the Company (Note 7). As of June 30, 2018, and December 31, 2017, respectively, principal in the amount of $1,326,146 and $1,153,395 has been disbursed, and interest in the amount of $22,147 and $10,395 has been accrued in connection with the note.

As of June 30, 2018 and December 31, 2017, respectively, the assets and liabilities relating to the discontinued operations of RoxSan Pharmacy, Inc. are as follows:

	June 30, 2018		December 31, 2017
Current assets held for sale:
Cash and cash equivalents	$––		$2,421
Accounts receivable, net	––		40,856
Employee advances	––		1,800
Prepaid expenses	––		6,884
Total current assets held for sale	––		51,961

Noncurrent assets held for sale:
Loans receivable - long term	––		169,902
Property and equipment, net	––		10,000
Deposits	––		22,000
Total noncurrent assets held for sale	––		201,902
Total asset held for sale	––		253,863

Liabilities subject to compromise:
Pension plan contribution payable	––		12,570
Accounts payable and accrued expenses	3,608,276	[2]	2,979,132	[1]
Note payable, related party	––		185,000	[2]
Related party payables	382,431	[2]	469,207
Note payable	185,000	[2]	––
Note payable-merchant	974,826		974,826
Total liabilities subject to compromise	5,150,533		4,620,735

Net liabilities of discontinued operations	$5,150,533		$4,366,872

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables was reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of December 31, 2017, $105,746 is included in accounts payable and accrued expenses as part of liabilities subject to compromise. See Note 15 for additional information and legal proceedings related to Mr. Engert.

[2]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, related party payables was reduced by $307,997, representing $185,000 in promissory notes, $119,270 in accrued compensation, and $3,727 in expense advances. As of June 30, 2018, $185,000 is reflected as a note payable, and $122,997 is included in accounts payable and accrued expenses as part of liabilities subject to compromise. In addition, accrued interest of $11,823 related to the promissory note was reclassified from related party to non-related party accrued interest, and is included in accounts payable and accrued expenses as part of liabilities subject to compromise. See Note 15 for additional information and legal proceedings related to Mr. Redmond.

Payroll taxes payable includes $296,959 and $283,058 in penalties, and $56,009 and $33,860 in interest, related to unpaid payroll taxes as of June 30, 2018, and December 31, 2017, respectively.

The results of the discontinued operations of RoxSan Pharmacy, Inc. are summarized as follows:

	For the six months ended
	June 30, 2018	June 30, 2017

Revenue	$––	$2,724,032
Cost of sales	––	2,239,732
Gross profit	––	484,300
Sales, marketing and pharmacy expenses	194,890	528,887
General and administrative expenses	666,000	1,252,403
Operating loss	(860,890)	(1,296,990)
Interest expense	(47,281)	(179,839)
Loss on disposal of equipment	(10,000)	––
Net loss from discontinued operations	$(918,171)	$(1,476,829)

In connection with the pharmacy operations, the Company leased office space and commercial facilities in Beverly Hills, California.  The commercial facilities were leased at a base rent of $92,880 under agreements with original terms of twelve (12) years, expiring in September 2018, and contained base monthly rent for premises plus a proportionate share of common area maintenance cost (CAM).

The future minimum rental payments required under the lease agreements are summarized as follows:

Year	Base	CAM	Total

2018	$207,958	$53,549	$261,508
	$207,958	$53,549	$261,508

On December 20, 2017, the Company ceased its pharmacy operations, and in January 2018, the Company vacated the pharmacy premises.  The Company expects to be relieved of any monies owed under the leases for the commercial facilities in Beverly Hills, California.

NOTE 15. LEGAL MATTERS

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

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2018, through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure, except for the following:

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

On July 31, 2018, the unsecured convertible promissory note in the principal sum of $144,000 (Note 6) was modified 1) to extend the note’s maturity to October 1, 2019 and 2) to change the conversion price from $0.25 to $0.10 per share.

On or about August 1, 2018, the Company established a private placement equity offering for the purchase of Series C convertible preferred stock (the “Series C Shares”).  The offering provides for, among other thing, the purchase of Series C Shares at a price of $5.00 per share, with a minimum unit of 20,000 shares, or $100,000.  All Series C Shares are convertible into common stock under the following terms: if converted in the first year, the Series C Shares are convertible into common stock at a ratio (“Conversion Ratio”) of 33.33 shares of common stock for each Series C Share held (33.33:1); or at a ratio of 16.66:1 if converted in the second year; or at a ratio of 11.11:1 if converted in the third year.  The shares also include warrants to purchase common stock for a period of 3 years at an exercise price of $0.25 per share, the number of warrants of which is determined at 100% of the prevailing Conversion Ratio.

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

NOTE: The following sections of this quarterly report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., and the discontinued operations of RoxSan Pharmacy, Inc., unless otherwise indicated.

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

●Parallax Health Management, Inc. (“PHM”) a Tucson, Arizona based Remote Patient Monitoring (“RPM”) business is the Company’s most recent acquisition, and represents an opportunity to develop products and services, and commercialize them, on a proprietary platform, in the RPM and Telehealth market, that will allow for systems integration with a number of third-party services and solutions. In 2016, PHM initiated the generation of revenue through the deployment of its services and products.

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

Discontinued Operations: RoxSan Pharmacy, Inc.

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

Since the Company’s acquisition of RoxSan, the deleterious actions against the pharmacy by the former owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the former owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary IVF drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with comparably priced IVF drugs.  This, among other things, caused a precipitous drop in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and in December 2017, the pharmacy ceased operations and closed the business location in Beverly Hills, CA; however, some run-off operations were still ongoing during the first half of 2018.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.

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

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.

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

Operating Segments

The Company's business operations generated revenue through multiple economic models, including PHM’s initial remote patient monitoring activity, the deployment of its Good Health Outcomes Platform, integration of Intrinsic Code technology, and the sale of third-party vendor devices.

The Company’s operations include the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Corporate.

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

NOTE: The financial information of Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As at June 30, 2018, the Company had total assets of $2,909,077, compared with total assets of $3,340,475 at December 31, 2017. The decrease in total assets of $431,398 is attributable to an increase in cash of $39,094, a decrease in accounts receivable, net of allowance for doubtful accounts of $3,095, an increase in prepaid expenses of $5,780, a decrease in current assets held for sale of $51,961, $219,314 of amortization related to intangible assets, and an increase in noncurrent assets held for sale of $201,902.

As at June 30, 2018, the Company had total liabilities of $35,812,294, compared with total liabilities of $30,730,119 at December 31, 2017. The increase in total liabilities of $5,082,175 is attributable to an increase in accounts payable and accrued expenses of $758,792, an increase in convertible notes payable of $687,000, an increase in related party payables of $334,536, a decrease in secured notes payable of $5,451, an increase in related party convertible notes payable of $37,500, a decrease in unamortized discount of $2,740,000, and an increase in liabilities subject to compromise of $529,798.

Results of Operations

The three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$4,869	$26,241	$9,759	$40,502
Cost of sales	$4,739	$40,711	$10,277	$68,753
Gross profit (loss)	$130	$(14,470)	$(518)	$(28,251)
General and administrative expenses	$1,307,741	$453,943	$3,258,902	$894,640
Operating loss	$(1,307,611)	$(468,413)	$(3,259,420)	$(922,891)
Discount amortization	$(1,405,000)	$(1,315,000)	$(2,740,000)	$(2,620,000)
Interest expense	$(395,776)	$(233,979)	$(718,925)	$(447,564)
Net loss from continuing operations	$(3,108,387)	$(2,017,392)	$(6,718,345)	$(3,990,455)
Net loss from discontinued operations	$(671,660)	$(809,620)	$(918,171)	$(1,476,829)
Net loss	$(3,780,047)	$(2,827,012)	$(7,636,516)	$(5,467,284)

Revenue

Revenue in the amount of $4,869 for the three months ended June 30, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $4,419, and subscription fees related to its behavioral health services in the amount of $450.

Revenue in the amount of $26,241 for the three months ended June 30, 2017, consists of contract fees and equipment sales related to the Company’s remote health care systems .

Revenue in the amount of $9,759 for the six months ended June 30, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $8,859, and subscription fees related to its behavioral health services in the amount of $900.

Revenue in the amount of $40,502 for the six months ended June 30, 2017, consists of  contract fees and equipment sales related to the Company’s remote health care systems .

The Company’s behavioral health services segment had not yet begun full operations, generating limited test market sales.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $4,739 for the three months ended June 30, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $40,711 for the three months ended June 30, 2017, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $10,277 for the six months ended June 30, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $68,753 for the six months ended June 30, 2017, consists of equipment and other costs related to the Company’s remote health care systems.

The Company’s behavioral health services segment had not yet begun full operations, generating limited test market sales.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the six months ended		Variance
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	3-month	6-month
Legal, accounting, and management services	$356,268	$26,428	$758,134	$201,272	$329,840	$556,862
Stock compensation/stock option amortization	700,947	161,645	2,033,829	173,507	539,302	1,860,322
Salaries and fees, and related taxes and benefits	17,877	172,522	87,525	397,778	(154,645)	(310,253)
Depreciation and amortization	109,657	73,898	219,314	75,470	35,759	143,844
Rent expense-office	17,360	2,037	36,757	4,074	15,323	32,683
Travel, meals and entertainment	25,566	4,420	27,006	17,136	21,146	9,870
Office supplies and miscellaneous expenses	80,066	12,993	96,337	25,403	67,073	70,934
Total general and administrative expenses	$1,307,741	$453,943	$3,258,902	$894,640	$853,798	$2,364,262

During the three months ended June 30, 2018, the Company incurred operating expenses totaling $1,307,741, compared with $453,943 for the three months ended June 30, 2017. The increase in operating expenses of $853,798 is attributable to:

●an increase in legal, accounting and management fees of $329,840, due to an increase in legal fees of $1,822; an increase in accounting and audit fees of $12,402 due to a change in auditors; and an increase in management fees of $268,366 resulting from changes in management and allocation of managerial resources; and an increase in miscellaneous management fees of $47,250 resulting from an increase in consultants; and

●an increase in stock compensation/stock option amortization of $539,302 primarily due to an increase in amortization expense of $24,418 resulting from stock options granted in the current period; a decrease in amortization expense of $84,147 resulting from the forfeiture of stock options granted in prior years; deferred stock compensation amortization of $186,706 resulting from stock awards granted in prior years; stock compensation of $212,325 for stock options exercised in the current period; and stock awards granted in the current year resulting in an increase in stock compensation expense of $200,000; and

●a decrease in salaries and fees, and related taxes and benefits of $154,645, primarily due to a decrease in salaries of $87,827, and related payroll taxes of $47,458, resulting from a reduction in staff; an increase in employee benefits of $15,376 resulting from changes in benefits; a decrease in penalties on unpaid payroll and state income taxes of $4,736; and a decrease in miscellaneous fees for outside services in the amount of $30,000 resulting from a cancellation of contracted services; and

●an increase in depreciation and amortization of $35,759, primarily due to  the acquisition of intangible assets, resulting in an increase in amortization expense of $35,759; and

●an increase in rent expense of $15,323 due to a change in office space and allocation of office resources; and

●an increase in travel, meals and entertainment of $21,146, primarily due to an increase in travel costs of $1,291; and a decrease in meals and entertainment of $220; and an increase in relocation costs of $20,000; and

●an increase in office supplies and miscellaneous expenses of $67,073, due to an increase in product development costs of $37,661 related to the Company’s intellectual property rights; an increase in storage and moving costs of $23,927 primarily related to the relocation of corporate officers; and an increase in other general office expenses of $5,485, primarily due to the close of the RoxSan pharmacy operations.

During the six months ended June 30, 2018, the Company incurred operating expenses totaling $3,258,902, compared with $894,640 for the six months ended June 30, 2017. The increase in operating expenses of $2,364,262 is attributable to:

●an increase in legal, accounting and management fees of $556,862, due to an increase in legal fees of $20,916; a decrease  in accounting and audit fees of $151,636 due to a change in auditors, resulting in 2016 and 2017 audit fees charged in the prior period compared to only current year charges in the current period; and an increase in management fees of $631,082 resulting from changes in management and allocation of managerial resources; and an increase in miscellaneous management fees of $56,500 resulting from an increase in consultants; and

●an increase in stock compensation/stock option amortization of $1,860,322 primarily due to an increase in amortization expense of $180,363 resulting from stock options granted in the current period; a decrease in amortization expense of $58,220 resulting from the forfeiture of stock options granted in prior years; deferred stock compensation amortization of $336,854 resulting from stock awards granted in prior years; stock compensation of $212,325 for stock options exercised in the current period; and stock awards granted in the current year resulting in an increase in stock compensation expense of $1,189,000; and

●a decrease in salaries and fees, and related taxes and benefits of $310,253, primarily due to a decrease in salaries of $181,963, and related payroll taxes of $78,751, resulting from a reduction in staff; an increase in employee benefits of $2,697 resulting from changes in benefits; a decrease in penalties on unpaid payroll and state income taxes of $4,736; and a decrease in miscellaneous fees for outside services in the amount of $47,500 resulting from a cancellation of contracted services; and

●an increase in depreciation and amortization of $143,844, primarily due to  the acquisition of intangible assets, resulting in an increase in amortization expense of $143,844; and

●an increase in rent expense of $32,683 due to a change in office space and allocation of office resources; and

●an increase in travel, meals and entertainment of $9,870, primarily due to a decrease in travel costs of $7,245; and a decrease in meals and entertainment of $2,885; and an increase in relocation costs of $20,000; and

●an increase in office supplies and miscellaneous expenses of $70,934, due to an increase in product development costs of $37,661 related to the Company’s intellectual property rights; an increase in storage and moving costs of $25,890 primarily related to the relocation of corporate officers; and an increase in other general office expenses of $7,383, primarily due to the close of the RoxSan pharmacy operations.

Net Loss

During the six months ended June 30, 2018, the Company incurred a net loss from continuing operations of $6,715,345, compared with a net loss from continuing operations of $3,990,455 for the six months ended June 30, 2017. The increase in net loss of $2,727,890 is primarily attributable to a decrease in revenue of $30,743, a decrease in in cost of goods sold of $58,476, an increase in general and administrative expenses of $2,364,262, an increase in discount amortization of $130,000; and an increase in interest expense of $271,361.

Liquidity and Capital Resources

Working Capital			Increase
	At June 30, 2018	At December 31, 2017	(Decrease)
Current Assets	$45,237	$55,419	$(10,182)
Current Liabilities	6,199,243	4,418,915	1,780,328
Working Capital (Deficit)	$(6,154,006)	$(4,363,496)	$(1,790,510)

As at June 30, 2018, the Company had cash in the amount of $39,277 compared to $183 as of December 31, 2017.

The Company had a working capital deficit of $6,154,006 as of June 30, 2018, compared to a working capital deficit of $4,363,496 as of December 31, 2017. The increase in working capital deficit of $1,790,510 is primarily attributable to an increase in cash of $39,094, a decrease in accounts receivable, net of allowance, of $3,095, an increase in prepaid expenses of $5,780, a decrease in current assets held for sale of $51,961, an increase in accounts payable and accrued expenses of $758,792, proceeds from convertible promissory notes of $687,000, and an increase in related party payables of 334,536.

Cash Flows	For the six months ended		Increase
	June 30, 2018	June 30, 2017	(Decrease)
Net cash used by operating activities	$(593,945)	$(40,515)	$(553,430)
Net cash used by investing activities	––	––	––
Net cash used by financing activities	767,549	399,993	367,556
Net cash provided by continuing operations	173,604	359,478	(185,874)
Net cash used by discontinued operations	(134,510)	(369,388)	234,878
Increase (decrease) in cash	$39,094	$(9,910)	$49,004

Cash Flows from Operating Activities

During the six months ended June 30, 2018, the Company used $593,945 of cash flow for operating activities compared with $40,515 for the six months ended June 30, 2017. The increase in cash used by operating activities of $553,430 is primarily attributable to an increase in the net loss from continuing operations of $2,727,890; increases in depreciation and amortization of $143,844, stock compensation/stock option amortization of $1,860,322, discount amortization of $120,000, allowance for bad debt of $236; increases in the changes in in accounts receivable of $7,351 and related party payables of $167,937; and decreases in the changes in prepaid expenses of $8,470, and accounts payable and accrued expenses of $116,760.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, and June 30, 2017, the Company used no cash flow for investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, the Company was provided with $767,549 of cash flow from financing activities, compared with $399,993 for the six months ended June 30, 2017.  The increase in cash flows provided by financing activities of $367,556 is attributable to a decrease in repayments of notes payable of $48,556; an increase in proceeds from convertible notes payable of $782,000; a decrease in proceeds form related party convertible notes payable of $300,000, an increase in repayments of related party convertible notes payable of $50,000, a decrease in proceeds from the issuance of preferred stock of $150,000, and an increase in proceeds from the issuance of common stock of $37,000.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale of prescription pharmaceuticals, and its remote healthcare sales and services.

During the six months ended June 30, 2018, the Company received $41,000 in funds from the issuance of common shares or other equity instruments, compared to $154,000 during the six months ended June 30, 2017.

As at June 30, 2018, related parties are due a total of $1,592,703, consisting of $797,435 in accrued compensation owed to officers; $166,668 in cash advances from officers and beneficial owners to the Company for operating expenses; and $628,600 in convertible promissory notes.

During the six months ended June 30, 2018, interest on related party notes payable in the amount of $29,219 was expensed, of which $798 was paid to the note holders in cash.  As of June 30, 2018, a total of $170,600 in interest has been accrued.

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

On or about August 1, 2018, the Company established a private placement equity offering for the purchase of Series C convertible preferred stock (the “Series C Shares”).  The offering provides for, among other thing, the purchase of Series C Shares at a price of $5.00 per share, with a minimum unit of 20,000 shares, or $100,000.  All Series C Shares are convertible into common stock under the following terms: if converted in the first year, the Series C Shares are convertible into common stock at a ratio (“Conversion Ratio”) of 33.33 shares of common stock for each Series C Share held (33.33:1); or at a ratio of 16.66:1 if converted in the second year; or at a ratio of 11.11:1 if converted in the third year.  The shares also include warrants to purchase common stock for a period of 3 years at an exercise price of $0.25 per share, the number of warrants of which is determined at 100% of the prevailing Conversion Ratio.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $41,409,657, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2018, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended June 30, 2018, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: September 28, 2018	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

Dated: September 28, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer