Form 10-Q
period 2018-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2018-11-15
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

152,178,141 common shares issued and outstanding as of November 14, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2018, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017, on Form 10-K, as filed with the Securities and Exchange Commission on September 10, 2018.

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$315	$183
Accounts receivable, net	––	3,275
Current assets held for sale	––	51,961
Total current assets	315	55,419

Intangible assets, net	609,190	709,655
Goodwill	785,060	785,060
Noncurrent assets held for sale	––	201,902

TOTAL ASSETS	$1,394,565	$1,752,036

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,015,789	$3,048,348
Notes payable, convertible	1,241,000	741,000
Related party payables	780,449	629,567
Total current liabilities	4,037,238	4,418,915

Long-term liabilities
License fees payable, net of unamortized discount	410,000	890,000
Royalties payable	300,000	200,000
Notes and loans payable, unsecured	––	95,975
Notes payable, convertible	720,154	144,000
Notes payable, convertible, related party	628,850	1,167,254
Notes payable, secured, net of unamortized discount	32,789	17,393,240
Total long-term liabilities	2,091,793	19,890,469

Liabilities subject to compromise	––	4,620,735
Total liabilities	6,129,031	28,930,119

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	1,014	864
1,013,691 and 863,691 issued and outstanding
at September 30, 2018, and December 31, 2017, respectively
Common stock, $.001 par, 250,000,000 shares authorized,	152,077	136,754
152,078,141 and 136,754,530 issued and outstanding
at September 30, 2018, and December 31, 2017, respectively
Additional paid in capital-preferred	1,415,653	665,803
Additional paid in capital-common	9,005,599	5,580,668
Subscriptions receivable	(92)	(592)
Accumulated deficit	(15,308,717)	(33,561,580)
Total stockholders' deficit	(4,734,466)	(27,178,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,394,565	$1,752,036

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$990	$30,139	$10,749	$70,641
Cost of sales	5,230	41,374	15,507	110,127
Gross profit (loss)	(4,240)	(11,235)	(4,758)	(39,486)

General and administrative expenses	2,102,712	2,319,992	5,202,944	3,161,740

Operating loss	(2,106,952)	(2,331,227)	(5,207,702)	(3,201,226)

Other income (expenses)
Gain on disposal of subsidiary	5,079,416	––	5,079,416	––
Gain on extinguishment of debt	22,931,148	––	22,931,148	––
Discount amortization	(35,000)	(1,315,000)	(2,775,000)	(3,935,000)
Interest expense	(231,676)	(265,946)	(950,601)	(713,510)
Total other income (expenses)	27,743,888	(1,580,946)	24,284,963	(4,648,510)

Net income (loss) – continuing operations	25,636,936	(3,912,173)	19,077,261	(7,849,736)

Net income (loss) – discontinued operations	93,773	(794,440)	(824,398)	(2,271,269)

Net income (loss)	$25,730,709	$(4,706,613)	$18,252,863	$(10,121,005)

Net income (loss) per common share - basic
Continuing operations	$0.172	$(0.036)	$0.125	$(0.060)
Discontinued operations	$0.001	$(0.006)	$(0.006)	$(0.020)

Net income (loss) per common share - diluted
Continuing operations	$0.124	$(0.026)	$0.089	$(0.060)
Discontinued operations	$0.000	$(0.004)	$(0.004)	$(0.013)

Weighted average common shares outstanding - basic	149,431,153	129,822,471	146,294,981	116,254,776
Weighted average common shares outstanding – diluted	208,254,652	183,520,865	205,118,481	169,953,170

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income (loss)	$19,077,261	$(7,849,736)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	90,465	52,733
Stock compensation/stock option amortization	3,103,390	2,177,608
Discount amortization	2,775,000	3,935,000
Allowance for bad debt	236	––
Gain on disposal of subsidiary	(5,079,416)	––
Gain on extinguishment of debt	(22,931,148)	––
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	3,039	(7,833)
Increase in employee advances	––	(2,000)
Decrease in prepaid expenses	––	2,690
Increase in accounts payable and accrued expenses	2,182,548	1,219,585
Increase (decrease) in related party payables	492,356	(630,334)
Net cash used by operating activities	(286,269)	(1,102,287)

Cash flows from financing activities:
Repayments of notes payable	(5,451)	(57,623)
Proceeds from convertible notes payable	825,000	696,000
Repayments of convertible notes payable	(50,000)	––
Proceeds from convertible notes payable, related party	––	300,000
Proceeds from issuance of preferred shares	300,000	150,000
Proceeds from issuance of common shares	41,250	1,500
Proceeds from issuance of common shares for acquisition of intangible asset	––	2,500
Net cash provided by financing activities	1,110,799	1,092,377

Net cash provided (used) by continuing operations	824,530	(9,910)

Cash flows from discontinued operations:
Net cash used by operating activities	(824,398)	1,066
Net cash provided by financing activities	––	(39,400)
Net cash used by discontinued operations	(824,398)	(38,334)

Net increase (decrease) in cash	132	(48,244)

Cash - beginning of period	183	63,363

Cash - end of period	$315	$15,119

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$2,775,000	$3,935,000
Conversion of accounts payable to convertible notes payable	$37,500	$––
Conversion of related party payables to preferred stock	$450,000	$––
Conversion of convertible related party notes payable to common stock	$––	$485,733
Conversion of convertible notes payable to common stock	$296,114	$––
Conversion of related party convertible note payable to non-related party convertible note payable	$576,154	$––
Conversion of related party payables to non-related party payables	$42,356	$––
Common stock issued for acquisition of intangible assets	$––	$622,500
Subscriptions receivable	$(92)	$(342)

SUPPLEMENTAL INFORMATION
Interest paid
Continuing operations	$61,088	$56,878
Discontinued operations	$106	$162,455
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Parallax Health Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is to build and expand an integrated digital healthcare network with products and services that can provide remote communication, diagnosis, treatment, and monitoring of patients on a proprietary platform. Parallax’s technology-enabled digital healthcare companies include:

●Parallax Diagnostics Inc. (“PDI”), with its medical diagnostic testing platform capable of diagnosing and monitoring several health issues.

●Parallax Health Management, Inc. (“PHM”), which provides personalized patient care through remote health care services.

●Parallax Behavioral Health, Inc. (“PBH”), which provides behavioral health solutions through patented information technology.

●Parallax Communications, Inc (“PCI”), which provides digitally connected health solutions via Internet of Things, (“IoT”) devices over partner mobile networks.

Business Overview

On January 20, 2017, the Company changed the name of its wholly-owned subsidiary, Qolpom, Inc., to Parallax Health Management, Inc.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. ("PBH"), a Delaware corporation.

On April 26, 2017, pursuant to a resolution of the Board of Directors, the Company, through its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the asset acquisition of 100% of certain intellectual property (“Intellectual Property”) from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”). Pursuant to the ProEventa Agreement, the initial consideration for the Intellectual Property was paid to ProEventa in the form of a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock for $2,500, resulting in a net cost for the Intellectual Property of $622,500.  In addition, the Agreement included the following conditional contingent liabilities (the “Revenue Share and Royalties”):

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

On September 20, 2018, the Company formed Parallax Communications, Inc., a Delaware corporation and wholly-owned subsidiary of Parallax Health Management, Inc.

Business Segments

The Company’s current operations include the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Diagnostics/Corporate (DCS).

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

PBH generates revenues primarily through licensing and subscription of the Intrinsic Code software and systems. As of September 30, 2018, the BHS segment had not yet begun full operations, generating limited test market sales.

●Diagnostics/Corporate (DCS)

The Diagnostics Segment supports the costs and operating expenses related to the continued development and exploitation of the Company's proprietary medical diagnostic and monitoring platform and processes, which remains the Company's primary focus.  In addition, the Diagnostics Segment provides management and administrative services to support the Company, and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and corporate information technology and finance departments.

RoxSan Pharmacy, Inc.

On August 13, 2015, the Company entered into an agreement with RoxSan Pharmacy, Inc., a California corporation, and its sole shareholder, Shahla Melamed, to purchase 100% of the issued and outstanding shares of RoxSan's common stock and its assets and inventory. Pursuant to the agreement , the Company, among other things, issued the Seller a Secured Promissory Note in the amount of $20.5 million.  As a result, effective August 13, 2015, RoxSan became the Company's wholly-owned subsidiary.  Concurrently, Mrs. Melamed resigned from all positions within RoxSan, and Mr. J. Michael Redmond was appointed RoxSan's President and Chief Executive Officer, and Ms. Calli R. Bucci its Chief Financial Officer. Mr. Redmond and Ms. Bucci were also appointed as Chairman and member, respectively, of RoxSan’s board of directors.

RoxSan provided a full range of pharmacy services including retail, compounding and fertility medications, and generated revenues primarily by dispensing prescription drugs, both through local channels by direct delivery as well as mail order. RoxSan also sold a wide assortment of general merchandise, including over-the-counter drugs, beauty products and cosmetics, seasonal merchandise and convenience foods, through the Company’s pharmacy.  The pharmacy was fully licensed and qualified to conduct business in over 40 US States.

Since the Company’s acquisition of RoxSan, the deleterious actions against the pharmacy by the former owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the former owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary In Vitro Fertilization (“IVF”) drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with comparably priced IVF drugs.   This, among other things, caused a precipitous drop of over 90% in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and on December 22, 2017, the pharmacy ceased operations and closed the business location in Beverly Hills, CA; however, some residual operations were still ongoing during 2018 to wind down the business.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.  As a result of the loss of financial control of RoxSan, the Company has derecognized the subsidiary as of September30, 2018 (Note 15). The deconsolidation resulted in a gain of $5,079,416. The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $15,308,717, and a working capital deficit of $4,036,923, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, "we", "us", "our" and "Parallax" shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc. unless otherwise indicated.

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

Changes in the Company’s ownership interests in subsidiaries that do not result in the Company losing control over the subsidiaries are accounted for as equity transactions. When the Company loses control of a subsidiary, a gain or loss is recognized and is calculated as the difference between:

●the aggregate of the fair value of consideration received and the fair value of any retained interest at the date when control is lost;

and

●the carrying amount of the net assets (liabilities) of the subsidiary and any noncontrolling interest.

Upon deconsolidation of a subsidiary, any loans to the former subsidiary made by the Company are measured at fair value at the deconsolidation date.  Any difference between the carrying amount of the loan to the subsidiary and its fair value is included as part of the gain or loss calculation upon deconsolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. As of September 30, 2018, and December 31, 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of September 30, 2018, and December 31, 2017, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 6 for additional information about long-term debt.

There were no outstanding derivative financial instruments held by the Company as of September 30, 2018, and December 31, 2017.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts due from customers.  Charges to bad debt are based on both historical write-offs and specifically identified receivables.

The activity in the allowance for doubtful accounts receivable for the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, is as follows:

	September 30, 2018	December 31, 2017
Beginning balance	$4,000	$––
Additions charged to bad debt expense	236	4,000
Write off of allowance for doubtful collections	(4,236)	––

Ending balance	$––	$4,000

During the nine months and the year ended September 30, 2018, and December 31, 2017, the allowance for doubtful collections increased by $236 and $4,000, respectively.

As of September 30, 2018, and December 31, 2017, the allowance for doubtful collections was $0 and $4,000, respectively.

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

Comprehensive Loss

As of September 30, 2018, and December 31, 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company may have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

As of September 30, 2018, the Company has not yet filed its 2012 through 2017 annual corporate income tax returns.  Due to the Company’s recurring losses,it is anticipated that no corporate income taxes are due for these periods.

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

In August 2018, the FASB issued ASJ No. 2018-15 (“ASU 2018-15”), Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40).  ASJ 2018-15 was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license.  ASU 2018-15 will be effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	September 30, 2018	December 31, 2017
Customer receivables	$––	$7,275
Less: allowance for doubtful accounts	––	(4,000)

Accounts receivable, net	$––	$3,275

As of September 30, 2018, and December 31, 2017, respectively, the Company was owed $0 and $7,275 in accounts receivable due from customers.

During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, the allowance for doubtful collections increased by $236 and $4,000, respectively.  As of September 30, 2018, and December 31, 2017, the allowance for doubtful collection was $0 and $4,000, respectively.

NOTE 4. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	September 30, 2018	December 31, 2017
Products and processes	$12,500	$12,500
Trademarks and patents / technology	150,700	150,700
Customer lists / relationships	30,000	30,000
Non-compete agreement	30,000	40,000
Marketing related	64,000	64,000
Software	510,300	510,300
Sub-total	797,500	807,500
Accumulated amortization	(188,310)	(97,845)
Intangible assets, net	$609,190	$709,655

Amortization expense from continuing operations for the nine months ended September 30, 2018 and 2017, was $90,465 and $52,733, respectively.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2018	December 31, 2017
Accounts payable-vendors	$917,694	$865,569
Credit cards payable	41,969	39,841
Payroll taxes payable	82,517	75,637
Accrued interest	469,624	1,894,694
Accrued payroll and payroll taxes	253,984	172,607
	1,765,789	3,048,348
Reserve-legal fees	250,000	–

Total accounts payable and accrued expenses	$2,015,789	$3,048,348

Payroll taxes payable includes $17,476 and $5,485 in penalties, and $3,438 and $634 in interest, related to unpaid payroll taxes as of September 30, 2018, and December 31, 2017, respectively.

The Company has established an estimated reserve of $250,000 and $0 at September 30, 2018, and December 31, 2017, respectively, for future legal fees to be incurred in connection with pending legal actions (Note 17).

NOTE 6. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2018		December 31, 2017
Short-term:
Notes payable, convertible	$1,241,000		$741,000
Total short-term notes payable	1,241,000		741,000

Long-term:
Notes and loans payable, unsecured
Loans payable	––		11,900
Notes payable	––		84,075
Total notes and loans payable, unsecured	––		95,975

Note payable, convertible	720,154	[1]	144,000

Notes payable, secured, net of unamortized discount:
Note payable-bank	32,789		38,240

Note payable	––		20,500,000
Less: unamortized discount	––		(3,145,000)
Note payable, net of unamortized discount	––		17,355,000
Total notes payable, secured, net of unamortized discount	––		17,393,240
Total long-term notes and loans payable	752,943		17,633,215

Total notes and loans payable	$1,993,943		$18,374,215

[1]At September 30, 2018, $576,154 in convertible notes payable and related accrued interest of $90,742 was reclassified from related party to non-related party, resulting from a change in related parties (Note 7).

Between July 14, 2017, and January 25, 2018, the Company issued convertible promissory notes (“Convertible Notes”) for financing in the amount of $746,000 (“Investor Group A”).  The Convertible Notes accrue interest at a rate of 10% per annum, mature in one (1) year, and are convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share.  The common shares were issued with 50% warrant coverage for a period of three (3) years at an exercise price of $0.25 per common share.  During the nine months ended September 30, 2018, five (5) noteholders of Investor Group A elected to convert their notes in the aggregate principal sum of $225,000 and accrued interest of $21,114.  As a result, the noteholders were issued an aggregate of 2,461,129 shares of the Company’s restricted common stock.  As of September 30, 2018, principal in the amount of $521,000 remains.

In February 2018, the Company issued senior secured convertible notes (the “CV Note(s)”) in the aggregate principal sum of $220,000 to two lenders (“Lender Group A”).  The CV Notes are convertible into restricted shares of the Company’s common stock at a conversion rate of $0.10 per share. Two (2) of the CV Notes in the aggregate principal sum of $145,000 bear interest at a rate of twelve percent (12%) plus 290,000 shares of the Company’s restricted common stock for each ninety (90) day period. The CV Note in the principal sum of $75,000 bears interest at a rate of twenty percent (20%) plus 150,000 shares of the Company’s restricted common stock for each thirty (30) day period.  In addition to interest, the note holders have been issued an aggregate of 2,820,000 shares of the Company’s restricted common stock through September 30, 2018, valued at $282,000. During the nine months ended September 30, 2018, principal repayments in the amount of $100,000 have been made.  As of September 30, 2018, principal in the amount of $120,000 remains.

Between April 24, 2018, and June 18, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to four accredited investors (“Investor Group B”) in the aggregate principal sum of $600,000.  The Notes bear interest at rate of 12% per annum, mature December 15, 2018, or earlier, contingent upon certain financing conditions, and contain a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Notes are secured by all of the Company’s personal property, and include warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

On July 31, 2018, the unsecured convertible promissory note issued to The Kasper Group, Ltd. in the principal sum of $144,000 was modified 1) to extend the note’s maturity to October 1, 2019 and 2) to change the conversion price from $0.25 to $0.10 per share.

Non-related party convertible notes payable consist of the following:

Note Holder	Principal		APR	Accrued Interest		Conversion Price	Term/Due

Lender Group A	$120,000		12-20%	$121,740		$0.10	05/2018
Investor Group A	521,000		10%	55,499		$0.10	07/2018-09/2018
Investor Group B	600,000		12%	25,630		$0.10	12/2018
The Kasper Group, Ltd.	144,000		7%	68,047		$0.10	10/01/2019
Joseph M. Redmond	576,154	[1]	5%	112,289	[1]	$0.10	07/31/2017
	$1,961,154			$383,205

As of September 30, 2018, and December 31, 2017, respectively, short-term non-related party convertible promissory notes in the amount of $1,241,000 and $741,000 are owed by the Company.  During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, interest in the amount of $197,142 and $26,840 was expensed.  As of September 30, 2018, and December 31, 2017, respectively, a total of $202,869 and $26,840 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of September 30, 2018, and December 31, 2017, respectively, long-term non-related party convertible promissory notes in the amount of $720,154 [1] and $144,000 are owed by the Company. During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, interest in the amount of $29,087 and $10,080 was expensed.  As of September 30, 2018, and December 31, 2017, respectively, a total of $180,336 [1] and $60,507 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of September 30, 2018 and December 31, 2017, long-term unsecured non-related party loans and promissory notes consists of $0 and $95,975, respectively.  During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, interest in the amount of $5,460 and $1,800 was expensed.  On September 30, 2018, $95,975 in principal and $56,892 in accrued interest was extinguished, resulting in a gain of $152,867. As of September 30, 2018, and December 31, 2017, respectively, a total of $0 and $51,432 in interest has been accrued and is included as an accrued expense on the accompanying consolidated balance sheet.

As of September 30, 2018, and December 31, 2017, respectively, long-term secured non-related party promissory notes consists of $32,789 and $17,393,240, net of unamortized discount of $0 and $3,145,000.  During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, interest in the amount of $694,450 and $880,242 was expensed. As of September 30, 2018, in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 17), $20,500,000 in principal and $2,278,281 in accrued interest has been extinguished and recharacterized as a contingent liability (Note 8), resulting in a gain of $22,778,281. As of September 30, 2018, and December 31, 2017, respectively, a total of $296 and $1,585,714 in interest has been accrued, and is included as an accrued expense on the accompanying consolidated balance sheet.

The future maturities of notes payable are summarized as follows:

2018	$576,154
2019	176,789
Total	$752,943

During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, interest on non-related party notes and loans payable in the amount of $926,139 and $924,462 has been expensed.  As of September 30, 2018, and December 31, 2017, respectively, a total of $383,501 [1] and $1,724,093 in interest, net of extinguishments of $2,335,173 and $0, has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 7. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	September 30, 2018		December 31, 2017
Related party payables
Accrued compensation	$607,802		$501,269
Cash advances	172,647		128,298
Total related party payables	780,449		629,567

Notes payable, convertible, related party	628,850	[1]	1,167,254

Total related party transactions	$1,409,299		$1,796,821

[1]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, related party transactions was reduced by $618,510, representing $42,356 in accrued compensation, and $576,154 in convertible promissory notes. As of September 30, 2018, $42,356 is included as part of accounts payable and accrued expenses (Note 5), and $576,154 is included as part of long-term convertible notes payable (Note 6), on the accompanying consolidated balance sheets. In addition, accrued interest of $90,742 related to the convertible promissory notes was reclassified from related party to non-related party accrued interest. See Note 17 for additional information and legal proceedings related to Mr. Redmond.

Related party convertible notes payable consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Huntington Chase, Beneficial Owner	$291,100	7%	$68,924	$0.10	12/31/2015
AvantGarde, LLC, Beneficial Owner	281,500	12%	14,517	$0.20	10/26/2018
Hamburg Investment Co., Beneficial Owner	56,250	12%	2,682	$0.20	11/08/2018
Total	$628,850		$86,123

On April 26, 2018, the Company extended and amended the subordinate secured convertible promissory note dated April 26, 2017, in the principal sum of $250,000.  The amended note was issued for the principal sum of $281,500 to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures October 26, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

On May 8, 2018, the Company extended and amended the subordinate secured convertible promissory note dated May 8, 2017, in the principal sum of $50,000. The amended note was issued for the principal sum of $56,250 to include accrued interest to date (the “Amended Note”). The Amended Note bears interest at rate of 12% per annum, matures November 8, 2018, or earlier, contingent upon certain financing conditions, and contains a repayment provision to convert the note into restricted shares of the Company’s common stock at a price of $0.10 per share.  The Amended Note is secured by all of the Company’s personal property, and includes warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at a purchase price of $0.20 per share, with a provision for the price to be reduced to $0.10 per share if certain conditions are not met by the Company.

As of September 30, 2018, and December 31, 2017, respectively, related parties are due a total of $1,409,299 and $1,796,821, consisting of $607,802 and $501,269 in accrued compensation owed to officers; $172,647 and $128,298 in cash advances from officers and beneficial owners to the Company for operating expenses; and $628,850 and $1,167,254 in convertible promissory notes.

As of September 30, 2018, and December 31, 2017, respectively, convertible promissory notes in the aggregate sum of $628,850 and $1,167,254 are owed by the Company.  During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, interest in the amount of $44,814 and $86,712 was expensed, of which $798 and $16,833 was paid to the note holders in cash, and $37,750 and $0 was converted to principal.  As of September 30, 2018, and December 31, 2017, respectively, a total of $86,123 and $170,600 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

On September 30, 2018, in connection with the Series C Convertible Preferred Stock equity offering (Note 9), three officers of the Company were issued an aggregate of 90,000 Series C Shares at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. In connection with the Series C Shares, the officers were issued an aggregate of 1,250,000 warrants, which are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, interest on related party notes payable in the amount of $44,814 and $86,712 was expensed. As of September 30, 2018, and December 31, 2017, respectively, a total of $86,123 and $170,600 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On August 13, 2015, the Company issued a secured promissory note in the amount of $20,500,000 (the “Promissory Note”) in connection with the acquisition of RoxSan Pharmacy, Inc. (“RoxSan”). The Promissory Note bore interest at a rate of 6% per annum, and matured August 13, 2018 ("Maturity").  At the time of issuance, Management determined that the Promissory Note did not fairly represent the fair market value for the related acquisition.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the Promissory Note was recorded. During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, the Company expensed $3,145,000 and $5,100,000 in discount amortization.  As of September 30, 2018, and December 31, 2017, respectively, $0 and $3,145,000 in unamortized discount remained.  During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, interest in the amount of $692,967 and $876,214 was expensed. As of September 30, 2018 and December 31, 2017, respectively, a total of $2,278,281 and $1,585,314 in interest was accrued.

As part of the deconsolidation of RoxSan resulting from its Chapter 7 petition filed on May 14, 2018 (Note 15), management reevaluated the characteristics of the Promissory Note.  Included in the evaluation were the following considerations: 1) the related asset is no longer a part of the parent financial statements due to a loss of financial control; 2) the Company is currently in litigation as a result of material breaches by the note holder;  3) the Company has claims against the note holder for losses and damages directly related to the Promissory Note and its underlying assets; 4) there is a high likelihood that no obligation exists. After careful consideration, management has determined that the current characteristics of the liability are contingent in nature, and the debt of $20,500,000 and related $2,278,281 in accrued interest has been extinguished as of September 30, 2018, resulting in a gain of $22,778,281.

On April 26, 2017, pursuant to a resolution of the Board of Directors, the Company, through its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the asset acquisition of 100% of certain intellectual property (“Intellectual Property”) from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”). Pursuant to the ProEventa Agreement, the initial consideration for the Intellectual Property was paid to ProEventa in the form of a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock for $2,500, resulting in a net cost for the Intellectual Property of $622,500.  In addition, the Agreement included the following conditional contingent liabilities (the “Revenue Share and Royalties”):

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

During the nine months and the year ended September 30, 2018, and December 31, 2017, no Revenue Share and Royalties were recognized. As of September 30, 2018, and December 31, 2017, no Revenue Share and Royalties are payable.

NOTE 9. CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

On or about August 1, 2018, the Company established a private placement equity offering for the purchase of Series C convertible preferred stock (the “Series C Shares”).  The offering provides for, among other thing, the purchase of Series C Shares at a price of $5.00 per share, with a minimum unit of 20,000 shares, or $100,000.  All Series C Shares are convertible into common stock under the following terms: if converted in the first year, the Series C Shares are convertible into common stock at a conversion rate of $0.12 per share, or a ratio of 41.67 shares of common stock for each Series C Share held (41.67:1) (“Conversion Ratio”).  The shares also include warrants to purchase common stock for a period of 3 years at an exercise price of $0.25 per share, the number of warrants of which is determined at 50% of the prevailing Conversion Ratio. The holders of Series C Shares will be entitled, but not obligated, to convert any or all of their Series C Shares including accrued dividends into the following at the lower of either $0.12 per share or a 33% discount; (a) the company’s next primary offering or (b) any new equity linked financing within the next 24 months of the closing date of the offering.

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

On September 30, 2018, in connection with the Series C Shares equity offering, three officers of the Company were issued an aggregate of 90,000 Series C Shares at a price of $5.00 per share, in exchange for debt in the principal sum of $450,000.  As a result, $449,910 was recorded to preferred paid in capital.

As of September 30, 2018, and December 31, 2017, respectively, the Company had 1,013,691 and 863,691shares of preferred stock issued and outstanding.

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

In May 2018, in connection with certain senior secured promissory notes, the Company issued 890,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $89,000, of which $62,583 was expensed, $11,417 was deferred, to be amortized over the term of the notes, and $88,110 was recorded to paid in capital.

On June 30, 2018, in connection with the exercise of certain employee stock options, the Company issued 846,051 shares of its restricted common stock at a conversion rate of $0.05 per share.  The shares were issued on a cashless basis, resulting in a net value of $269,325.  As a result, $268,479 was recorded to paid in capital.

On July 28 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000. As a result, $14,850 was recorded to paid in capital.

In August 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $44,000, of which $33,011 was expensed, $10,989 was deferred, to be amortized over the term of the notes, and $43,560 was recorded to paid in capital.

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

On September 28, 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000. As a result, $14,850 was recorded to paid in capital.

On September 30, 2018, in connection with certain convertible debt in the amount of $50,000, the Company issued 625,000 shares of its restricted common stock at a conversion rate of $0.08 per share.  As a result, $49,375 was recorded to paid in capital.

During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, a total of $274,500 and $2,838,500 in deferred stock compensation was recorded, and $973,925 and $1,028,498 was expensed. As of September 30, 2018, and December 31, 2017, respectively, there remains $1,110,577 and $1,810,002 in deferred stock compensation to be expensed over the next 24 months.

As of September 30, 2018, and December 31, 2017, respectively, the Company had 152,078,141 and 136,734,530 common shares issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of September 30, 2018, and December 31, 2017, respectively, the Company had 18,217,500 and 7,205,000 warrants, and 18,060,000 and 20,675,000 options, issued and outstanding.

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

Between April 24, 2018 and June 14, 2018, in connection with certain convertible promissory notes, 7,687,500 warrants were issued.  The warrants and are exercisable for a period of three (3) years at an exercise price of $0.20 per share, with a provision for the exercise price to be reduced to $0.10 per share if certain conditions are not met by the Company.

On June 28, 2018, in connection with a certain advisory agreement, 300,000 warrants were issued.  The warrants are exercisable for a period of five (5) years, at an exercise price of $0.001 per share.

On August 10, 2018, in connection with the Series C Shares equity offering, 416,667 warrants were issued.  The warrants and are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

On August 11, 2018, in connection with the Series C Shares equity offering, 833,333 warrants were issued.  The warrants and are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

On September 30, 2018, in connection with the Series C Shares equity offering, 1,250,000 warrants were issued to three officers of the Company.  The warrants and are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.001	300,000	4.75	$300	$0.22
$0.10	62,500	4.50	6,250	$0.27
$0.10	250,000	2.00	25,000	$0.29
$0.15	1,000,000	2.25	150,000	$0.26
$0.17	62,500	4.50	10,625	$0.27
$0.18	62,500	4.50	11,250	$0.27
$0.20	3,000,000	2.75	600,000	$0.23
$0.20	4,687,500	2.50	937,500	$0.24
$0.21	62,500	4.50	13,125	$0.27
$0.21	100,000	2.00	21,000	$0.31
$0.25	2,500,000	3.00	625,000	$0.23
$0.25	475,000	2.25	118,750	$0.25
$0.25	3,255,000	2.00	813,750	$0.29
$0.25	1,500,000	1.75	375,000	$0.34
$0.35	250,000	2.00	87,500	$0.29
$0.60	250,000	2.00	150,000	$0.31
$0.75	300,000	0.50	225,000	$0.29
$0.75	100,000	0.25	75,000	$0.28
	18,217,500		$4,245,050	$0.23

Warrant Activity		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2017	7,205,000	$0.26
Issued	11,012,500	$0.24
Exercised	––	––
Expired / Forfeited	––	––
Outstanding at September 30, 2018	18,217,500	$0.23

On January 1, 2018, in connection with an executive agreement, the Company granted the executive 1,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest annually over a one (1) year period, and were valued at $134,500 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3.75 years, expected volatility 1.78, risk free interest rate 2.25%, and dividend yield 0%.

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

On August 1, 2018, in connection with an employment agreement, the Company granted the employee 1,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  Of the options granted, 50% vest immediately, and the remaining vest annually over a two (2) year period.  The options were valued at $160,000 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 3 years, expected volatility 2.06, risk free interest rate 2.78%, and dividend yield 0%

Options Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.05	90,000	3.75	$4,500	$0.14
$0.05	1,140,000	3.50	57,000	$0.09
$0.05	100,000	3.00	5,000	$0.08
$0.05	60,000	2.25	3,000	$0.06
$0.05	170,000	2.00	8,500	$0.12
$0.10	500,000	2.00	50,000	$0.14
$0.10	250,000	1.00	25,000	$0.06
$0.15	1,000,000	2.00	150,000	$0.14
$0.25	5,000,000	4.50	1,250,000	$0.19
$0.25	7,000,000	3.75	1,750,000	$0.16
$0.25	1,000,000	2.00	250,000	$0.15
$0.25	1,000,000	1.50	250,000	$0.10
$0.25	250,000	1.00	62,500	$0.06
$0.35	250,000	1.00	87,500	$0.07
$0.60	250,000	1.00	150,000	$0.08
	18,060,000		$4,103,000	$0.23

Options Activity		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2017	20,675,000	$0.14
Issued	6,000,000	$0.17
Exercised	(1,973,189)	$0.16
Expired / Forfeited	(6,641,811)	$0.16
Outstanding at September 30, 2018	18,060,000	$0.18

During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, 6,000,000 and 11,570,000 options were issued, 1,973,189 and 300,000 options were exercised, 1,000,000 and 0 options expired, and 5,641,811 and 1,730,000 options were forfeited. A total of $649,327 and $1,679,765 in deferred stock option compensation was recorded, net of forfeitures, and $483,391 and $589,679 was expensed during the nine months and the year ended September 30, 2018, and December 31, 2017, respectively.  There remains $1,484,945 and $1,319,010 in deferred compensation as of September 30, 2018, and December 31, 2017, respectively, to be expensed over the next 27 months.

NOTE 12. LEASES

The Company sub-leases office space for its headquarters in Santa Monica, California, for $5,600 per month, on a month-to-month basis.

Rent expense for the nine months and the year ended September 30, 2018, and December 31, 2017, was $53,557 and $68,880, respectively.

NOTE 13. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at September 30, 2018, and December 31, 2017, was as follows:

	September 30, 2018	December 31, 2017

Income (loss) before taxes	$18,252,863	$(10,511,392	) [1]
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	5,301,700	(3,160,100)

Effect of the U.S. tax law change	––	805,200

Effect of release of net operating loss carryforwards	3,297,400

Tax effect of non-taxable income and non-deductible expenses:
Gain on extinguishment of debt-principal	(6,145,800)	––
Stock compensation/amortization of stock options	926,000	738,100
Discount amortization	828,000	1,626,300
Other	5,800	6,200
Total tax effect of non-taxable income and non-deductible expenses	(4,386,000)	2,370,600

Change in valuation allowance	(2,091,800)	(15,700)

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

The significant components of deferred income tax assets and liabilities at September 30, 2018, and December 31, 2017, are as follows:

	September 30, 2018	December 31, 2017

Net operating loss carried forward	$––	$2,262,600	[1]
Bad debt allowance	––	1,100
Officers’ accrued compensation	242,800	140,300
Accrued related party interest	24,100	47,700
Valuation allowance	(266,900)	(2,451,700)

Net deferred income tax asset	$––	$––

On September 30, 2018, the company realized extinguishment of debt principal in the amount of $20,595,975.  Per Internal Revenue Code (“IRC”) Section 108(a) (1) (A) the extinguishment of debt principal is excluded from taxable income for the company; however, any available tax attributes must be release up and to the amount of the extinguishment.  Therefore, net operating loss carryforwards were released with no remaining net operating losses available to use toward future taxable income as of September 30, 2018.

The Company is open to examinations for the tax year 2011 through the current tax year.

[1] As adjusted, due to correction of error (Note 14).

NOTE 14. CHANGE IN ESTIMATE AND CORRECTION OF ERROR

Change in Estimate:

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

	As Previously Reported		Revised Value
	December 31, 2017	Adjustments	July 18, 2018

Assets
Cash	$5,000	$––	$5,000
Intellectual property	160,000	(10,000)	150,000
Loans receivable	87,008	––	87,008
Total assets	252,008	(10,000)	242,008

Liabilities
Accounts payable	7,068	––	7,068
License fees payable	2,000,000	(1,740,000)	260,000
License fees payable, unamortized discount	(1,460,000)	1,460,000	––
Royalties payable	200,000	––	200,000
Total liabilities	747,068	280,000	467,068

Goodwill	785,060	––	785,060

Fair market value of consideration	$290,000	––	290,000

Net effect-current period adjustment		$270,000	$270,000

Correction of Error:

During 2018, the Company discovered that the April 26, 2017, asset acquisition of intellectual property from ProEventa, Inc. (Note 8) erroneously included certain conditional contingent consideration as a part of the purchase price.  As a result, certain liabilities contingent in nature were erroneously recorded.  The errors have been corrected by restating each of the affected financial statement line items for the year ended December 31, 2017. The following tables summarize the impacts on the Company’s consolidated financial statements prior to deconsolidation:

	As Previously Reported		Restated
	December 31, 2017	Adjustments	December 31, 2017
CONSOLIDATED BALANCE SHEETS

Assets
Current assets	$55,419	$––	$55,419
Intangible assets, net	2,298,094	(1,588,439)	709,655
Other non-current assets	986,962	––	986,962
Total assets	3,340,475	(1,588,439)	1,752,036

Liabilities
Current liabilities	4,418,915	––	4,418,915
Long-term liabilities
License fees payable	1,890,000	(1,000,000)	890,000
Royalties payable	1,000,000	(800,000)	200,000
Other long-term liabilities	23,421,204	––	23,421,204
Total long-term liabilities	26,311,204	(1,800,000)	24,511,204

Liabilities subject to compromise	4,620,735	––	4,620,735
Total liabilities	30,730,119	(1,800,000)	28,930,119

Stockholders' deficit
Accumulated deficit	(33,773,141)	211,561	(33,561,580)
Other equity	6,383,497	––	6,383,497
Total stockholders' deficit	(27,389,644)	211,561	(27,178,083)
Total liabilities and stockholders' deficit	$3,340,475	$(1,588,439)	$1,752,036

CONSOLIDATED STATEMENTS OF OPERATIONS

Gross profit (loss)	$(47,107)	$––	$(47,107)
General and administrative expenses	4,209,073	(211,561)	3,997,512
Operating loss	(4,256,180)	211,561	(4,044,619)
Other income and expenses	(6,466,773)	––	(6,466,773)
Net loss – continuing operatios	(10,722,953)	211,561	(10,511,392)
Net loss – discontinued operations	(3,153,553)	––	(3,153,553)
Net loss	$(13,876,506)	$211,561	$(13,664,995)

Net loss per common share – basic – continuing operations	$(0.089)	$0.002	$(0.087)
Net loss per common share – diluted – continuing operation	$(0.062)	$0.001	$(0.061)

NOTE 15. DISCONTINUED OPERATIONS

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

The pharmacy operations resulted in an accumulated deficit of $11,582,906 and $10,758,507 as of May 14, 2018 and December 31, 2017, respectively. In addition, certain advances were made to RoxSan Pharmacy, Inc. for the purpose of overhead expenses for which a secured promissory note was issued to the Company. As of May 14, 2018, and December 31, 2017, respectively, principal in the amount of $1,280,692 and $1,153,395 has been disbursed, and interest in the amount of $22,797 and $10,395 has been accrued in connection with the note.

As of May 14, 2018 and December 31, 2017, respectively, the assets and liabilities relating to the discontinued operations of RoxSan Pharmacy, Inc. are as follows:

	May 14, 2018		December 31, 2017

Current assets held for sale
Cash and cash equivalents	$––		$2,421
Accounts receivable, net	––		40,856
Employee advances	––		1,800
Prepaid expenses	––		6,884
Total current assets held for sale	––		51,961

Noncurrent assets held for sale:
Loans receivable - long term	––		169,902
Property and equipment, net	––		10,000
Deposits	––		22,000
Total noncurrent assets held for sale	$––		201,902
Total asset held for sale	––		253,863

Liabilities subject to compromise
Accounts payable and accrued expenses	3,543,160	[2]	2,979,132	[1]
Pension plan contribution payable	––		12,570
Note payable, related party	––		185,000
Related party payables	376,430	[2]	469,207
Note payable	185,000	[2]	––
Note payable-merchant	974,826		974,826
Total liabilities subject to compromise	5,079,416		4,620,735

Net liabilities of discontinued operations	$5,079,416		$4,366,872

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables was reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of December 31, 2017, $105,746 is included in accounts payable and accrued expenses as part of liabilities subject to compromise. See Note 17 for additional information and legal proceedings related to Mr. Engert.

[2]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, related party payables was reduced by $307,997, representing $185,000 in promissory notes, $119,270 in accrued compensation, and $3,727 in expense advances. As of May 14, 2018, $185,000 is reflected as a note payable, and $122,997 is included in accounts payable and accrued expenses as part of liabilities subject to compromise. In addition, accrued interest of $11,823 related to the promissory note was reclassified from related party to non-related party accrued interest, and is included in accounts payable and accrued expenses as part of liabilities subject to compromise. See Note 17 for additional information and legal proceedings related to Mr. Redmond.

Payroll taxes payable includes $296,959 and $283,058 in penalties, and $67,532 and $33,860 in interest, related to unpaid payroll taxes as of May 14, 2018, and December 31, 2017, respectively.

The results of the discontinued operations of RoxSan Pharmacy, Inc. are summarized as follows:

May 14, 2018

Revenue	$––
Cost of sales	––
Gross profit	––
Sales, marketing and pharmacy expenses	170,630
General and administrative expenses	586,993
Operating loss	(757,623)
Interest expense	(56,775)
Loss on disposal of equipment	(10,000)
Net loss from discontinued operations	$(824,398)

NOTE 16. SEGMENT REPORTING

The Company has the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Diagnostics/Corporate (DCS).  See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

.

	Remote Care Segment	Behavioral [1] Health Segment	Diagnostics/Corporate Segment	Consolidated Totals

September 30, 2018
Revenue	$9,399	$1,350	$––	$10,749
Gross profit (loss)	(6,108)	1,350	––	(4,758)
Operating loss	(277,261)	(144,218)	(4,786,223)	(5,207,702)
Depreciation and amortization	6,897	82,320	1,248	90,465
Interest expense	2,206	––	948,395	950,601
Gain on disposal of subsidiary	––	––	5,079,416	5,079,416
Gain on extinguishment of debt	––	––	22,931,148	22,931,148
Discount amortization	(370,000)	––	3,145,000	2,775,000
Total assets	915,652	467,007	11,906	1,394,565
Goodwill	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––

September 30, 2017
Revenue	$70,641	$––	$––	$70,641
Gross profit (loss)	(39,486)	––	––	(39,486)
Operating loss	(489,744)	(69,023)	(2,642,459)	(3,201,226)
Depreciation and amortization	5,752	45,733	1,248	52,733
Interest expense	597	––	712,913	713,510
Discount amortization	110,000	––	3,825,000	3,935,000
Total assets	941,523	576,767	23,308	1,541,598
Goodwill	785,060	––	––	785,060
Additions to property and equipment	––	––	––	––

[1]Behavioral Health Segment commenced March 22, 2017.

NOTE 17. LEGAL MATTERS

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

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition. The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase. The Company, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure. The discount was amortized over the term of the promissory note.

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2018, through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure.

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

NOTE: The following sections of this quarterly report and any further reference made to “the Company”, "we", "us", "our" and "Parallax " shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., unless otherwise indicated.

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

Formation of Parallax Behavioral Health, Inc.

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation.

On April 26, 2017, pursuant to a resolution of the Board of Directors, the Company, through its wholly-owned subsidiary, Parallax Behavioral Health, Inc., completed the asset acquisition of 100% of certain intellectual property (“Intellectual Property”) from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”). Pursuant to the ProEventa Agreement, the initial consideration for the Intellectual Property was paid to ProEventa in the form of a stock purchase agreement to purchase 2,500,000 shares of the Company’s common stock for $2,500, resulting in a net cost for the Intellectual Property of $622,500.  In addition, the Agreement included the following conditional contingent liabilities (the “Revenue Share and Royalties”):

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

Formation of Parallax Communications, Inc.

On September 20, 2018, the Company formed Parallax Communications, Inc, a Delaware corporation and wholly-owned subsidiary of Parallax Health Management, Inc.

Changes in Management

On December 29, 2016, Mr. John L. Ogden and Ms. Calli R. Bucci were elected to serve as members of the Company's board of directors.

On April 6, 2017, the Board elected Mr. J. Michael Redmond as Chairman, to serve until the Company’s next meeting, in accordance with the Company's bylaws, or a resignation is duly tendered.

Effective July 6, 2017, the Board of the Company caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, RoxSan Pharmacy, Inc. Pursuant to the Employment Agreement dated August 1, 2015, a resignation from the Board of the Company and its wholly-owned subsidiaries was tendered automatically.

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

Since the Company’s acquisition of RoxSan, the deleterious actions against the pharmacy by the former owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the former owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary IVF drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with comparably priced IVF drugs.  This, among other things, caused a precipitous drop in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the former owner and alleged criminal activities associated with the Melamed family name, despite the Company’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and in December 2017, the pharmacy ceased operations and closed the business location in Beverly Hills, CA; some residual operations were still ongoing during 2018 to wind down the business.

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.  As a result of the loss of financial control of RoxSan, the Company has derecognized the subsidiary as of September 30, 2018. The derecognition resulted in a gain of $5,079,416. The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

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

In addition, management engaged a third-party to perform a valuation of the pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  The Company, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range of as a conservative measure.  The discount was amortized over the term of the promissory note.

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

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.

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

Description of Business

Parallax Health Sciences, Inc. is an innovative digital healthcare company headquartered in Santa Monica, California. The Company’s principal focus is to build and expand an integrated digital healthcare network with products and services that can provide remote communication, diagnosis, treatment, and monitoring of patients on a proprietary platform. Parallax’s technology-enabled digital healthcare companies include:  Medical Diagnostics, Remote Health Care Services, and Behavioral Health Services. Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the Parallax value proposition as a whole.

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

PBH generates revenues primarily through licensing and subscription of the Intrinsic Code software and systems. As of September 30, 2018, the BHS segment had not yet begun full operations, generating limited test market sales.

●Diagnostics/Corporate

The Diagnostics/Corporate Segment supports the costs and operating expenses related to the continued development and exploitation of the Company's proprietary medical diagnostic and monitoring platform and processes, which remains the Company's primary focus. In addition, the Diagnostics/Corporate Segment provides management and administrative services to support the Company and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and corporate information technology and finance departments.

NOTE: The financial information of Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of September 30, 2018, the Company had total assets of $1,394,565 compared with total assets of $1,752,036 at December 31, 2017. The decrease in total assets of $357,471 is attributable to an increase in cash of $132, a decrease in accounts receivable, net of allowance for doubtful accounts of $3,275, a decrease in current assets held for sale of $51,961, a decrease in intangible assets of $10,000, $90,465 of amortization related to intangible assets, and a decrease in noncurrent assets held for sale of $201,902.

As of September 30, 2018, the Company had total liabilities of $6,129,031 compared with total liabilities of $28,930,119 at December 31, 2017. The decrease in total liabilities of $22,801,088 is attributable to a decrease in accounts payable and accrued expenses of $1,032,559, an increase in convertible notes payable of $500,000, an increase in related party payables of $150,822, a decrease in license fees payable of $480,000, an increase in royalties payable of $100,000, a decrease in unsecured notes payable of $95,975, an increase in related party convertible notes payable of $37,750, repayments of secured notes payable of $5,451, a decrease in unamortized discount of $3,145,000, a decrease in long-term secured promissory notes of $20,500,000, and a decrease in liabilities subject to compromise of $4,620,735.

Results of Operations

The three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$990	$30,139	$10,749	$70,641
Cost of sales	$5,230	$41,374	$15,507	$110,127
Gross profit (loss)	$(4,240)	$(11,235)	$(4,758)	$(39,486)
General and administrative expenses	$2,102,712	$2,319,992	$5,202,944	$3,161,740
Operating loss	$(2,106,952)	$(2,331,227)	$(5,207,702)	$(3,201,226)
Gain on disposal of subsidiary	$5,079,416	$––	$5,079,416	$––
Gain on extinguishment of debt	$22,931,148	$––	$22,931,148	$––
Discount amortization	$(35,000)	$(1,315,000)	$(2,775,000)	$(3,935,000)
Interest expense, net of income	$(231,490)	$(265,946)	$(950,601)	$(713,510)
Net income (loss) – continuing operations	$25,636,936	$(3,912,173)	$19,077,261	$(7,849,736)
Net income (loss) – discontinued operations	$93,773	$(794,440)	$(824,398)	$(2,721,269)
Net income (loss)	$25,730,709	$(4,706,613)	$18,252,863	$(10,121,005)

Revenue

Revenue in the amount of $990 for the three months ended September 30, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $540, and subscription fees related to its behavioral health services in the amount of $450.

Revenue in the amount of $30,139 for the three months ended September 30, 2017, consists of contract fees and equipment sales related to the Company’s remote health care systems .

Revenue in the amount of $10,749 for the nine months ended September 30, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $9,399, and subscription fees related to its behavioral health services in the amount of $1,350.

Revenue in the amount of $70,641 for the nine months ended September 30, 2017, consists of  contract fees and equipment sales related to the Company’s remote health care systems .

The Company’s behavioral health services segment had not yet begun full operations, generating limited test market sales.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

Cost of sales

Costs of sales in the amount of $5,230 for the three months ended September 30, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $41,374 for the three months ended September 30, 2017, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $15,507 for the nine months ended September 30, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $110,127 for the nine months ended September 30, 2017, consists of equipment and other costs related to the Company’s remote health care systems.

The Company’s behavioral health services segment had not yet begun full operations, generating limited test market sales.

The Company has not yet launched its major business activity, which is medical diagnostics and testing.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variance
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	3-month	9-month
Legal, accounting, and management services	$785,766	$119,250	$1,543,900	$320,522	$666,516	$1,223,378
Stock compensation/stock option amortization	1,069,561	2,004,101	3,103,390	2,177,608	(934,540)	925,782
Salaries and fees, and related taxes and benefits	137,056	152,654	224,581	550,432	(15,598)	(325,851)
Depreciation and amortization	29,821	30,154	90,465	52,733	(333)	37,732
Rent expense-office	16,800	2,037	53,557	6,111	14,763	47,446
Travel, meals and entertainment	15,238	2,426	42,244	19,562	12,812	22,682
Office supplies and miscellaneous expenses	48,470	9,370	144,807	34,772	39.100	110,035
Total general and administrative expenses	$2,102,712	$2,319,992	$5,202,944	$3,161,740	$(217,280)	$2,041,204

During the three months ended September 30, 2018, the Company incurred operating expenses totaling $2,102,712, compared with $2,319,922 for the three months ended September 30, 2017. The decrease in operating expenses of $217,280 is attributable to:

●an increase in legal, accounting and management fees of $666,516, due to an increase in legal fees of $351,958, which includes a $250,000 reserve established for future legal expenses; an increase in accounting and audit fees of $1,250; and an increase in management fees of $249,117 resulting from changes in management and allocation of managerial resources; and an increase in miscellaneous management fees of $64,191 resulting from an increase in consultants; and

●a decrease in stock compensation/stock option amortization of $934,540 primarily due to an increase in amortization expense of $97,511 resulting from stock options granted in the current period; a decrease in amortization expense of $270,851 resulting from stock options granted in prior years; a decrease in deferred stock compensation amortization of $173,116 resulting from stock awards granted in prior years; stock compensation of $187,500 for stock options exercised in the current period; and stock awards granted in the prior year resulting in a decrease in stock compensation expense of $775,584; and

●a decrease in salaries and fees, and related taxes and benefits of $15,598, primarily due to an increase in salaries of $45,014, a decrease in related payroll taxes of $5,604; a decrease in employee benefits of $19,753 resulting from changes in benefits; a decrease in penalties on unpaid payroll and state income taxes of $7,255; and a decrease in miscellaneous fees for outside services in the amount of $28,000 resulting from a cancellation of contracted services; and

●a decrease in depreciation and amortization of $333, primarily due to a minor difference in amortization expense; and

●an increase in rent expense of $14,763 due to a change in office space and allocation of office resources; and

●an increase in travel, meals and entertainment of $12,812, primarily due to an increase in travel costs of $7,950; and a decrease in meals and entertainment of $4,862; and

●an increase in office supplies and miscellaneous expenses of $39,100, due to an increase in automobile expenses of $12,984, bank charges of $1,522, computer and internet expenses of $5,353, product development costs of $11,383 related to the Company’s intellectual property rights; storage and moving costs of $3,169 primarily related to the relocation of corporate officers; telephone expense of $1,718 and other general office expenses of $2,971.

During the nine months ended September 30, 2018, the Company incurred operating expenses totaling $5,202,944, compared with $3,161,740 for the nine months ended September 30, 2017. The increase in operating expenses of $2,041,204 is attributable to:

●an increase in legal, accounting and management fees of $1,223,378, due to an increase in legal fees of $372,874, which includes a $250,000 reserve established for future legal expenses; a decrease  in accounting and audit fees of $150,386 due to a change in auditors, resulting in 2016 and 2017 audit fees charged in the prior period compared to only current year charges in the current period; and an increase in management fees of $880,199 resulting from changes in management and allocation of managerial resources; and an increase in miscellaneous management fees of $120,691 resulting from an increase in consultants; and

●an increase in stock compensation/stock option amortization of $925,782 primarily due to an increase in amortization expense of $277,874 resulting from stock options granted in the current period; a decrease in amortization expense of $329,071 resulting from stock options granted in prior years; an increase in deferred stock compensation amortization of $163,738 resulting from stock awards granted in prior years; an increase in stock compensation of $201,741 for stock options exercised in the current period; stock awards granted in the prior year resulting in a decrease in stock compensation expense of $765,000; and stock awards granted in the current year resulting in an increase in stock compensation expense of $1,376,500; and

●a decrease in salaries and fees, and related taxes and benefits of $325,851, primarily due to a decrease in salaries of $161,449, and related payroll taxes of $84,355, resulting from a reduction in staff; an increase in employee benefits of $7,444 resulting from changes in benefits; a decrease in penalties on unpaid payroll and state income taxes of $11,991; and a decrease in miscellaneous fees for outside services in the amount of $75,500 resulting from a cancellation of contracted services; and

●an increase in depreciation and amortization of $37,732, primarily due to  the acquisition of intangible assets, resulting in an increase in amortization expense; and

●an increase in rent expense of $47,446 due to a change in office space and allocation of office resources; and

●an increase in travel, meals and entertainment of $22,682, primarily due to an increase in travel costs of $705; and a decrease in meals and entertainment of $1,977; and an increase in relocation costs of $20,000; and

●an increase in office supplies and miscellaneous expenses of $110,035, due to an increase in automobile expenses of $12,918, computer and internet expenses of $8,337, product development costs of $50,419 related to the Company’s intellectual property rights; storage and moving costs of $29,059 primarily related to the relocation of corporate officers; telephone expense of $5,550; and other general office expenses of $3,752.

Net Loss

During the nine months ended September 30, 2018, the Company generated net income from continuing operations of $19,077,261, compared with a net loss of $7,849,736 for the nine months ended September 30, 2017. The increase in net income of $26,926,997 is primarily attributable to a decrease in revenue of $59,892, a decrease in in cost of goods sold of $94,620, an increase in general and administrative expenses of $2,041,204, a gain on the disposal of subsidiary of $5,079,416, a gain on the extinguishment of debt of $22,931,148, a decrease in discount amortization of $1,160,000; and an increase in interest expense of $237,091.

Net Loss

During the nine months ended September 30, 2018, the Company generated net income of $7,494,356, compared with a net loss of $7,849,736 for the nine months ended September 30, 2017. The increase in net income of $15,344,092 is primarily attributable to a decrease in revenue of $59,892, a decrease in in cost of goods sold of $94,620, an increase in general and administrative expenses of $1,962,956, a gain on the disposal of subsidiary of $5,079,416, a gain on the extinguishment of debt of $152,867, a decrease in discount amortization of $1,160,000; and an increase in interest expense of $236,905.

Liquidity and Capital Resources

Working Capital			Increase
	At September 30, 2018	At December 31, 2017	(Decrease)
Current Assets	$315	$3,458	$(3,143)
Current Liabilities	4,037,238	4,418,915	(381,677)
Working Capital (Deficit)	$(4,036,923)	$(4,415,457)	$378,534

As of September 30, 2018, the Company had cash in the amount of $39,277 compared to $183 as of December 31, 2017.

The Company had a working capital deficit of $4,036,923 as of September 30, 2018, compared to a working capital deficit of $4,415,457 as of December 31, 2017. The decrease in working capital deficit of $378,534 is primarily attributable to an increase in cash of $132, a decrease in accounts receivable, net of allowance, of $3,275, a decrease in current assets held for sale of $51,961, a decrease in accounts payable and accrued expenses of $1,032,559, proceeds from convertible promissory notes of $825,000, repayments of convertible promissory notes of $50,000; conversion of convertible promissory notes of $275,000, and an increase in related party payables of $150,882.

Cash Flows	For the nine months ended		Increase
	September 30, 2018	September 30, 2017	(Decrease)
Net cash used by operating activities	$(286,269)	$(1,102,287)	$816,018)
Net cash used by investing activities	––	––	––
Net cash used by financing activities	1,110,799	1,092,377	18,422
Net cash provided by continuing operations	824,530	(9,910)	834,440
Net cash used by discontinued operations	(824,398)	(38,334)	(786,064,	)
Increase (decrease) in cash	$132	$(48,224)	$48,376

Cash Flows from Operating Activities

During the nine months ended September 30, 2018, the Company used $286,269 of cash flow for operating activities compared with $1,102,287 for the nine months ended September 30, 2017. The increase in cash used by operating activities of $816,018 is primarily attributable to an increase in the net income of $26,926,997; increases in depreciation and amortization of $37,732, stock compensation/stock option amortization of $925,782, allowance for bad debt of $236; a decrease in discount amortization of $1,160,000; a gain on the disposal of subsidiary of $5,079,416, a gain on the extinguishment of debt of $22,931,148; increases in the changes in in accounts receivable of $10,872, employee advances of $2,000, accounts payable and accrued expenses of $962,963, and related party payables of $1122,690; and a decrease in the changes in prepaid expenses of $2,690.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, and September 30, 2017, the Company used no cash flow for investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, the Company was provided with $1,110,799 of cash flow from financing activities, compared with $1,092,377 for the nine months ended September 30, 2017.  The increase in cash flows provided by financing activities of $18,422 is attributable to a decrease in repayments of notes payable of $52,172; an increase in proceeds from convertible notes payable of $129,000; an increase in repayments of convertible notes payable of $50,000; a decrease in proceeds form related party convertible notes payable of $300,000, a decrease in proceeds from the issuance of preferred stock of $150,000, and an increase in proceeds from the issuance of common stock of $37,250.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale of prescription pharmaceuticals, and its remote healthcare sales and services.

During the nine months ended September 30, 2018, the Company received $341,250 in funds from the issuance of preferred and common shares or other equity instruments, compared to $154,000 during the nine months ended September 30, 2017.

As of September 30, 2018, related parties are due a total of $1,409,299, consisting of $607,092 in accrued compensation owed to officers; $172,647 in cash advances from officers and beneficial owners to the Company for operating expenses; and $628,850 in convertible promissory notes.

During the nine months ended September 30, 2018, interest on related party notes payable in the amount of $44,814 was expensed, of which $798 was paid to the note holders in cash, and $37,750 was converted to principal.  As of September 30, 2018, a total of $86,123 in interest has been accrued.

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

On or about August 1, 2018, the Company established a private placement equity offering for the purchase of Series C convertible preferred stock (the “Series C Shares”).  The offering provides for, among other thing, the purchase of Series C Shares at a price of $5.00 per share, with a minimum unit of 20,000 shares, or $100,000.  All Series C Shares are convertible into common stock under the following terms: if converted in the first year, the Series C Shares are convertible into common stock at a conversion rate of $0.12 per share, or a ratio of 41.67 shares of common stock for each Series C Share held (41.67:1) (“Conversion Ratio”).  The shares also include warrants to purchase common stock for a period of 3 years at an exercise price of $0.25 per share, the number of warrants of which is determined at 50% of the prevailing Conversion Ratio. The holders of Series C Shares will be entitled, but not obligated, to convert any or all of their Series C Shares including accrued dividends into the following at the lower of either $0.12 per share or a 33% discount; (a) the company’s next primary offering or (b) any new equity linked financing within the next 24 months of the closing date of the offering.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $15,308,717, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Included in the Acquisition Agreement for RoxSan Pharmacy, Inc., and as part of the negotiated purchase price, were representations and warranties made by the former owner involving certain primary revenue streams and related contracts.  Shortly after the closing, however, management discovered that these representations were substantially inaccurate and/or completely false. These inaccuracies, and the improper disclosures and/or omissions made by the former owner during negotiations, would have significantly affected the purchase price and related note payable issued under the Acquisition Agreement. Management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20,500,000 does not fairly represent the fair market value at the date of purchase.  The Company, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.  The discount was amortized over thirty-six (36) months.

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

As of September 30, 2018, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended September 30, 2018, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  The Company, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.  The discount was amortized over the term of the promissory note.

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

On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000.

In August 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $44,000.

On August 10, 2018, in connection with the Company’s Series C Convertible Preferred Stock (“Series C Shares”) equity offering, an accredited investor was issued 20,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $100,000.

On August 11, 2018, in connection with the Company’s Series C Shares equity offering, an accredited investor was issued 40,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $200,000.

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

On September 28 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000.

On September 30, 2018, in connection with certain convertible debt in the amount of $50,000, the Company issued 625,000 shares of its restricted common stock at a conversion rate of $0.08 per share.  As a result, $49,375 was recorded to paid in capital.

On September 30, 2018, in connection with the Company’s Series C Shares equity offering, three officers of the Company were issued an aggregate of 90,000 Series C Shares at a price of $5.00 per share, in exchange for debt in the principal sum of $450,000.

For additional information on the Company’s Series C Convertible Preferred Stock equity offering, please refer to the section Future Financing, contained within Part I, Item 2 of this report.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: November 14, 2018	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

Dated: November 14, 2018	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer