Form 10-Q/A
period 2018-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2019-03-11
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A #2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-Q/A for the quarterly period ending September 30, 2018, is being filed solely to correct the previously furnished Interactive Data files as Exhibit 101, so the files render properly, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on November 14, 2018.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: March 11, 2019	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

Dated: March 11, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer