Form 10-K
period 2018-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2019-04-01
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

☐

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

165,033,141 common shares issued and outstanding as of March 29, 2019

PART I

ITEM 1.BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or the future financial performance of Parallax Health Sciences, Inc. (“Parallax” or the “Company”), and include statements made by the Company regarding insurance reimbursements, state licenses, product development and obtaining FDA clearances. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors” that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “Common Stock” refer to the common shares; and “Preferred Stock” refer to the preferred shares; of the Company’s capital stock.

As used in this annual report, the terms “the Company”, “we”, “us”, “our”, and “Parallax” shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc. unless otherwise indicated. The Company’s former wholly-owned subsidiary, RoxSan Pharmacy, Inc., was derecognized effective May 14, 2018. (See “RoxSan Pharmacy” and “Legal Proceedings” sections contained within this annual report.)

CORPORATE OVERVIEW

Parallax Health Sciences, Inc. is an outcome driven, integrated digital healthcare company delivering scalable connected products, services and actionable data on an interoperable platform.  The Company’s principal mission is to deliver solutions that empower patients, reduce costs and improve the quality of care through patented leading-edge technologies.

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is (310) 899-4442.

The Company’s websites are at www.parallaxcare.com, www.parallaxhealthsciences.com, www.parallaxhealthmanagement.com, and www.parallaxdiagnostics.com.

Parallax is a fully reporting company with its stock traded on the OTCQB Markets under the symbol “PRLX” (OTCQB.PRLX).

CORPORATE HISTORY

Formation and Development

The Company was incorporated in the State of Nevada on July 6, 2005.  On November 1, 2012, the Company, formerly Endeavor Power Corporation, and its wholly-owned subsidiary, Endeavor Holdings, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Parallax Diagnostics, Inc., a Nevada corporation, whereby Parallax Diagnostics became a wholly-owned subsidiary.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc.

The Parallax business was founded on the Company’s Point-of-Care diagnostic business, Parallax Diagnostics, Inc., in 2010, when the Company acquired the right, title, and interest, through an exclusive license with Montecito BioSciences, Ltd. (“MBS”), to develop, manufacture and commercialize the Target System, an FDA-cleared 2 desktop point-of-care immunoassay diagnostic testing system. Concurrently, through an Assignment Agreement with MBS, the Company acquired the right, title, and interest to twenty-five (25) FDA-cleared 2 tests in the area of infectious disease, medical conditions, drugs of abuse, cardiac and pregnancy, that are designed to be utilized with the Target System.

2FDA 510(k) clearances do not expire. For additional information on FDA clearance and 510(k) requirements, see “FDA Clearances and Approvals” section.

On August 31, 2016, the Company entered into an agreement with Qolpom®, Inc., an Arizona corporation in the remote healthcare monitoring and telehealth business (“Qolpom®”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property.  The agreement was fully executed and the transaction was completed on September 20, 2016. The consideration for the acquisition resulted in a fair market value of $290,000, and goodwill of $785,060.  In addition, the agreement included contingent royalties and revenue sharing for future revenues generated from the Qolpom® technology. The Qolpom® name was later changed to Parallax Health Management, Inc. (“PHM”).

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation, and on April 26, 2017, completed the asset acquisition of 100% of certain intellectual property (“Intellectual Property”) from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”). Pursuant to the ProEventa Agreement, the initial consideration for the Intellectual Property was paid to ProEventa in the form of a stock purchase agreement to purchase 2,500,000 shares of the Company’s Common Stock for $2,500, resulting in a net cost for the Intellectual Property of $622,500.  In addition, the Agreement included conditional contingent royalties and revenue sharing for future revenues generated from the Intellectual Property.

On September 20, 2018, the Company formed Parallax Communications, Inc, a Delaware corporation and wholly-owned subsidiary of Parallax Health Management, Inc.

Changes in Management

On April 6, 2017, the Company’s board of directors (the “Board”) elected Mr. J. Michael Redmond as Chairman, to serve until the next annual meeting of the shareholders, in accordance with the Company’s bylaws, and/or until his successor is duly appointed, or a resignation is duly tendered.

Effective July 6, 2017, the Board caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company and RoxSan Pharmacy, Inc.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Board and the Boards of the Company’s wholly-owned subsidiaries, Parallax Health Management, Inc. and Parallax Behavioral Health, Inc.

On July 26, 2017, Mr. Jorn Gorlach resigned as a member of the Board.  This resignation did not involve any disagreements with the Company.

On June 4, 2018, Mr. Anand Kumar resigned as a member of the Board.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeded him, and agreed to serve as a member of the Board until the next annual meeting of the shareholders and/or until his successor is duly appointed.

RoxSan Pharmacy

In 2013, the Company identified an opportunity to acquire RoxSan Pharmacy, Inc. (“RoxSan”), a California corporation, and began the due diligence process. The Company’s initial interest centered on utilizing the acquisition as a means of accelerating the commercialization of the Company’s Target System and diagnostic platform, as RoxSan had access to a nationwide network of doctors and sales representatives.  During the due diligence process, the Company became aware of numerous opportunities that RoxSan and its markets represented.

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

On August 13, 2015, (the “Closing Date”), pursuant to a resolution of the Board, the Company entered into an Agreement to Purchase and Sell One Hundred Percent of the Issued and Outstanding Shares of RoxSan Pharmacy, Inc. (“RoxSan” or the “Pharmacy”), and its Assets and Inventory (the “Purchase Agreement”).  Pursuant to the Purchase Agreement between Parallax, RoxSan and its sole shareholder, Shahla Melamed (the “Seller” or “Melamed” or “Former Owner”), in exchange for 100% of RoxSan's common stock, and its assets and inventory, Parallax, among other things, issued the Seller a Secured Promissory Note (the “Note”) dated August 13, 2015, in the amount of $20.5 million (the “Acquisition”).  The Note bore interest at a rate of 6% per annum, and matured August 13, 2018 (“Maturity”).  the Company is seeking a reduction in the Purchase Price and related promissory note (See ITEM 3. LEGAL PROCEEDINGS section).  As a result of the Acquisition, effective August 13, 2015, RoxSan became a wholly-owned subsidiary of Parallax. No change in control occurred as a result of the Acquisition.

In connection with the Acquisition, the Company entered into an Employment Agreement (the “Employment Agreement”) with the Seller.  Under the Employment Agreement, Melamed agreed to provide exclusive consulting services to RoxSan in the areas of public relations and marketing for a term of four (4) years. On March 4, 2016, the Company terminated the Employment Agreement in accordance with paragraph 3.2 Termination for Cause.  The termination was the result of, among other things, Melamed's breaches in the Agreement, which were substantiated by an investigation conducted by an employment law firm retained by RoxSan.  Under the terms of the Agreement, no financial obligation resulted in the termination.

Since Parallax’s acquisition of RoxSan, the deleterious actions against the pharmacy by the Former Owner, including, among other things, interference with management and operations, and attempts to damage and/or divert customer and vendor relationships, had a significant adverse impact on the pharmacy. Furthermore, the discovery of the Former Owner’s alleged involvement in suspected insurance fraud caused RoxSan’s contract with its primary IVF drug rebate program to be terminated in August 2016. As a result, RoxSan was no longer eligible to receive incentive rebates for the majority of its IVF drug purchases, which were key to the profitability of the IVF drug sales; and for which without the rebates, RoxSan was unable to provide its customers with competitively priced IVF drugs.  This, among other things, caused a precipitous drop in RoxSan’s IVF revenues, and ultimate exit from the IVF market in mid-2017.  Soon thereafter, in July 2017, RoxSan’s contract with its primary drug supplier was terminated for similar reasons connected to the Former Owner and alleged criminal activities associated with the Melamed family name, despite Parallax’s new ownership and management. After careful consideration, the Company determined that RoxSan was unable to generate enough profits to sustain its pharmacy business, and in December 2017, the pharmacy ceased operations and closed the business location in Beverly Hills, CA; some residual operations were still ongoing during 2018 to wind down the business.

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Court”).  Mr. Timothy Yoo was appointed trustee (“Trustee”) on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to Parallax.  The Chapter 7 bankruptcy proceeding by RoxSan Pharmacy, Inc. was fully discharged and the case was closed on March 13, 2019 in U.S. Bankruptcy Court, Central District of California.

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable.  The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability.

As a result of the loss of financial control of RoxSan, the Company derecognized the subsidiary as of September 30, 2018. The derecognition resulted in a gain of $4,478,268. The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

DESCRIPTION OF BUSINESS

Overview

The Company’s principal focus is on personalized patient care through remote healthcare services, behavioral health systems, and Point-of-Care diagnostic testing.  Parallax’s current family of companies [1] that serve as the foundation for its cross-over business model of operations include:

•Parallax Diagnostics, Inc. (“Parallax Diagnostics” or “PDI”) acquired a proprietary Point-of-Care diagnostic immunoassay testing platform and 25 test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions.

•Parallax Health Management, Inc. (“PHM”) develops remote patient monitoring (“RPM”) and telehealth market products and services, and commercializes them, including the Fotodigm® proprietary platform which allows for systems integration with a number of third-party services and solutions.

•Parallax Behavioral Health, Inc. (“PBH”) acquired the intellectual property known as REBOOT™, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies, as well as the Intrinsic Code™ technology, a software platform specifically designed to improve health treatment outcomes through cloud-based and mobile behavioral technology systems that enable its users and user groups to more effectively achieve goals within a prescribed timeline.

[1]During 2017, Parallax’s operations included RoxSan Pharmacy, Inc.  However, the pharmacy ceased operations in December 2017, and the Company derecognized the subsidiary effective May 2018. (see Corporate History and Legal Proceedings).

Parallax Care™

The Company envisions a world where healthcare is accessible, reliable and affordable, without compromising quality and economics of the healthcare industry.  Driven by a sincere desire to make people’s lives better and push back on the healthcare industry’s crippling economic outlook, the Parallax Care™ platform was created; the Company’s design is for “outcomes realized through intelligent health.”

The Parallax Care™ system facilitates cost-effective remote diagnosis, treatment and monitoring of patients with chronic diseases. Parallax’s integrated products and services provide Point-of-Care (“POC”) patient testing and monitoring, along with information communicated via cloud-based mobile smartphone applications that are agnostic as to operating systems and utilize sophisticated data analytics. Information is retrieved in real-time by physicians and other healthcare professionals and is integrated into electronic health records.  The Company’s digital products and services capitalize on the transformation of healthcare to provide improved compliance, diagnosis, monitoring and support to patients, along with cost savings and efficiencies to healthcare systems.

Parallax Care™ encompasses three separate divisions that can operate independently of one another, or integrate services to meet the various needs of the Company’s clientele: Optimized Outcomes, Connected Health and Smart Data.

Optimized Outcomes	REBOOT™ / COMPASS™ Behavioral modification
Connected Health	Fotodigm® platform Remote patient monitoring, telehealth, and POC diagnostic testing
Smart Data	Intrinsic Code™ technology Actionable insights to behavior modification

Each of the Company’s divisions target a separate vertical market that complement each other and the Company value proposition. In addition, the synergistic operational cross-over affords the Company the ability to use built-in economies of scale across multiple operating platforms.

The Company believes that the solutions lay in the empowerment of the patient, the payer and the provider; creating a model of healthcare that aligns all three interests and creates a singular goal of better health outcomes, at reduced cost.  The Parallax Care™ platform involves these areas of focus:

•Behavioral Modification

The Company believes in working to empower the patient to modify their behavior through personal empowerment. The Company has developed and designed a revolutionary technology that will aid in the challenges of behavior modification, and improve adherence to medical regimens, which can lead to lower costs and better health.

REBOOT™, the Company’s patented cloud-based behavioral software technology, along with COMPASS™, the Company’s mobile application that incorporates REBOOT™ with unique mobile phone features, and WIZARD™, which supports scalability of the REBOOT™/COMPASS™ platform, was developed by behavioral specialists at Grafton Integrated Health Network, a multistate behavioral healthcare organization with over 60 years of clinical experience and data in behavioral health.

•Connected Health

Continually increasing healthcare costs, difficulty accessing care, and a greater need for convenience, are driving consumers to demand more value out of their healthcare dollar and seek care that meets their needs and preferences. The market is responding to this growing demand, and non-traditional care models are rapidly expanding, such as:

•Traditional providers (e.g., office-based primary care physicians (PCPs) and specialists, hospitals) are partnering with non-traditional care providers to expand reach.

•New parties, such as consumer product and technology companies, are entering this billion-dollar market.

•Non-traditional care models have the opportunity to complement traditional care models to help improve access and affordability, and to deliver a more personalized healthcare experience.

To meet these changing demands, the Company has developed Fotodigm®, the Company’s proprietary connected health platform that provides remote patient monitoring, telehealth, POC diagnostics and health education products and services on a single platform.  Currently in its beta stage, Fotodigm® has the capability for systems integration of an unlimited number of third-party services and solutions. The Company is continuing the Fotodigm® beta stage to test economic models and delivery modalities in preparation for large-scale deployment of the Fotodigm® platform.  The Fotodigm® platform is based on the following:

•Telehealth/Remote Patient Monitoring

•Improves digital connectivity among consumers, providers, health plans, and life sciences companies.

•Facilitates self-managed care, with the help of technology-enabled solutions.

•Provides a secure environment that protects consumer privacy.

•Delivers care outside the traditional clinical setting, potentially providing better access to care at a lower cost.

•Assists chronic disease management and improves population health outcomes.

•Empowers patients by providing a cost-effective tool that connects them with their doctors.

•Empowers doctors with improved patient scheduling flexibility and timely communications.

•Provides hospitals with a tool to address the problem and economic hardship caused by readmissions.

•Provides a virtual management tool for chronic disease management.

•Target System

•Allows doctors to test patients in their office.

•Requires only a one-time learning process to perform all tests.

•Delivers test results in 12 minutes or less.

•Provides patients with important information at the time of testing.

•Costs less than outside lab-based tests, allowing for a reduction in payer costs and patient co-pays.

•Allows doctors to earn additional revenue that they cannot participate in with outside labs and testing not performed in their offices.

•Patients can test from their homes and transmit data to doctors.

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

The Company has developed, acquired and licensed multiple proprietary and exclusive platforms that provide services and products, across the healthcare continuum.  These platforms are designed to allow for multiple points of reciprocal consideration, through innovative business models, that provide patients with increased quality of services and products, at reduced cost of time and money.  They also provide healthcare providers with increased access to their patients, the ability to deliver better and more efficient service and increase their income from the services they supply.  The Company believes the Parallax Care™ system will deliver solutions to problems of health and economics, while providing essential actionable data to pharmaceutical firms, payers and healthcare providers, through our:

•Patented behavioral machine learning technology;

•Patented POC diagnostic testing technology;

•Patent-pending interoperable connected health platform targeting two of healthcare’s biggest problems that, combined, address markets that represent over $1 trillion in costs 3:

•Medical nonadherence

•Chronic disease management; and

•Smart Data delivered through enhanced patient/disease stratification, in combination with dynamic behavioral data, relating to adherence to pharmacologic and medical therapy regimens designed to:

•help patient outcomes

•reduce the cost of care associated with nonadherence

•deliver actionable data.

Cognitive AI

The Company is working with partners that have developed a cognitive artificial intelligence, (“Cognitive AI”) agent architecture with the interaction of emotion, motivation and cognition of situated agents, mainly based on the Psi theory of Dietrich Dörner. The Psi theory addresses emotion, perception, representation and bounded rationality, but being formulated within psychology, has had relatively little impact on the discussion of agents within computer science. Cognitive AI is a formulation of the original theory in a more abstract and formal way, at the same time enhancing it with additional concepts for memory, building of ontological categories and attention.

Big Data Opportunity

The Company’s real-time data generated from patient-users can be stripped to protect the specific patient-user identity and exchanged for historical data with Center for Disease Control, (“CDC”), National Institute of Health, (“NIH”), various universities and others to provide valuable empirical health related information to the Company’s patient-users using Cognitive AI provided by the Company’s partners and coordinated through various electronic health record organizations for which the Company is agnostic.  This empirical data when it becomes available on the Company’s outcomes optimization based platform will become a valuable tool for determining predictive and supportive diagnostics to its patient-users.

The Company’s endeavors to change the healthcare industry are strengthened by providing solutions to real problems facing healthcare stakeholders today. The Company’s products and services have been developed, and are continuing to be developed, to address these issues now. The Company’s models include revenue from, and are compatible with, both the traditional reimbursement through payers, and the new performance-based compensation and financial incentive for the adoption of healthy, preventative behavior.

The Cross-Over and Cross-Pollination Model

The Company’s business model is built on identifying opportunities represented by one market vertical that provides for a separate vertical to utilize one or more of the Company’s core operations. Although the multiple operations of Parallax Care™ are focused in separate vertical markets, the Company has designed its business model to allow for cross-pollination and reciprocal transfer of value at multiple points in their respective economic food chains.

As an example of the Company’s cross-over and cross-pollination model, each of the Company’s divisions can support each other:

•The Optimized Outcomes division can provide a range of after-care products and services.

•The Connected Health division can offer telehealth and remote patient monitoring, and POC testing and diagnostics services directly to the doctors and patients.

•The Smart Data division can offer the Company’s software and Intrinsic Code™ technology systems to the Parallax clientele.

3 https://www.milkeninstitute.org/publications/view/910

The Company believes that the current healthcare system is built on unsustainable models and significant challenges for all the stakeholders in the healthcare system. The Company also believes that it can deliver solutions which fill a void in the current market for high quality, high efficacy products and services delivered at reasonable and rational prices. The Company’s business strategy is to expand through organic growth, selective synergistic acquisition, and develop, license and/or acquire, quality products and or services that complement the Parallax Care™ systems.

Products and Services

Parallax believes that its products and services can provide solutions that mitigate rising costs, reduce waste in spending through transparency, reduce the amount of unnecessary services, and increase the health and wellness of patients before they are sick.

Remote healthcare products include patent pending software and mobile apps (to be available for iPhone on Apple App Play Store and Android on Google Play)  and other services, as well as electronic kits and devices from third-party licensed platforms that are designated towards a patient’s primary health concern (i.e. diabetes, blood pressure, cardiovascular, general monitoring, etc.), and offer both audio and video options that interface with the patient’s healthcare providers.  Prescription medication dosage monitoring is also available.

Behavioral health products include the proprietary behavioral health technology, REBOOT™, which powers decision support that can also be delivered securely to any internet connected device.  The software can be used by an individual or an organization of any size, with the potential to transform the cost of treating and managing chronic illnesses such as pulmonary-COPD-asthma, diabetes, and cardiovascular disease by effecting the modification of behavior in patients being treated for these chronic diseases.

Diagnostics products include the Target System, the Company’s proprietary POC diagnostic immunoassay testing platform and test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions. The Target System will allow doctors to test patients in their office, with test results delivered in 10 minutes or less.  This allows patients to be provided with important information at the time of testing. The costs of the Target System are less than outside lab-based tests, benefiting both payers and patients.  In addition, doctors will be able to generate additional revenue that would normally be paid to an outside laboratory, and patients can even perform test from their homes, with results transmitted directly to their doctor.

Through the development and design of the Fotodigm® platform, the Company’s telehealth, RPM and POC products and services are interoperable and interchangeable with any FDA cleared/approved medical device, providing ease of use and connectivity between patient and doctor.  The advancement in the Company’s technology is strengthened by the ability to scale its products to meet the demands of both individuals and large groups alike.

Targeted Problems

Medication Nonadherence

Medication nonadherence is a priority public health consideration, affecting health outcomes and overall healthcare costs on a worldwide basis. Increasing adherence to medical regimens leads to better health outcomes in chronic disease and reduces the overall costs to the patient, payer and all of the stakeholders across the healthcare continuum.

Nonadherence to medication regimen in chronic disease management is the cause of 4:

•$300 billion in avoidable costs to the U.S. healthcare system annually;

•125,000 premature deaths in the U.S. annually.

Research from the World Health Organization 5 has shown that better adherence to antihypertensive treatment could prevent 89,000 deaths each year in the U.S., with a projected savings of $106 billion a year.

Chronic Disease Management

Chronic diseases are on the rise in the U.S., leaving healthcare payers with the challenge of covering care for patients with these expensive, long-term conditions.  Healthcare spending reached a total of $3.2 trillion in 2015, based upon estimates from the Center for Medicare Services (“CMS”).  Spending is expected to grow at an average of 5.5% through 2025, with chronic disease treatment comprising a major portion of that spending.

Based on the latest data from the Center for Disease Control (“CDC”), the top 8 most expensive chronic diseases for healthcare payers to treat are:

•Cardiovascular Disease

Cardiovascular disease (“CVD”) in the U.S. total $317 billion per year, split between $193.7 billion in direct medical costs and $123.5 billion in lost productivity. An adult in the U.S dies from CVD related health conditions every 40 seconds, with CVD deaths accounting for 31% of all U.S. deaths each year.

4 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC3234383/#B8

5 https://www.who.int/chp/knowledge/publications/adherence_report/en/

•Smoking-Related Health Issues

The estimated costs for smoking-related health issues in the U.S. total over $300 billion per year, split between direct healthcare expenses of $170 billion and indirect costs of roughly $156 billion.

•Alcohol-Related Health Issues

In 2010, excessive alcohol use cost the U.S. economy $249 billion, or roughly $2.05 per drink. Alcohol-related deaths totaled 88,000 people per year, and shortened the lives of working adults by an average of 30 years.

•Diabetes

As one of the most prevalent chronic conditions in healthcare, diabetes care costs reached $245 billion in 2016. Seventy-one percent of diabetes treatment costs ($176 billion) were related to direct healthcare expenses. That equates to 20 percent of U.S. healthcare spending.

•Cancer

According to the latest estimates from the CDC and the National Cancer Institute, cancer care costs are roughly $171 billion a year due to healthcare inflation over previous decades.

•Obesity

The United States spends $147 billion on healthcare related to obesity, and roughly $117 billion on costs related to inadequate physical activity. In 2006, healthcare costs for obese patients were $1,429 higher than patients at a normal weight. Obesity is implicated in the development or worsening of many other chronic conditions, including diabetes and cardiovascular disease.

•Arthritis

The total cost of arthritis in the U.S. was an estimated $128 billion, split between $81 billion in direct medical expenses and $47 billion in related losses of productivity and care management.  Arthritis affects 23 percent of adults in the U.S., or 54 million people, and is expected to rise to 78 million cases by 2040. Arthritis also occurs with other chronic conditions, as many patients are unsure on how to manage their own symptoms.

•Strokes

On its own, strokes in the U.S. create medical expenses of $33 billion annually and accounts for 1 out of 20 deaths in the country, or an estimated 130,000 deaths per year.

These nonadherence and chronic disease numbers are daunting in the best of conditions, but the reality is that the sheer volume of U.S. citizens reaching the age of 60 will impact the cost trajectory. The projected financial impact is not sustainable under the current healthcare system.

Management

Parallax is led by experienced veterans with backgrounds from the healthcare, medical devices, drug development, technology, FDA regulatory, medical insurance billing and patient management, finance and management of early stage and high growth companies. The Company’s disciplined and organized approach is balanced by its optimism for the future, and the opportunities present in the current healthcare market. The Parallax team is grounded in a belief that success in business is built on a combination of research, planning and execution.

At Parallax, management continually strives to identify solutions to the challenges facing the current healthcare system.  The Company and its management team of professionals are committed to delivering the highest quality products and services to patients, payers, healthcare insurers and stakeholders that are accessible and reasonable, and are built upon sound business models and economics that are designed to provide for sustainable growth and increased value to the Company’s shareholders.

TARGET SYSTEM and DIAGNOSTIC TESTING PLATFORM

Overview

Parallax continues its focus on Point-of-Care diagnostics, with an emphasis on its Target System testing platform and novel applications that detect and/or monitor infectious diseases, cardiac markers and drug of abuse assays.  The Company holds exclusive licenses, in perpetuity, to a line of proprietary, patented and/or patent-pending, FDA-cleared, Point-of-Care diagnostic tests to be utilized with its single platform diagnostic testing Target System.  Parallax, with its products and products in development, offers the potential to transform the diagnostic landscape by transitioning critical tests from the centralized lab directly to the hands of the physician or clinicians.

The Company continues to pursue viable opportunities for the commercialization of its product.  Additionally, the Company has sought to identify strategies that would make its proposition more valuable and competitive.  The Company has made the strategic decision to keep the POC diagnostics product line off the market, and has spent the last few years prosecuting its patents. The Company has been issued patents on core technology of its technology for its Target System.  In 2014, 2015 and 2017, the Company and its license partner, Montecito BioSciences, Ltd. (“MBS”), received patents on its mobile testing platform in conjunction with its Target System cartridges in the United States, China, Hong Kong, Macao, and India. To this end, the Company has pursued patents around its foundational technology and the SPARKS Mobile diagnostic reader. The Company also has a technology that was previously cleared by the FDA technology that is being used as a platform for a test that will detect CD4 and CD8 cells which in turn determine a patient’s immune status.

Target System Product Strategy

In recent years, there has been a continuing shift from the use of laboratory-based analyzers to point-of-care (“POC”) tests that can be performed in a matter of minutes. Unlike the centralized clinical laboratory segment of the diagnostic market, which is mature and highly competitive, the POC market is still in its relatively early stages. According to the recent worldwide research reports, however, such as the 2010 Worldwide IVD Market, by the research firm Kalorama Information, the growth rate of the POC market continues to rise. Although certain simple, single analyte diagnostic tests have been developed, such tests have remained incapable of precise and highly sensitive quantitative measurements. As a result, medical tests that require precise quantitation of the target analyte have remained the domain of immunoassay analyzers in the centralized laboratory.

Point-of-Care diagnostic kits typically consist of test strips that the healthcare provider applies a patient’s sample to and then reads the strip either visually or with an instrument in order to determine a result.  They are simple to use, fast, disposable and reliable within an acceptable range. More sensitive analytes or tests requiring quantitative analysis and definitive antibody screening needed in most situations, must be sent out to a diagnostic lab, and hours or days later results arrive. These tests are comparatively complex, expensive, and time consuming; only centralized diagnostic facilities can manage sample handling and the cost of instruments and reagents.  A POC instrument that has the advantage of a test strip device in terms of ease of use and rapid results along with enzyme-linked immunosorbent assay (ELISA)-like capabilities for major diseases would circumscribe diagnosis routinely within the course of a patient visit. This could disrupt the current model.  The Company is planning to develop just such a device that it intends to sell to doctors and healthcare providers.

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

The Target System (the VT-1000 Desktop Analyzer, the Target Antigen Detection Cartridge and associated reagents) technology addresses these limitations by applying sophisticated immunochemical and optical methods to detect and quantify analytes present in various human specimens, including blood, urine, and feces. Data indicates that sensitivity will be comparable to expensive and complicated laboratory-based analyzers. The Company believes that there is market potential for advanced POC diagnostic products that provide quick and accurate diagnosis during a patient visit, shortening the decision time to medical intervention and minimizing the need for additional patient follow-up, thereby reducing overall healthcare delivery costs.

The Company also believes that there is growth opportunity for the exploitation of its Target System platform in developing nations and regions such as Africa, India, South America, Eastern Europe, Russia and Asia as well as developed markets of North America and Western Europe. One of the first initiatives to be developed for this market will combine the Company’s SPARKS Mobile (a portable hand-held diagnostic analyzer based on the VT-1000 Desktop Analyzer), currently in development, with a test for the monitoring of AIDS/TB patients through the use of a proprietary rapid point-of-care immunoassay CD4-CD8 test called PROMISE CD4, also in development.

The Diagnostics Products

The Company’s assets include a FDA-cleared VT-1000 Desktop Analyzer and more than two dozen FDA 510(k) cleared diagnostic tests.  The Desktop Analyzer and immunoassay system incorporates a flow-through rapid antigen test platform configuration that has the ability to produce high-performance quantitative blood test results with the ease of rapid qualitative diagnostic strips.  The Company has patents and patent applications related to its current and future products, as well as methods for future test development. The Target VT-1000 Desktop Analyzer is ideally suited for rapid development and commercialization of all new tests that may be introduced.

VT-1000 Desktop Analyzer: Quantitative and Qualitative Immunoassay

The Company’sVT-1000 Desktop Analyzer is FDA-cleared and is capable of rapidly detecting qualitative and quantitative data for its FDA-cleared Target Platform tests.  The VT-1000 Desktop Analyzer is used for all Target Platform Tests, allowing for clinical personnel to be trained once and also gives consistent results for either qualitative or quantitative testing. The Company plans to develop the SPARKS Mobile, a hand-held analyzer unit, similar in size to a mobile phone/PDA, which will be based on the VT-1000 Desktop Analyzer (see Products in Development).

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

The Company’s Target Antigen Detection System is a departure from the standard devices typical to the rapid testing markets and can allow for physicians to share in revenues. The device is part of the manufacturer’s qualitative and quantitative “Target System Diagnostics Platform,” which offers an array of improved modifications and features to the traditional qualitative and semi-quantitative flow-through immunoassay test. With its platform uniformity, vacuum pump, absorption layer for sample overflow, and complete compatibility with single and multi-light source reflectometer technology, the TADS cartridge is a unique collection of tests for qualitative and quantitative detection diseases and of conditions. The TADS cartridge utilizes a vacuum technology to deposit specimen samples uniformly on test membranes.  The Vacuum Control Flow Device provides a vacuum pump action, which reduces test time and ensures maximum contact with the membrane antibodies.  This collection device allows for numerous tests to be incorporated. The vacuum specimen filtration and excess specimen absorption is built right in.

Additional Products Planned for Development

The Target System provides the platform for the development of a series of quantitative tests for important diagnostic applications that can provide results at a patient's bedside, in a doctor's office, in the emergency room, in a clinic, in an ambulance, on the battlefield, on-site agri-business locations, rural and economically disadvantaged areas.  The Target System expects to meet the POC diagnostic market criteria as follows:

•Rapid turnaround time

•Direct application of a non-critical volume or placement of sample directly into instrument

•Disposable device or minimal maintenance required

•Minimal technical expertise required

•Positive identification and specimen tracking strategy that eliminates specimen identification errors

•Simple strategy for calibration and QC

•Transferability of data to the LIS or HIS

•Agreement of result with accepted “Gold Standard” tests

•Affordable cost

The Company’s testing system is not limited to HIV or AIDS diagnostics. The test format has been applied in the past to viral and bacterial infections (e.g., Rubella, Rotavirus, Strep. A) and can be adapted towards other epidemics. Diseases like malaria, cholera, hepatitis, yellow fever, or West Nile virus and other viral diseases present increasing health threats to large populations in the world, with major existing problems at the stage of proper diagnosis.  The Company believes that it can adapt the VT-1000 Desktop Analyzer and SPARKS Mobile to the rapid, simple POC diagnosis of almost all of these diseases without the requirement of additional equipment. Further, the Company believes that the combination of a mobile, hand-held testing device with a large number of different tests provided by a family of cartridges will improve the ability of current healthcare and disease diagnostics in a vast majority of today’s underserved regions. In addition, the Target System Platform also allows for the monitoring of environmental components influencing the health of populations, such as the presence of toxins in soil and drinking water and contamination of food supply.

The Target System Hand-Held Analyzer: SPARKS Mobile

The SPARKS Mobile is the Company’s next-generation analyzer.  Utilizing re-engineered technology of the VT-1000 Desktop Analyzer, the SPARKS Mobile is a handheld device that will include a small, rapid testing format, in conjunction with a data acquisition and test reading, with connectivity and features similar to a smartphone device.

Whether searching for markers in the blood stream, or diagnosing a pathogen in urine, the Company’s SPARKS Mobile will be a portable tool for rapid diagnostics. The SPARKS Mobile will also provide an improvement in POC diagnostics and applications in countries with limited healthcare infrastructures and geographic limitations, both of which are of paramount importance in the combat against infectious diseases and in the fight against proliferation of endemic and pandemic diseases.  This innovative SPARKS Mobile will allow for a fast (minutes instead of hours or days) performance of tests at the point of care and will only require a test cartridge and a small number of ready-to-use solutions in preformatted quantities.  Moreover, the SPARKS Mobile will include the ability to store patient information, test data, and QC data, and transmit data through wireless connections.

The SPARKS Mobile design goals will plan to:

•achieve a portable monitoring system, which is compatible with proven and reliable ELISA-based target system technology.

•expand readout capabilities to provide a mobile testing and monitoring platform.

•increase the economy of scale and scope of the diagnostics and monitoring platform by the development of additional utility of the device without redundant infrastructure investments (additional data acquisition of patients, additional tests for other, predominant diseases).

The basic design of the SPARKS Mobile Analyzer is based on the same 510(k) cleared technology employed in the Company’s VT-1000 Desktop Analyzer and is compatible with existing test cartridges. However, a number of innovative features will be integrated into the design to meet customer and patient needs:

•High Infrared Light Spectrum;

•Easy Field Upgrades;

•No Change of Equipment;

•Printer Hook-up Capability;

•Low Entry Cost for New Test Development and Analysis;

•Safety, Security and Accuracy by design; and

•Desk to Docking Station: Smart Phone Capability

Market Opportunities

In recent years, there has been a continuing shift from the use of laboratory-based analyzers to more technologically advanced Point-of-Care tests that can be performed in a matter of minutes. Unlike the centralized clinical laboratory segment, which is mature and highly competitive, the Point-of-Care market is still a relatively early stage market. Although certain simple single analyte diagnostic tests have been developed, such tests have remained incapable of precise and highly sensitive quantitative measurements. As a result, medical tests that require precise quantitation of the target analyte have remained the domain of immunoassay analyzers.

Diagnostic tests performed outside the central laboratory or decentralized testing is generally known as Point-of-Care. Over the years, the increasing introduction of transportable, portable, and handheld instruments has resulted in the migration of POC testing from the hospital environment to a range of medical environments including the workplace, home, disaster care and most recently, convenience clinics. Moreover, POC test devices have contributed significantly to the growth of the overall diagnostics market over the past 10 years. As more diagnostic manufacturers pursue CLIA 6 waiver status for their POC devices and CE Mark 7 for POC or self-use. At the same time, more decentralized test venues invest in non-waived rapid tests and instruments. POC testing appears to be headed for an even bigger role in diagnosis and monitoring patient care.

The Global In-Vitro Diagnostics (“IVD”) market is expected to exceed $92 billion by 2025, up from $64 billion in 2017 8, and is expected to continue at a 4.8% compounded annual growth rate over the next eight years. Self-testing is the biggest trend fueling the growth, and the recent advancements in IVD technology has a large influence over the product type segment, which is poised to grow at a compounded annual growth rate of 6.1% from 2018 to 2025 9.  The growth is being driven by devices aimed at making acute care more efficient. There is a concerted effort to reduce time spent in expensive intensive care units and in the hospital in general. More tests and technologies have been adapted to serve the needs of physician offices and home testing.

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

Competitive Landscape

There are approximately 40 to 50 companies in the Point-of Care diagnostic industry in the U.S. and approximately another 100 outside the U.S. 10. The POC space can be broken down into various sub-sets such as molecular biologist developing reagents, and markers to diagnostic equipment and test development companies, as well as companies who do neither and focus on marketing tests, equipment and assays.  Most notably in the POC space are the large pharmaceutical companies such as Bayer, Roche, Abbott Labs, ThermoFisher and others.  Parallax’s specific competitive landscape is tied to its patented process involving the SPARKS Mobile Analyzer and Target System platform In-Vitro Tests.  There are a number of companies developing mobile devices to perform a host of health industry-related services and the Company believes that more companies will enter the mobile diagnostic space in the next few years.  The industry has yet to develop a standardized Point-of-Care immunoassay platform for any device to be integrated into.  The Company’s SPARKS Mobile Analyzer is designed to deliver a device that adds immediate value to health providers, patients and health insurance companies.  The Company’s primary goal is to create a mobile platform that can integrate and utilize the flow-through process of its Target System platform, and offer the healthcare provider a system that is fully interoperable and ubiquitous with a potentially large number of in vitro tests.  There are other test platforms in the space, but the Company has filed a patent application on the process of its SPARKS Mobile Analyzer and TADS test cartridge.  There can be no assurance that the Company’s POC devices will prove to be competitive with the other POC devices under development.

6Clinical Laboratory Improvement Amendments (CLIA) of 1988 are United States federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States, except clinical trials and basic research.

7The letters "CE" are the abbreviation of French phrase "Conformité Européene" which literally means "European Conformity" CE Marking indicates that your medical device complies with the applicable EU regulations and enables the commercialization of your products in 32 European countries.

8https://www.marketresearchengine.com/reportdetails/global-in-vitro-diagnostics-ivd-market

9https://www.alliedmarketresearch.com/ivd-in-vitro-diagnostics-market

10https://www.kaloramainformation.com

Until the Company secures a minimum of one million dollars ($1,000,000) of additional capital to operate for the next twelve months it will remain highly vulnerable to competition.  The Company anticipates the need for a minimum of an additional two million dollars ($2,000,000) of investment capital for it to achieve its goals of developing a commercially viable rapid POC CD4-CD8 immune status test and the SPARKS Mobile Analyzer version of the VT-1000 Desktop Analyzer. The Company intends to explore licensing partners for manufacturing and distribution. Should adequate funds be available from future funding resources, the Company may use a small portion of the budgeted proceeds for Research and Development to fund the remaining development of the SPARKS Mobile device.  However, the Parallax Care™ and Outcomes Platform is the Company’s near term focus.  There can be no assurance that such amount will prove adequate to develop the Company’s products. Furthermore, the Company’s competition has significantly greater resources that they can deploy and time to head off competition.

In Vitro Diagnostic Sales Leaders

A 2017 report from Kalorama Information ranked the top 10 companies in the In Vitro Diagnostics market, based upon estimated 2017 revenues from clinical diagnostic test instruments, reagents and supplies, as follows:

1.Roche Diagnostics, Switzerland www.roche.com

2.Abbott Diagnostics, Abbott Park, IL www.abbott.com

3.Siemens Medical Solutions Diagnostics, Deerfield, IL www.diagnostics.siemens.com

4.Danaher Corporation, Washington, DC, www.danaher.com

5.Thermo Fisher Scientific, Waltham, MA www.thermofisher.com

6.Sysmex America, Inc. Lincolnshire, IL, www.sysmex.com

7.bioMérieux SA, Marcy l’Etoile, France www.biomerieux.com

8.Ortho Clinical Diagnostics, a division of Johnson & Johnson, Raritan, NJ www.jnj.com

9.Bio-Rad Laboratories Inc., Hercules, CA www.bio-rad.com

10.Beckman Coulter Inc., Fullerton, CA www.beckmancoulter.com

Barriers to Use

The main barriers and constraints to the use of POC rapid diagnostic tests can be put into four main categories:

Acceptability:Rapid tests need to be acceptable to policymakers, clinicians, and patients, and the medical community. In the POC rapid test market, tests need to have sufficient sensitivity and specificity and need to have an adequate predictive value. Ease of use is critical for POC use by clinicians. Culturally appropriate specimens and credible results are important if rapid tests are to be accepted by patients.

Affordability:Many rapid diagnostic tests are more expensive than the tests or syndromic algorithms they are intended to replace. Decreasing per-test costs, carefully designing diagnostic algorithms, and educating end users about the cost-savings of POC testing, are important means of maximizing rapid test affordability.

Availability:Rapid diagnostic tests are not always available in developing countries. Most tests have limited shelf lives, and many countries have weak public and private sector procurement and distribution systems. The consistency and quality of imported tests can also be issues. To address these constraints, local government regulations, quality assurance, shelf life testing, and distribution systems all need to be assessed and improved. The Company intends to initially control all of the manufacturing of the Target System Desktop and SPARKS Mobile analyzers and test cartridges in conjunction with Montecito.

Reimbursement:The ability to gain scale in reimbursement across a wide number of tests is still a challenge for POC diagnostic companies such as Parallax.

Intellectual Property (Diagnostics)

The Company’s products include a FDA-cleared VT-1000 Desktop Analyzer and more than two dozen FDA-cleared tests.  The Company acquired the exclusive rights in perpetuity to a number of pending United States Patent and Trademark Office (“USPTO”) patent applications on the Company’s products in the area of infectious diseases, as well as methods for future test development, through a License Agreement with Montecito BioSciences, Ltd.  The Company intends to seek intellectual property protection for all supporting products such as novel biomarker candidates, antibodies, proteins, and diagnostic tests surrounding its core indication areas, in order to create a barrier to entry for competitors.

Expired Patents-Target System

The Target System and certain of its related components were previously issued patents by the USPTO.  The following previously-issued patents have expired:

Patent #	Description	Date Filed in US	Date Expired
US4,748,042	Target Ringing & Spotting Machine (method and Apparatus for Imprinting membrane with pattern of antibody)	May 31, 1988	May 31, 2008
US4,797,260	Target Cassette (Antibody testing system)	January 10, 1989	January 10, 2009
US5,137,691	Target Cassette with Removable Air Gap (Antibody testing system with removable air gap)	August 11, 1992	August 11, 2012

The Company has retained a team of professionals in the field of patent protection and is continuously seeking out new opportunities for its products and products in development.

Key Patented and Patent-Pending Concepts

•Sample Analysis

•Plurality of Isolated Antibodies to a Plurality of Cognate Antigens

•Identifying Drugs, Targeting Moieties or Diagnostics

•Determining the Immune Status of a Subject

•Flow Through Testing System with Pressure Indicator

•Novel Biomarker Candidates

•Antibodies

•Proteins

•Diagnostic Testing

For additional information on the Company’s patents and patents-pending, see “INTELLECTUAL PROPERTY SUMMARY“ section below.

The FDA-Cleared Tests

The Company acquired, through an Assignment Agreement, the exclusive rights in perpetuity to the following FDA-cleared tests (the “Tests”):

No.	Test/Device Name	510(k) No.	No.	Test/Device Name	510(k) No.
1	Rotacube (Rotavirus)	K884017	14	Target Hcg	K914303
2	Rubella-Cube TM	K892051	15	Target Quantitative Hog One Step	K903937
3	Cmv-Cube TM	K884842	16	V-Trend Target Rf Test	K904105
4	Target Quantitative Hcg	K890131	17	Blue Dot Test for Pregnancy	K884017
5	Target Strep A (Streptococcus Spp.)	K880460	18	Target Cocaine Metabolites-R Test	K910122
6	V-Trend Target Im Test (infect mononucleosis)	K890041	19	Target Cocaine Metabolites-V Test	K910123
7	First Sign (Pregnancy, Hcg)	K973208	20	Target Cannabinoids-R Test	K910893
8	Target Cardiac Ck-Mb	K890295	21	Target Cannabinoids-V Test	K910892
9	Target Cardiac Troponin 1	K972094	22	Target Amphetamines / Methamphetamines-R Test	K910739
10	Target C-Reactive Protein Test	K892231	23	Target Amphetamines / Methamphetamines-V Test	K910740
11	Target C-Reactive Protein Test	K890423	24	Target Opiate-R Test	K890978
12	Target Myoglobin	K963680	25	Target Opiate-V Test	K890979
13	Target Aso Test	K910073

The Company is in the planning process of developing and obtaining FDA clearance for rapid immunoassay tests for the detection of HIV 1 and 2.  There can be no assurance that the Company will be successful in developing such tests or in obtaining the required FDA clearance.

For further information on the exclusive rights to the Company’s FDA-cleared Tests, and the complete text of the Assignment Agreement and subsequent Modification, please refer to Exhibits 10.19 and 10.21, respectively, to the Company’s Current Report filed November 15, 2012 on Form 8-K.

It is expected that after successful re-introduction of the Target System and the introduction of its novel PROMISE CD4 immune status test, additional tests will be developed and protected by the Company. Generally, the Company and Montecito BioSciences, Ltd. will own improvements to the basic technology platform in exclusivity.

Government Regulations

The long legal journey toward medical device regulation began with the Pure Food and Drugs Act of 1906.  Medical devices were not included, as no one envisioned how technology would grow increasingly complex, and would ultimately require regulation. The Medical Device Amendments of 1976 gave the FDA authority to ensure the safety and effectiveness of a range of life-saving medical devices, while also protecting the public from fraudulent devices.  The Amendments:

•defined a medical device,

•established three device classes (I, II, and III),

•identified pathways to market,

•established Advisory Panels, and

•set clinical investigation requirements.

Subsequent legislation strengthened the FDA’s regulatory authority.  The following table identifies the legislation and significance for the Major Medical Device:

Legislation	Significance
Safe Medical Devices Act of 1990	•Established Quality System requirements
•Supported post market surveillance
•Allowed FDA discretion for PMAs brought to panel
FDA Modernization Act of 1997	•Supported for early collaboration, expanded Class I and Class II exemptions
•Set the “least burdensome provision”*
•Supported dispute resolution
•Established evaluation of automatic Class III designation (giving the sponsor the opportunity to •request lower classification due to a minimal risk device, known as “de novo” review)
•Mandated free and open participation by all interested persons
Medical Device User Fee and Modernization Act (MDUFMA) of 2002	•Established a fee schedule for most types of device submissions to achieve shorter review times
•Requires FDA to include pediatric experts on the panel for a product intended for pediatric use
FDA Modernization Act of 2007	•Reauthorized and expanded MDUFMA

FDA Clearances and Approvals

As part of the regulatory infrastructure, the FDA has established almost 1,700 classifications for generic medical devices.  Each one of the generic devices is assigned one of three regulatory Classes, based upon the control level necessary to assure the devices’ safety and effectiveness.  The least burdensome provision allows industry and FDA to consider the least burdensome appropriate means of evaluating a device’s effectiveness when there is a reasonable likelihood of its approval. The intent is to help expedite the availability of new device technologies without compromising scientific integrity in the decision-making process or FDA's ability to protect the public health. This provision does not lower the standard for premarket clearance.  The FDA maintains a database on its website at www.accessdata.fda.gov for many types of applications, including 510(k) records dating back to 1976, and PMA submissions.

FDA Classes

Device classifications depend on the intended use of the device, its indications for use, and risk posed to the patient and/or user.

Class	Risk Level	Type of Controls	Exemptions
Class I	Low	General Controls	Yes
Class II	Moderate	General Controls & Special Controls	Yes
Class III	High	General Controls & Premarket Approval (PMA)	No

The FDA requires that medical devices obtain either Premarket Notification Clearance (“PNC” or “510(k)”) or Premarket Approval (“PMA”) prior to commercial distribution, unless an exemption is met.  Whether to submit a 510(k) or a PMA is determined by the applicant.  A 510(k) is normally submitted for a device that can be compared to a similar device already on the market, to illustrate the device’s safety and effectiveness.   A PMA is normally submitted for a device that is completely new to the market or is classified as a Class III device.

510(k) Clearance

The term “510(k)” refers to Section 510(k) of the Food, Drug and Cosmetic Act, wherein it provides a pathway to clearance for a device that maintains FDA standards, without the lengthy and costly PMA submission process. A 510(k) submission for clearance must demonstrate that the device is at least as safe and effective, that is, substantially equivalent, to an already legally marketed device.  The 510(k) submission must be made at least ninety days in advance of commercial distribution, and if the device meets the requirements, the  FDA orders the device as “cleared.”

To further illustrate the 510(k) submission requirement, a 510(k) clearance is required when:

•introducing a device into commercial distribution (marketing) for the first time;

•there is a significant change in the safety or effectiveness of a legally marketed device; or

•a legally marketed device is being marketed for a new or different intended use.

In contrast, a 510(k) is not required when:

•unfinished devices or components are sold for further processing or assembly by other parties, excluding the sale of direct replacement parts to end users;

•the device is not being marketed or commercially distributed;

•distributing another party’s domestically manufactured device;

•repackaging or relabeling, if the condition of the device is not significantly changed;

•the device was commercially distributed prior to May 28, 1976, and no significant changes to design, method, component, method of manufacture or intended use have been made;

•acting as an importer of a foreign made medical device; or

•The device falls into a Class I or II exemption classification; or is a Class III device requiring PMA.

To summarize the 510(k) for Parallax’s VT-1000 Target System, the submission was made to the FDA on December 23, 1988, and received 510(k) clearance on January 27, 1989.  In this instance, the clearance process took approximately thirty days.  The VT-1000 will not require any further FDA clearance unless there are significant changes in the safety or effectiveness of the device, or its intended use is changed or appended.  The same is true for the 25 FDA-cleared tests.

Premarket Approval

Premarket Approval (PMA) is the most stringent type of device submission required by the FDA. A PMA application must be submitted to request FDA approval to market a device.  Unlike 510(k) clearance, PMA approval is based upon a determination that there is sufficient valid scientific evidence that the device is safe and effective for its intended use. PMA submissions include extensive research and development, three-phase clinical trials, and a lengthy FDA review process.

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

The cost to obtain PMA approval on one novel device can be anywhere from $10 million to $1 billion, and can take an average of 3 to 7 years to bring a device to market. 11 Examples of PMAs include digital mammography, minimally invasive and non-invasive glucose testing devices, implanted defibrillators, and implantable middle ear devices.

Class III De Novo

As indicated in the FDA Classes chart above, PMA submissions are required for all Class III devices, regardless of any similarity to a previously marketed product.  Class III devices are those that support or sustain human life, are of substantial important in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

A “de novo” Class III device is one that was originally submitted for 510(k) clearance, but because the device used for comparison in the 510(k) was “not substantially equivalent” (NSE), the device was automatically denied 510(k) clearance, and was reclassified as being a novel Class III medical device requiring PMA approval.

In the event of a de novo designation of a low to moderate risk device, the applicant may submit a request for consideration to be classified as a Class I or Class II device within thirty days of receiving 510(k) NSE determination.  Alternatively, if there is no similar equivalent device for comparison under a 510(k) submission, the applicant may request the FDA to make a risk-based classification of the device as Class I or Class II without ever submitting a 510(k).

Devices that are classified through the de novo process can be marketed and used as predicates for future 510(k) submissions, to be utilized as a “substantially equivalent” device, despite the fact that PMA approval was not provided.

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

With post-approval studies, FDA can evaluate device performance and potential problems when the device is used more widely than in clinical trials and over a longer period of time. This allows FDA to build in accountability and gather essential post market information, including:

•longer-term performance of the device (for example, effects of re-treatments and product changes)

•community performance (clinicians and patients)

•effectiveness of training programs

•sub-group performance

•outcomes of concern – real and potential

Summary Comparison of 510(k) and PMA

510(k) Submissions	PMA Submissions
•primarily for Class II devices (Class I devices are predominantly exempt)	•primarily for Class III devices
•a Class I or II pre-amendment or legally marketed device (predicate) exists	•a Class I or II pre-amendment or legally marketed device (predicate) does not exist
•third-party review option is available for devices not requiring clinical data	•device is life supporting and/or has potential risk to patient
•documented proof of Substantial Equivalence to a predicate is required	•documented safety and effectiveness data for the device is required

11 https://www.sciencedirect.com/

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

Although there are a number of them, all guidelines follow a few basic principles:

•Manufacturing processes are clearly defined and controlled. All critical processes are validated to ensure consistency and compliance with specifications.

•Manufacturing processes are controlled, and any changes to the process are evaluated. Changes that have an impact on the quality of the drug are validated as necessary.

•Instructions and procedures are written in clear and unambiguous language. (Good Documentation Practices)

•Operators are trained to carry out and document procedures.

•Records are made, manually or by instruments, during manufacture that demonstrate that all the steps required by the defined procedures and instructions were in fact taken and that the quantity and quality of the drug was as expected. Deviations are investigated and documented.

•Records of manufacture (including distribution) that enable the complete history of a batch to be traced are retained in a comprehensible and accessible form.

•The distribution of the drugs minimizes any risk to their quality.

•A system is available for recalling any batch of drug from sale or supply.

•Complaints about marketed drugs are examined, the causes of quality defects are investigated, and appropriate measures are taken with respect to the defective drugs and to prevent recurrence.

•GMP guidelines are not prescriptive instructions on how to manufacture products. They are a series of general principles that must be observed during manufacturing. When a company is setting up its quality program and manufacturing process, there may be many ways it can fulfill GMP requirements. It is the Company’s responsibility to determine the most effective and efficient quality process.

Distribution

The Company has not yet commenced commercial operations of the Target System, and thus has yet to develop methods of distribution for its diagnostics products beyond the business plan stage.

In order to commercially sell the VT-1000 Desktop Analyzer, the Company must have it manufactured under GMP.  The Company can and will provide demonstrations of the VT-1000 Desktop Analyzer capabilities to potential customers.

The Company will need to secure additional capitalization before it can acquire additional antibody markers, produce additional Target System cartridges or produce the VT-1000 Desktop Analyzer under GMP.

Principal Suppliers

The Company has not yet commenced commercial operations of the Target System, and thus has yet to establish principal suppliers of its diagnostics product line.

CONNECTED HEALTH and FOTODIGM® PLATFORM

Overview

Parallax’s primary goal is to deliver good health outcomes for patients through a service that allows healthcare providers of all types to reduce costs, increase revenues and provide a better patient experience and satisfaction. Connected Health and the Fotodigm® platform are a part of the Company’s overall healthcare strategy.

Fotodigm® is a systems integration software platform that provides remote patient monitoring (“RPM”), medication adherence, and an intelligent telemedicine delivery system.  Featuring distinctive data capture and analysis capabilities, the Fotodigm® platform can be promoted directly through hospital and accredited nursing facilities, as well as health and wellness service providers, all seeking to integrate RPM and telehealth services as part of their offerings.

Currently in its beta stage, Fotodigm® integrates remote monitoring solutions to improve a patient’s compliance to therapy, pharmaceutical and other treatment regimens prescribed by their physicians.  Through the Fotodigm® platform, alerts and notifications, including visual, audible and vibratory, are sent to patients through email and SMS. In addition, cloud-based recordings are maintained for continuous patient monitoring and telehealth delivery, benefitting both caregivers and patients. FotoDigm® is network agnostic and captures data from any data-generating device, insulin meter, or scale, and works with any analog device, providing easy, flexible data management.

Parallax’s Connected Health systems will also offer automated medication dispensing through a patented process, which can reduce the costs and risks associated with noncompliance of medication, therapy and treatment.  This can, in turn, increase the financial yields and service delivery successes for healthcare providers, ultimately improving the quality of life and peace of mind for the patient, the doctors and the care providers overall.

Biometric Monitoring 12

A biometric monitor is a device that measures different aspects of a person’s behavioral or physiological behavior. It basically measures the biological data of a human being.

There are different kinds of biometric monitors that can be used, depending on the purpose. There are monitors that measure the temperature of the body; the pulse rate or the heart activity; blood pressure; blood glucose level etc. Below are a few common biometric monitors that are often used in households and hospitals:

•Thermometers – One of the popular kinds of thermometer is the mercury thermometer which is used to measure the temperature or fever of the body. The mercury expands when heated, and rises up a glass tube, stopping at the corresponding temperature mark. Most thermometers have both Celsius and Fahrenheit readings for the ease of the user.

•Blood Pressure Monitors – A blood pressure monitor is a device that measures the blood pressure of an individual based on the readings of two values – the systolic pressure, which is the peak pressure in the arteries, over the diastolic pressure, which is the minimum pressure. Blood pressure should be monitored regularly in patients suffering from hypertension or hypotension, and other related conditions.

•Glucose Monitors – Also known as glucometer, glucose monitors measure a person’s blood glucose level. Glucometers are essential to monitor the glucose in the blood of diabetic patients, as an increase in sugar may initiate serious medical conditions. There are two types of glucometers: continuous glucose monitors, which measure the glucose level every few minutes using small sensors; and the fingerstick glucose monitors that uses a sample of blood to read the glucose level.

•Pulse Oximeters – Pulse oximeters are used to determine the amount of oxygen in the blood. It is generally used to detect breathing or respiratory problems, and is also used to monitor oxygen saturation in patients under intensive care. There can be three types of pulse oximeters – stand-alone, handheld, or pocket PC –based pulse oximeters.

•EKG Machines – Electrocardiogram or EKG machines are devices that measure the activity of the heart. It detects the electronic signals sent by the heart in between heartbeats. It is used to detect abnormal activities of the heart induced by sleep, or stress-related problems. EKG machines can be of two types: continuous, which continuously monitors heart activity; or intermittent which records the activity once in a while, but can be used for weeks or months.

•Pedometers– Used mainly for exercise purposes, a pedometer measures the number of steps a person takes while walking to stay fit. By quantifying the number of steps taken, a person can then calculate the amount of calories burned. Many sports item manufacturers are producing pedometers to help motivate fitness enthusiasts.

There are numerous other biometric monitors used for medical or physical training purposes. There are the calorie counters, the body-fat calculators, the cholesterol monitors, fitness monitors – and a number of other devices. Prices of these vary in accordance with the brand, the quality, and the durability of the product.

Many cheap monitors do not give correct readings, and can be deadly when monitoring critical patients. Therefore, biometric monitors should be high-quality products that come with a guarantee, rather than inexpensive brand-less ones. Biometric monitors keep a check on health conditions, and a person should never compromise with their health.

Remote Patient Care

The Fotodigm® platform features a full set of modern communications technologies that provide cloud-based Health Insurance Portability and Accountability Act (“HIPPA”) compliant patient data security. The platform was designed specifically for patients’ ease of use, and provides real-time voice and “video conference” communication directly from any mobile or internet-connected device using biometric data collection. The platform, combined with systems integration services that interface with Electronic Health Records (“EHR”) and Electronic Medical Records (“EMR”) technology platforms, enables “virtual doctor visits,” increasing the conveniences for both patients and their doctors and care providers.  The Fotodigm® platform and its systems integration positioning allows for any physician, clinician, nurse, pharmacist, caregiver, or family member to support the treatment of the chronically ill, both acute and post-acute, in a persistently connected real-time environment, on a larger scale and with greater precision and patient satisfaction.

RPM benefits are equally important in a residential environment. Seniors and chronically ill residents have shown to require less support and/or interventions, have higher group participation rates and improved cognitive capabilities, as well as an overall improved health, a more assured time with family, and longer residencies, which results in greater value-added contributions and greater job satisfaction from staff members.

The ability to remotely monitor each resident, from medication compliance and connected sensors, including vital sign, sleep monitoring, and fall detection devices, enables the residential caregiver to provide a significantly enhanced (and commercially desirable) service for optimal health conditions.  With the adoption of a centralized monitoring system, residences will also begin to see a marked reduction in the inter-dependencies that can exist between residents, and an improved state of health for every resident, further reducing the support load on staff members.

12 http://www.ihealthdirectory.com/biometric-monitor/

Medication Monitoring/Compliance/Adherence

Nonadherence with medication is a complex and multidimensional healthcare problem. Patients forget to take their medications, creatively alter their medications, engage in unendorsed polypharmacy, mix their medications, and take medications in combinations that may have dire synergistic interaction effects, such as dizziness and confusion.  Estimates of medication nonadherence rates typically range from 20% to 85%, (see figure below) 13. As a result, a substantial number of patients do not benefit optimally from pharmacotherapy and can wind up in emergency situations, hospitalized, or worse.  In fact, hospital readmission generated by medical non-compliance and nonadherence was a $41 billion-dollar problem in the United States in prior years and is growing 14.

Medication adherence is a cornerstone of significantly improved quality of life, and the Fotodigm® platform is the cornerstone of medication adherence. A unique device specifically designed for seniors and the chronically ill, the Fotodigm® platform offers enormous potential for patients, their families, their caregivers and for those residences that choose to offer superior services and a superior health environment for their clients.

The Fotodigm® platform monitors the adherence of treatment and therapy regimens. In addition, with the advent of an intelligent personal medication device with bio-feedback, Fotodigm® allows, perhaps for the very first time, the quantitative and qualitative feedback of real-time data to pharmacists, physicians and clinicians and, based on the individual patient, enables medication titration to achieve optimal medication therapy.

Parallax is in the development stage of acquiring, licensing and developing in-house solutions/products for personalized health monitoring of seniors that will capture a host of a patient’s vital information, including temperature, heart rate, perspiration and movement disorders. All of these sensor products can be connected to the Fotodigm® platform so that the bio-feedback information is directly correlated with medication consumption information, providing clinicians, pharmacists and physicians with real-time, comprehensive data and information on patients’ conditions.

Product Strategy

Parallax’s product strategy is to eliminate obstructions to consumer adoption of remote patient care systems, so patients can stay out of the hospital longer and have a better quality of care and quality of life.

Remote patient monitoring systems enable efficient healthcare delivery to patients outside conventional hospital or clinical settings by transmitting real-time patient data for remote clinical review. Correlating vitals with medication history and consumption directly informs healthcare providers as to the real-time status of a patient, at home or in residences. Anomalies can be reported or alerted to those in need through a cloud-based network.  RPM systems incorporate wireless medical devices and computer-based software applications. The evolution of IoT and IoS technologies is clear, and will offer significant business opportunities for patients, residences and the healthcare system in general. RPM is a cost-effective means of keeping patients out of the hospital and have a better quality of care.

Product Benefits

RPM systems, even within the walls of a single building, can offer countless benefits for the overall healthcare management of clients.  There are countless tangible benefits to medication adherence as well, including significant reductions in hospitalizations, enhanced quality of life, and reductions in the effects of both overmedication and undermedication. Eliminating the distribution and administration of scheduled medications exonerates the residence from the liabilities associated with this task. Human error is all but eliminated. Corporate risks are significantly reduced for this activity and liability insurance premiums may be reduced as well.  Essentially, increasing medication adherence through automation, empowerment and monitoring improves patient outcomes and achieves benefits for all health system stakeholders.

Patients: •Better quality of life •Fewer hospital visits •Better outcomes •Reduced travel and health costs •Increased social interaction with family and friends

Patient Families:

•Better visibility into the quality of life of loved ones

•Fewer hospital visits – fewer interruptions into

•their work days

•Better outcomes

•Reduced travel costs

•Increased peace of mind – reduced stress and concern

Residential Providers:

•Better overall quality of life in the residence

•Reduced risk and liability

•Superior service

•Reduced labor costs

•Increased revenues for enhanced services

•Superior reputation / higher desirability / increased ability to charge for core services

•Healthcare professionals and providers deliver better care more efficiently at lower risk

Healthcare Industry:

•Government, insurance and other payers reduce spending

•Patients who are more adherent with medication regimes use fewer health services

•Pharmaceutical companies increase profitability

•and deliver value beyond the pill

•Pharmacy retailers ensure repeat orders, increased fulfillment and enhance brand loyalty

•Physicians have the ability to become proactive,

•rather than reactive

•Every 1% improvement in medication adherence results in $2 billion in savings to U.S. Healthcare system and a $4 billion revenue increase to pharmaceuticals [15]

•Differentiation in the marketplace for early adopters

Market Opportunities

The market demand for remote patient care (“RPC”) solutions is at an all-time high and continues to increase due to healthcare insurance reimbursement of the services delivered over RPC systems.  Further, the move from “fee-for-services” to outcomes-based payment structures have brought about the need for doctors and all other healthcare providers to increase the efficiency and to reduce the costs of care delivery to patients.  Clearly, as with the introduction of any new technology, there is a significant market differentiator for early adopters. Residences, assisted living facilities, and long-term care facilities all exist in a competitive environment in which differentiation between them is based upon higher desirability, which amounts to higher profits for those who are able to offer more. Unlike other service businesses, residences have the ability to attract clients requiring services on a long-term basis.  Additional market opportunities exist around hospitals and their management’s needs surrounding the reduction and elimination of patient readmissions.

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

Encouraged by the widespread proliferation of high-speed internet, and related services, the adoption of RPM systems is witnessing strong demand. There is growing interest in IoT-driven healthcare services and wearable medical devices that feature sensors, actuators, and other mobile communication methods through which patient data can be continuously transmitted onto a cloud-based platform. Healthcare providers are increasingly adopting cloud computing technologies, which not only offer cost benefits but also allow healthcare organizations to increase operational efficiency.

The global market for remote monitoring systems is projected to reach over $66 billion by 2020, driven by government measures to reduce healthcare spending against a backdrop widening healthcare budget deficit.  As stated by the new market research report on Remote Patient Monitoring Devices, North America represents the largest market worldwide, occupying close to 41% of the total market share, and is expected to grow at an exponential compounded annual growth rate of 21.34% during the forecast period. Asia-Pacific ranks as the fastest growing market with a compounded annual growth rate of 13% over the forecast period. The growth in the region is driven by the increase in per capita healthcare spending and the need for a cost-effective and sustainable healthcare system along with infrastructure capable of addressing the growing healthcare needs of an expanding population. 16

Misuse of Opioids and Other Addictive Substances

During 2017, there were more than 72,000 overdose deaths in the United States, including 49,068 that involved an opioid, according to a provisional CDC count. More than 130 people died every day from opioid-related drug overdoses in 2016 and 2017, according to the US Department of Health & Human Services (HHS).

13 https://www.pillsy.com/articles/medication-adherence-stats

14 https://cvshealth.com/newsroom

15 https://medipense.com/en/medication-adherence-compliance/

16 https://www.strategyr.com/Remote_Patient_Monitoring_Systems_Market_Report.asp

There are many organizations talking about the prevalence of this medical problem; however, those working with the addicted population are segmented and fragmented by a limited or narrow scope of work.  The clinics and treatment centers are restricted by the need for an on-site appointment for testing and counseling, the hospital emergency rooms are only able to treat the critical physical problem that presents from misuse or overdose and have difficulty finding treatment resources that are readily available for referral to treatment, and the patients who do enter treatment encounter many challenges including access to treatment,  frequent appointment schedules making it difficult to maintain employment and lapses in proper chronic disease and pain management.

The Company believes that bringing together a number of partners and adding the dimension of population health in-home visits will provide improved, measurable outcomes for the patient and their families.  Regularly scheduled home visits can provide the link between the provider, the healthcare plans and patients.

It is also the Company’s belief that education, early intervention and remote patient monitoring can have a significant, positive impact on reducing the misuse of opioids, alcohol, tobacco and other addictive substances. The Community Health Workers (“CHW”) have been providing health screenings and educational classes for chronic disease management and healthy living for several years, and have been successful in identifying potential health risks and referrals for care. The CHW have become respected and trusted advisors and regarded as a link to the healthcare system.

Outcomes Optimization Platform monitoring:

•Reduction in number of opioid prescriptions issued;

•Number of individuals attending educational sessions;

•Increase in number of patients finding timely access to treatment facility;

•Reduction in number of patient relapses;

•Reduction in hours spent to recovery independence;

•Number of times transportation arranged for appointments;

•Number of enrollments of uninsured patients;

•Referrals to other public benefits and community resources.

The lucrative reimbursement policy introduced by the government agencies promoting the use of telemedicine and virtual health services is driving the market in North America. The U.S. and Canada are the major revenue contributors to the market in North America. Further, the increasing investments in research and development and technological innovations will help major players in the North American region occupy a larger market share over the next few years.

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

Patients’ and providers’ use of mobile health (“mHealth”) apps provide a framework for assessing the role mHealth can play in medicine and as a source of PGHD. Physicians use social media primarily for personal use (60%), though accessing healthcare news (21%), communicating with peers (18%), marketing the practice (11%), and communicating to patients (4%) are also practiced. Among physicians who choose not to use social media, concerns about patient privacy (52%), lack of time (51%), concerns about liability (42%), the belief that social media has little professional value (40%), and lack of familiarity (23%) are cited most frequently. In 2014, two-thirds of physicians surveyed reported using a mobile app to check medication interactions, diagnose a condition, access EHRs, check results, create clinical notes, and prescribe electronically, and more than a third of U.S. physicians recommended their patients use health apps.17

Questions related to provider licensure pose another potential barrier to the routine use of mHealth. When a patient has his or her radiograph read, many current U.S. state laws require that it be read by a physician licensed in the state where the patient is located and had the radiograph. PGHD can raise special issues. For example, if a patient lives in New York and has an mHealth device that continues to monitor certain aspects of his or her health and the patient crosses three states and then travels into the EU, does the patient’s physician need to be licensed in each of the other three states and in the applicable country in the EU when the data is transmitted from that state or country in the EU? Within the United States, most states require that the out-of-state physician receive an unrestricted license in the state in which the initial patient interaction occurred.  Some states issue a telemedicine license to facilitate practice across state lines when the physician holds an unrestricted license in another state.  In the radiograph situation, the imaging physician is reading the radiograph at one point in time and billing for that service. With the monitoring of an individual’s health information continuously, the clinician may be being paid to manage the patient’s condition or his or her overall care.  The special privacy and confidentiality issues can raise important mHealth implications. It is important that vendors and healthcare systems coordinate their efforts to minimize these issues.

17Petersen C, DeMuro P. Legal and regulatory considerations associated with use of patient-generated health data from social media and mobile health (mHealth) devices. Appl Clin Inf 2015; 6: 16–26 http://dx.doi.org/10.4338/ACI-2014-09-R-0082

Competitive Landscape

Countless smaller companies around the world are innovating in this sector and are now offering everything from Bluetooth connected toothbrushes and bathroom scales (weight loss or gain is a key indicator of health and disease state) to “wearable’s” that capture everything from body temperature, pulse rates, respiratory rates and blood pressure monitoring to game-changing technologies such as non-invasive blood glucometers that sample blood sugar level several times per second – continuously – without requiring lancets and the drawing of blood samples.

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

There is a worldwide interest in “connected health” with major companies such as Philips, Nokia, Apple, IBM, Microsoft and Google, all investing heavily in sensors and sensor systems for healthcare, connectivity and RPM. Traditional telecommunications companies like AT&T, Verizon and a host of others are also investing heavily in healthcare systems and in the RPM market.

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

Intellectual Property (Remote Patient Care)

The Company, through Assignment Agreements with La Frontera Community Solutions, Inc., acquired all worldwide rights, title and interest in and to the patent applications for the technology underlying the Fotodigm®  platform and systems.

Key Patented and Patent-Pending Concepts

•Diagnostic Monitoring

•Data Driven Outcomes

•Remote Patient Monitoring

•Remote Patient Biometrics

•Remote Patient Diagnostics

•Remote Medication Monitoring

•Remote Medication Delivery

•Remote Medication Reconciliation

For more information on these patent applications, please see “INTELLECTUAL PROPERTY SUMMARY“ section below.

Government Regulations

The FDA regulates certain medical devices and also certain mobile medical apps. On September 25, 2013, it issued a Final Guidance that defines “mobile medical app,” as a mobile app that (1) meets the definition of a “device” in the Federal Food, Drug and Cosmetic Act and (2) is intended to be used as an accessory to a “regulated medical device” or to transform a platform into a “regulated medical device.” The Guidance grouped mobile medical apps into three categories: 1) apps that are actively regulated, (e.g., a mobile medical app that monitors the patient’s blood glucose levels and calculates the amount of insulin needed based on the patient’s condition, age, weight, etc.); 2) apps that are subject to enforcement discretion, (e.g., a mobile medical app that provides a patient an alert as to when to take his or her medications); and 3) those that are not considered devices and thus are not regulated (e.g., a mobile medical app that merely provides general healthcare information available on the internet, not directed to a specific patient).

The FDA guidance addresses data security because patients and other users may experience severe consequences should the device lack adequate data protection or be hacked. The guidance does not address the protection of privacy. Rather, privacy is protected by Health Insurance Portability and Accountability Act (“HIPAA”), where applicable. When patients’ health information is in the possession of health providers, health plans, business associates, or other covered entities, it is protected under HIPAA; when it is transmitted among individuals or organizations that are not covered entities under HIPAA, it is not protected. Accordingly, health information transmitted via a mobile device by a covered entity is protected under HIPAA privacy and security rules. However, this same information transmitted via a non-covered entity under HIPAA is not protected. HIPAA also does not cover information on an individual’s mobile device.

Patient-generated health data (“PGHD”) is merely data of the patient if a patient checks their blood glucose levels with a mobile device. If, however, he or she uses the device to transmit that information to their clinician for the purpose of monitoring that person’s care and the information becomes part of the patient’s electronic health records (“EHR”), the PGHD then falls under HIPAA.

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

The Company makes patient security an utmost priority.  With the Company’s secure HIPAA-compliant cloud-based system, a patient can have confidence that their personal HER, EMR and PGHD is protected with the highest level of technology available.

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

Principal Suppliers

As of December 31, 2018, the principal suppliers of the medical devices utilized with the Fotodigm® platform were:

•Amazon Web Services, Seattle, WA	HIPAA-compliant secure server environments for hosting and management of Fotodigm® platform
•La Frontera’s Empact Suicide Prevention Center, Tempe, AZ	Largest CARF (Commission on Accreditation of Rehabilitation Facilities) certified behavioral health suicide prevention call center in United States.
•Royal Phillips, Inc. 1070 MX Amsterdam, The Netherlands	Primary RPM software and hardware supplier; platform built upon Salesforce.com infrastructure providing clinical, monitoring center, and patient management portals for mobile and desktop access.

The Company relies upon these suppliers to provide the majority of the delivery of its remote patient monitoring systems and services.  The services are web-based and although the Company relies on these vendors, it can also hold them accountable, receive volume-based pricing, discounts and partnership advantages through the competition of its suppliers. The Company has the ability to change vendors at any time in all service and product lines. Further, the Company is working towards the elimination of its reliance on software and hardware providers related to its in-home RPM offerings and services.

PATENTED REBOOT™ TECHNOLOGY

Overview

On April 26, 2017, the Company completed the acquisition of 100% of certain intellectual property from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”), Pursuant to the ProEventa Agreement, in exchange for 100% of that certain intellectual property, among other things, consideration to ProEventa included:

•a stock purchase agreement to purchase 2,500,000 shares of the Company’s Common Stock; and

•a revenue sharing agreement, providing for a cash earn-out to be paid to the ProEventa shareholders of up to $3,000,000, to be derived from certain net revenue generated by the Company, as defined in the agreement; and

•a royalty agreement, providing for a royalty of 3% of the revenues generated from the intellectual property, ending at such time as the Company has paid ProEventa $25,000,000; and

•a limited license to ProEventa for the use of certain of the Intellectual Property’s technology at Grafton Schools.

On April 26, 2017, in conjunction with the ProEventa Agreement, the Company entered into a consulting agreement with James Gaynor, founder of ProEventa, that, among other things, provides for consideration to Mr. Gaynor as follows:

•a stock purchase agreement to purchase 500,000 shares of the Company’s Common Stock at $0.001 per share; and

•a grant of options to purchase 1,000,000 shares of the Company’s Common Stock at a price of $0.25 per share, vesting annually over a three (3) year period beginning September 1, 2017.

With the completion of this acquisition, the patented technology entitled “Platform for Optimizing Data Driven Outcomes,” is added to the Company’s patent portfolio.

Product History

For over a decade, Grafton School, Inc. (“Grafton”), a Virginia corporation, perfected a manual system of outcomes developed by Dr. Lisa Marshall and James Gaynor, that re-invented utilizing cloud computing and the internet.  In March 2014, ProEventa, Inc. (a Latin word meaning, “Good Outcomes”), and wholly-owned subsidiary of Grafton, was formed, and began marketing the software based on rights granted by Grafton. REBOOT™ (“REBOOT™”), an acronym for Reliable Evidence-Based Outcomes Optimization Technology, is the behavioral health platform, and was developed to provide goal obtainment through mastery of skills in a customized and fully automated data analysis and intervention model.

The technology is supported by applied behavioral analytics and over 25 years of efficacy studies and reduction to practice at Grafton, combined with over $3.75 million-dollar invested to transition the system to a cloud-based platform with mobile applications.

Goal Mastery 18

In 2004, Grafton Health’s CEO, Jim Gaynor, asked his leadership team to provide the percentage of goals clients at Grafton mastered annually overall and within specific programs and services. While observations and anecdotal reports from Grafton providers and stakeholders indicated clients were showing improvement in their identified goal areas, there was not a system in place to provide an actual goal mastery rate. Out of this request, Grafton’s “Goal Mastery Initiative” was created.

The goal mastery process was designed to provide a structured and sustainable system to identify, monitor, and evaluate client progress and to embed data-based decision-making into the transdisciplinary treatment and instruction planning. There are several steps to this process: (1) conducting a thorough assessment of the individual’s strengths and needs, (2) writing goals that are functional, measurable, and specific to the needs, (3) collecting data, typically on a weekly basis, (4) graphing data and comparing them to a Minimum Growth Line, (5) determining level of progress according to a specific standard, and (7) providing a reporting mechanism to identify goal mastery rates at all levels within the organization. When the data trend indicates the goal is not on track for mastery, six primary decision-support factors (Six M’s) are explored to help the transdisciplinary team evaluate the situation and make recommendations for changes to treatment and instruction. After an initial baseline goal mastery rate of 35% when this initiative first started and progressive increases over the year, Grafton has maintained a goal mastery rate at or above 80% for the past several years.

The Company has licensed the improved REBOOT™ technology platform for systems integration into the diagnostics and remote patient care systems.  The next step in the Company’s commitment to data-based decision-making is the introduction of website and mobile technology to support the goal mastery process. The REBOOT™ technology will be made available to organizations, individual providers, and family members who want to effectively track individuals’ progress and use the Company’s evidence-based process for increasing goal mastery.

Ultimately, through the goal mastery process and the deployment of REBOOT™, the Company will continue to provide individuals with the support they need to make meaningful and sustainable improvements in their functioning and quality of life.

Product Strategy

The patented feature set of the REBOOT™ platform allows it to provide progressive-predictive analytics and goal optimization intelligence on concurrent and compounding goals for an individual or group of people. Its’ utility is broad and has use cases in many vertical growth markets.

The product strategy is to enter the market through the healthcare initiative of the Company’s remote patient care and diagnostics divisions. The integration of REBOOT™ is a key differentiating advantage within the remote patient care market.  The software can be harnessed to assess and prioritize patient goals, provide interventions, track behavioral data and provide meaningful feedback toward goal obtainment, as well as real time decision support with robust progress reporting. The resulting decision and patient support, combined with the remote patient care and diagnostics technologies, make for a technology advantage and a feature set that is designed to take away market share from competitors and capture new client accounts in healthcare field focused on doctors, nursing operations, and hospitals.

The technology can be marketed through user licensing or enterprise licensing contracts within the healthcare market, in both platform and supported mobile applications, including the Company’s application known as COMPASS™ (“COMPASS™”).

The Company believes that healthcare organizations for the first time will have the opportunity to “scale” their patient adherence programs while having visibility into its effectiveness and bottom-line impact. Individual users will have a goal wizard, virtual coach and rules engine that will help create a path toward wellness. With personalized analysis, decision support and “goal” mastery feedback, the individual will be primed, guided and motivated to adhere to their treatment plan.

REBOOT™ is also applicable to many vertical markets outside healthcare.  The short-term strategy is to monetize the patented technology in healthcare, and license to non-competitive companies within other market verticals. The Company is assessing and prioritizing the licensing prospects.  The management team is also monitoring and identifying patent infringement, and some, already identified, are being assessed for licensing value.

18 Grafton Integrated Health Network®

Behavioral Healthcare Industry

Per a Behavioral Health Services 2016 Report by Capstone Partners, the demand for behavioral health services will continue to grow due to increased awareness and affordability of mental health and substance abuse treatment options. According to the Substance Abuse and Mental Health Services Administration (“SAMHSA”), expenditures on mental health and substance abuse treatment are estimated to have reached $239 billion in 2014. By comparison, expenditures only totaled $42 billion in 1986 and $121 billion in 2003. More specifically, revenues generated by the substance abuse treatment industry reached an estimated $29.8 billion in 2015, a 3.5% growth over the prior year and 2.9% annual growth rate since 2006. Industry revenues are expected to grow 2.6% annually to reach $33.9 billion by 2020. There are a variety of factors that impact growth of the substance abuse treatment market, including development of new treatments, drug availability and healthcare reform.

Industry Drivers

Increased Exposure to Drugs and Alcohol

In the United States, illicit drug use and alcoholism have grown significantly among all age groups due to increased availability of prescription drugs and medication. This has resulted in an unfortunate trend of increased prescription medication abuse by secondary school and college-aged young adults.

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

Based on new government data, as of 2017, 1 in 45 children in the United States, aged 3-17, have autism. This is up from only 1 in 150 children back in 2000.

Research firm, Market Data’s March 2018 report entitled, “The U.S. Autism Treatment Market,” states that market data analysts estimate that there are currently 1.4 million American children with autism. Another 700,000 adults have autism, having “aged out” of children’s programs, and, 81% of autistic children are male.

The total annual costs for children with Autism Spectrum Disorder (“ASD”) in the United States in 2017 were estimated to be between $11.5 billion and $60.9 billion - a significant economic burden.

Insurance coverage is a problem, but the share of children with access to insurance coverage is expected to increase from the 36% level today. In addition, the number of self-funded private employers covering autism treatment continues to grow.

Autism Treatment Options

In the past, it was thought that the best way to treat the symptoms of autism was to medicate. Data suggest that approximately 58% of patients with a diagnosis of childhood autism receive some type of pharmaceutical treatment. However, this segment of the market has been shrinking in value as concerns continue over the side effects of commonly used drugs.

Today, this attitude is changing, as Applied Behavior Analysis (“ABA”) programs have become more widespread and have displayed good outcomes. There are basically three types of ABA program providers: brick and mortar centers, community providers, and in-home therapists.

Many autism treatment organizations, and some of the largest competitors, are located in California. This is due to the fact that funding for treatment programs has been in place there since the 1990s, prior to the insurance mandates that were later put into place.

Market Opportunities

With healthcare costs continuously on the rise, REBOOT™ is positioned to be unique as an evidenced based, cost-effective approach in improving patient care.  The selection of the healthcare market as the Company’s focal effort is a choice based upon the market size and market demand for outcomes improvement across the market that is both target rich and highly scalable.

•An estimated one in four adults (about 60 million Americans) experiences mental illness in a given year.19

•About 14 million people live with a serious mental illness.20

•Approximately 20% of youth ages 13 to 18 experience severe mental disorders in a given year. 19

•7% of American adults live with major depression. 20

•An estimated 18% of American adults live with anxiety disorders (e.g., panic disorder, OCD, PTSD). 19

•About 9 million adults have co-occurring mental health and addiction disorders. 19

•20 million Americans suffer from substance abuse. 19

In addition, there is a critical mental health provider shortage creating significant access to care issues:

•Only 40% of Americans with mental illness report receiving treatment. 19

•One mental health provider exists for every 790 individuals. 21

•Approximately 4,000 Mental Health HPSA (professional shortage areas) exist which is based on a psychiatrist to population ratio of 1:30,000 -- meaning it would take approximately 3,000 additional psychiatrists to eliminate the current mental health HPSA designations. 22

•A report to Congress found that 55 percent of the nation’s 3,100 counties have no practicing psychiatrists, psychologists or social workers. 23

There exists an abundance of opportunities for the Company that are focused on the use of the patented REBOOT™ technology. The market opportunities currently being pursued for REBOOT™ include, but are not limited by:

•Integration within Parallax’s remote patient care platform for goal obtainment and mastery within healthcare operations.

•Integration within Parallax’s COMPASS™ mobile smartphone applications targeted at and focused on specific user applications including, but not limited to, remote patient care, doctor decision support, patient empowerment, population health, ASD (Autism), chronic disease management and hospital readmissions reduction.

•Development alongside the SPARKS Mobile, Parallax’s patented handheld POC analyzer, featuring immunoassay blood testing and FDA-cleared tests, to enable a complete suite of platform-based offerings for medical practitioners, including individual doctor’s offices, doctor groups, accredited nursing, and hospital operations.

Management is seeking additional opportunities with or in the study of the following markets:

•Environmental

•Economic

•Healthcare

•Enterprise licensing

•E-learning applications

•Professional sports

•Fitness

Management is also in the process of identifying the comprehensive patent landscape, and determining the best course and greatest value accretion in the prospective markets that will be approached through the patents and intellectual property licensing, including the market values related to patent infringement and outbound licensing opportunities centered around REBOOT™ as well as the adjacent assets held by Parallax.

19https://www.nami.org/learn-more/mental-health-by-the-numbers

20http://www.lb7.uscourts.gov/documents/12-cv-1072url2.pdf

21https://khn.org/news

22https://www.kff.org

23https://www.jconline.com/story/news/2014/04/12/dire-shortage-of-psychiatrists-in-greater-lafayette-leaves-patients-waiting-months-for-help/7656745/

Autism Market 24

The U.S. autism treatment market was estimated to be valued at $1.85 billion as of 2016, growing to $1.87 billion last year. Market data forecasts 3.9% average yearly growth, to $2.23 billion by 2022. This could be conservative, as insurance coverage is improving. In addition, venture capital firms are starting to take notice of investment opportunities in this market.

The average ABA center grosses about $821,000, and many are non-profit organizations. Many programs now have waiting lists, and there is a shortage of qualified supervisors.

Nine large multi-site ABA program providers operate an estimated 296 brick and mortar centers, and employ thousands of therapists. Together, they account for about $390 million in revenues, representing a 38% market share of ABA programs.

Revenues of ABA programs are estimated to generate $1.07 billion in revenues in 2018, outpacing sales of prescription drugs used for autism symptoms.

Competitive Landscape

Parallax competes with other technology consulting companies, which provides the Company with key technological advantages over the competing companies in the remote patient care and diagnostics markets. Within licensing, Parallax competes with other value-based contracting and technology companies like Oracle, Accenture and IBM, that have taken the same systems integration go-to-market approach.

Intellectual Property (Behavioral Health)

The Company, through an Intellectual Property Purchase Agreement with ProEventa, Inc., acquired all rights, title and interest in and to the patent entitled “Platform for Data Driven Outcomes.” The patent has been granted in the U.S. under patent #10,061,812, and applications have been filed worldwide. It has been published in the UK under filing GB2526749. A third filing is pending issuance in Australia.  Along with the patents, the Company acquired the technology platform referred to as Reliable Evidenced Based Outcomes Optimization Technologies, or REBOOT™, a technology platform specifically designed to improve health treatment outcomes using proprietary applied behavioral analytics technology systems.

For more information on these patents and patent applications, please see “INTELLECTUAL PROPERTY SUMMARY” section below.

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

The HIPAA regulations also have a unique impact on the Company, as they impact the management and controls of the data it collects and encounter throughout the Parallax operations.  Also, the state and local governments’ Medicare and Medicaid payments and reimbursements require consistent and diligent management, both in following the advantageous changes in the move towards connected healthcare and greater reimbursements.  There are also regulations and requirements with each approved connected healthcare treatment.  Lastly, there are American Medical Association regulations over U.S. medical practices that affect how the Company’s business is operated, requiring both compliance and alignment with its customers, who require unique reporting and other data and service-related processes as a result of these, and other, regulations.

Principal Suppliers

As of December 31, 2018, the principal suppliers for the Behavioral Health platform were:

•Amazon Web Services, Seattle, WA	HIPAA-compliant secure server environments for hosting and management of REBOOT™ and COMPASS™.
•La Frontera’s Empact Suicide Prevention Center, Tempe, AZ	Largest CARF-certified behavioral health suicide prevention call center in United States.

The Company relies upon these suppliers to provide the majority of the delivery of its behavioral health platform products and services.  The services are web-based and although the Company relies on these vendors, it can also hold them accountable, receive volume-based pricing, discounts and partnership advantages through the competition of its suppliers. The Company has the ability to change vendors at any time in all service and product lines. Further, the Company is working towards the elimination of its reliance on software and hardware providers related to its in-home behavioral health offerings and services.

24https://blog.marketresearch.com/autism-treatment-programs-are-growing-a-1.8-billion-market-in-the-u.s

INTELLECTUAL PROPERTY SUMMARY

The Company retained the services of the Intellectual Property Network (“IPN”) to provide Intellectual Property protection recommendations for all of Parallax’s Intellectual Property, open patent applications and products, both domestically and internationally. IPN is owned and controlled by Paul Arena and Nathan Bradley, who are officers of Parallax. IPN informs the Company and its shareholders of the accurate and current state of the commercial patented coverage and, where possible, identifies the existence of novel and patentable inventions present in the current innovation initiative.  IPN concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect Parallax’s inventions and innovations.

Patents, Patent Applications, Exclusive Licenses and Patent Portfolio Overview

I.The Company, through a License Agreements with Montecito BioSciences, Ltd., acquired the worldwide exclusive rights to sub-license, sell, have sold, make, have made, develop, have developed, further develop and modify, or to have further developed or modified, within the field of use set forth in the agreement, the following patents and/or patents pending:

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

This Patent and pending application(s) cover the Company’s SPARKS Mobile hand-held analyzer, which is used in conjunction with the Target System test cartridges. The hand-held Target Analyzer device is capable of housing and analyzing two assay cassettes, and optionally features wired or wireless data transfer and multiple data acquisition components including a keypad, a touch-pad, a barcode wand and / or a finger print reader.  On August 23, 2013, the Company was notified that its Chinese Patent Application No. 200780039901.X “Portable Apparatus for Improved Sample Analysis” had been granted by the States’ Intellectual Property Office of the Peoples Republic of China. Patents were also issued in Hong Kong and Macao.  The Company filed in India under a New Indian Patent Application based on the PCT Application No. PCT/US2007/082499 The case is currently pending.

Following is the family of cases under Patent 8,920,725 and 9,170,258:

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.60/863,241United States10/27/2006ProvisionalN/AN/A - continued under 1a

1a.11/924,033 [1]United States10/25/2007AbandonedN/AN/A - continued under 1b

1b.13/248,307United States09/29/2011Granted12/30/20148,920,725 B2

1c.14/553,011United States11/25/2014Granted10/27/20159,170,258 B2

1d.CN101558302China10/25/2007Granted08/23/2013CN200780039901.X

1e.HK2010010103654Hong Kong10/25/2007Granted03/28/2014HK1137813

1f.MO J/001298Macau10/25/2007Pending

1g.IN785/MUMNP/2009India10/25/2007Pending

[1]Patent Application US11/924,033 is being prosecuted worldwide.  The now abandoned EPO Application No. 07854420.2 was filed in the following designee countries: Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Liechtenstein, Turkey and the United Kingdom.

2. Application 14/492,641 - “Method for Determining the Immune Status of a Subject”

The present invention, whose application has been abandoned, is a method for using levels of soluble Clusters of Differentiation (CD) proteins, or cell surface-localized CD proteins extracted from T lymphocytes for determining the immune status of a subject. The present invention also a kit containing a CD protein extraction means and at least one antibody which specifically binds a CD protein for use in carrying out the method of the invention. This family of cases covers a technique and kit for assessing immune status, e.g., in HIV patients, based upon the amount of soluble or surface-localized CD3-CD4, and / or CD8 protein present in a patient sample. This method and kit are an alternative to conventional cell sorting technologies and is owned by Montecito BioSciences, Ltd.

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

5. Application 14/786,282 – “Flow Through Testing System with Pressure Indicator”

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

5a. US14/786,272 – “Flow Through Testing System with Pressure Indicator”

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

1.Application 14/212,429 – “Platform for Optimizing Data Driven Outcomes”

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

This patent application covers the intellectual property known as “REBOOT™”, which stands for “Reliable Evidence Based Outcomes Optimization Technologies,” a structured, scalable and sustainable software system used to identify, monitor, and evaluate a single user or an entire organization's progress towards mastery of any achievable task, objective or goal.

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

Expired Patents

The Target System and certain of its related components were previously issued patents by the USPTO.  The following previously-issued patents have expired:

Patent #	Description	Date Filed in US	Date Expired
US4,748,042	Target ringing and spotting machine (method and apparatus for imprinting membrane with pattern of antibody)	May 31, 1988	May 31, 2008
US4,797,260	Target cassette (antibody testing system)	January 10, 1989	January 10, 2009
US5,137,691	Target cassette with removable air gap (antibody testing system with removable air gap)	August 11, 1992	August 11, 2012

Trademarks

The Company will also utilize trademark applications to protect its Intellectual Property that may not be suitable for patent protection. Unlike patent applications, which in many cases must be filed in advance of a particular date, there is no specific date by which a trademark application must be filed. Instead, the time constraint is in a different direction. In the United States, an ordinary so-called “use” trademark application can only be filed after the goods or services have been in interstate commerce.

Facilities

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401, with operations during 2017 at 465 N. Roxbury Drive, Beverly Hills, CA 90210. The Company’s Beverly Hills location was closed in December 2017. The Company’s telephone number is (310) 899-4442 (phone) and (888) 899-3966 (fax).

For additional information on the leased properties in Beverly Hills, CA, see “ITEM 2. PROPERTIES“ section contained within this annual report.

Employees

As of December 31, 2018, the Company had 6 employees, exclusive of its directors and executive officers.

The Company currently has 6 employees, exclusive of its directors and executive officers.

Research and Development

The Company incurred $74,000 and $0 in expenditures during 2018 and 2017, respectively, relating to the research and development of its proprietary medical technology, including costs for patent consultants and filings, and costs incurred to develop new products.

Reports to Security Holders

The Company is not required to deliver an annual report to its stockholders, but will voluntarily send an annual report, together with its annual audited financial statements upon request. The Company is required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. The Company’s Securities and Exchange Commission filings are available to the public over the internet at the SEC's website at www.sec.gov.

The public may read and copy any of the Company’s materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the site is www.sec.gov.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 1327 Ocean Avenue, Suite B, Santa Monica, CA 90401.  The pharmacy operations located at 465 N. Roxbury Drive, Beverly Hills, CA 90210 ceased operations in December 2017, and the space was vacated in January 2018.  As of December 31, 2018, the Company sub-leases the Santa Monica space for approximately $5,600 a month.  This space is sufficient to meet its needs at December 31, 2018.  However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

Dispute with Landlord-Beverly Hills, CA

Upon the completion of the acquisition of RoxSan Pharmacy, Inc., in August 2015, the Company became aware that the former owner, Shahla Melamed (“Melamed”), among other things, failed to properly notify the landlord or the Roxbury Drive property owners (the “Lessors”) of the change in ownership of the pharmacy, as required in the lease agreements.  Subsequently, in an effort to unwind the  acquisition of the pharmacy, Melamed attempted to undermine the Company’s efforts to obtain any lease assignment or new lease from the Lessors.  As a result, no lease assignments or lease agreements were made as of December 31, 2017, and the Company vacated the space in January 2018.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.  The Company knows of no material, existing or pending legal proceedings against it, nor are the Company involved as a plaintiff in any material proceeding or pending litigation, beyond those defined below.  There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest that is adverse to the Company’s interests.

Dispute with Former Owner of RoxSan

In October 2015, shortly following the Company’s acquisition of RoxSan, Shahla Melamed (“Melamed”), initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702.

In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015, Purchase Agreement. During the proceedings, Melamed also contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed on behalf of Parallax.  As a result, the Court split the action into two separate rulings: (1) Rescission Phase and (2) Accounting Phase.

•Action No. SC 124873-Rescission Phase:

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

Final Ruling:  On March 17, 2017, the Court ruled in favor of Parallax, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

•Action No. SC 124873-Accounting Phase:

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

Draft Ruling: On July 24, 2017, in the Matter, action No. SC124873, the Company was notified that the results of the reconciliation review performed by third-party adjudicator were in favor of the Company in the amount of $412,948.  Melamed objected to the adjudicator’s findings, and a final hearing was held in January 2019.  A final judgment is pending for the Court’s decision on the exact monies owed by Melamed to Parallax.

•Action No. SC125702:

In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.  A trial date is pending.  In January 2019, Melamed requested mediation and is seeking settlement.

•Action No. SC 124898:

The Company has initiated legal action against Melamed and filed a complaint, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al.  The complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business. A trial date is pending.  In January 2019, Melamed requested mediation and is seeking settlement.

As part of the Company’s pleadings to the courts, the Company has presented the following matters:

•Purchase Price Dispute

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

Included in the false representations made by the former owner were prescription revenues in excess of $8 million (and $16 million prior to the change in ownership) related to workers compensation claims that the former owner warranted as collectible.  The insurance claims related to these prescriptions, which originated from and were provided to the pharmacy by the former owner's direct family members, were investigated by a third-party expert retained by Parallax, and the claims were substantially identified as fraudulent.  The former owner's family member has been indicted by the Department of Justice for among other things, insurance fraud.

In addition, management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of Acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management has determined that the purchase price and related promissory note of $20.5 million does not fairly represent the fair market value at the date of purchase.  We, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.  The discount was amortized over the term of the promissory note.

The valuation performed does not include the effects of any liabilities the former owner omitted or damages caused to the Company as a result of the former owner and her immediate family members connected to the Pharmacy.

•Control of Funds Dispute / US Postal Interference

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

The former owner continued to interfere in the transference of control of the Pharmacy by submitting change of address forms to the US Postal Service, wherein the former owner diverted the Pharmacy mail to her home address.  Once this was discovered and rectified with the post office, the former owner filed another change of address to divert mail to a post office box.  During these periods of time, the former owner received check payments and negotiated the checks by opening up a bank account utilizing a DBA, “Roxsan Pharmacy.”  The Company was able to identify some of the checks the former owner negotiated by directly contacting the payer and receiving copies of the cancelled checks, with the former owner's signature endorsement and account number on the check.

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Court”).  Mr. Timothy Yoo was appointed trustee (“Trustee”) on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to Parallax.  The Chapter 7 bankruptcy proceeding by RoxSan Pharmacy, Inc. was fully discharged and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

Disputes with Former Executives

•Action No. CV2017-052804

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

On October 8, 2018, the Company reached a settlement with Mr. Engert, subject to the release of the bankruptcy Trustee in the RoxSan matter.  On January 22, 2019, the Trustee filed a “No Assets” report with the bankruptcy Court.  The order was released by the court and the settlement agreement is being concluded.

•Action No. BC700070

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

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the OTC Markets under the trading symbol PRLX.QB. The following table sets forth the high and low bid prices for the Company’s Common Stock per quarter as reported by the OTCQB for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2018	$0.11	$0.08
September 30, 2018	$0.13	$0.13
June 30, 2018	$0.21	$0.15
March 31, 2018	$0.24	$0.16
December 31, 2017	$0.11	$0.10
September 30, 2017	$0.24	$0.22
June 30, 2017	$0.21	$0.21
March 31, 2017	$0.24	$0.20

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

Record Holders

The Company’s Common Stock is issued in registered form. Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121 (Telephone 801-274-1088, Facsimile 801-274-1099) is the registrar and transfer agent for the Company’s Common Stock.

As of December 31, 2018, pursuant to Action Stock Transfer Corp., the Company’s shareholders' list showed 116 registered shareholders and 143,798,141 shares of Common Stock outstanding. The total shares of Common Stock outstanding does not include 14,315,000 shares to be issued, of which 375,000 are in Common Stock awards and purchases, 6,070,000 are debt conversions, 2,370,000 are in connection with debt settlements, and 5,500,000 which were unvested at December 31, 2018.

As of December 31, 2018, an aggregate of 1,013,691 shares of the Company’s Preferred Stock were issued and outstanding and are held by 10 shareholders. All 823,691 shares of Series A Preferred Stock and 40,000 shares of Series B Preferred Stock are convertible into the Company’s Common Stock at a conversion rate of 20 shares of Common Stock for each share of Preferred Stock held. Shares of Series C Preferred Stock are convertible into the Company’s Common Stock at a conversion rate of 41.67 shares of Common Stock for each share of Preferred Stock held.  Shares of Series B and Series C Preferred Stock include 50% warrant coverage (see Warrants).

Dividends

The Company has never declared or paid dividends on its Common Stock, nor does the Company anticipate paying dividends on its Common Stock in the foreseeable future.  Instead, the Company anticipates that all of its earnings, if any, will be used or the operation and growth of its business.  Further, any credit agreement the Company may expect to enter into may restrict its ability to pay dividends or make distributions to its stockholders.  Any future determination to pay dividends will be at the discretion of the Board and will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law and other factors as the Board deems relevant.

Dividends are payable semi-annually on the Company’s Series A Preferred Stock at a rate of 7% per annum, 10% per annum on Series B Preferred Stock, and 8% per annum on Series C Preferred Stock.  Dividends may be paid in kind, at the option of Parallax, to the extent that if the Company is not legally permitted to distribute cash dividends, the Company shall pay dividends in the form of shares of Preferred Stock equal to the amount of the dividend. No dividends have been declared on the Company’s Preferred Stock. Dividends in the amount of $362,252, representing cumulative dividends on Parallax’s Preferred Stock, were in arrears as of December 31, 2018.

Equity Compensation Plan Information

In 2015, the Board adopted and approved the 2015 Incentive Compensation Plan (“the 2015 Plan“), wherein ten million (10,000,000) shares of restricted Common Stock were reserved for issuance. The 2015 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2015 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the Board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options.

In 2016, the Board adopted and approved the 2016 Incentive Compensation Plan (“the 2016 Plan“), wherein ten million (10,000,000) shares of restricted Common Stock were reserved for issuance. The 2016 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2016 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the Board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options.

As of December 31, 2018, the Company has granted options to purchase an aggregate of 18,060,000 shares of its Common Stock, net of options exercised, expired and forfeited. In connection with the options granted, a total of $3,051,306 has been recorded as deferred stock option compensation, of which $1,082,970 was expensed in prior years, and $572,870 was expensed in 2018.  There remains $1,395,466 in deferred stock option compensation to be expensed over the next twenty-one (21) months.

Warrants

In connection with 823,691 shares of Series A Preferred Stock issued and outstanding as of December 31, 2018, the 15,262,491 underlying warrants have expired.

In connection with 40,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2018, the Company issued warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.75 per share for a period of two (2) years.

In connection with 150,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2018, the Company issued warrants to purchase 3,125,000 shares of Common Stock at an exercise price of $0.25 per share for a period of three (3) years.

In connection with certain convertible promissory notes issued in 2018, the Company issued warrants to purchase 25,000 shares of Common Stock at an exercise price of $0.25 per share for a period of three (3) years.

In connection with certain consulting agreements entered into in 2018, the Company issued warrants to purchase 450,000 shares of Common Stock at an exercise price of $0.25 per share for a period of three (3) years.

In connection with certain related party convertible promissory notes issued in 2018, as amended, the Company issued warrants to purchase 1,688,750 shares of Common Stock at an exercise price of $0.10 per share for a period of three (3) years.

In connection with certain convertible promissory notes issued in 2018, as amended, the Company issued warrants to purchase 6,000,000 shares of Common Stock at an exercise price of $0.10 for a period of three (3) years.

In connection with a certain consulting agreement entered into in 2018, the Company issued warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.001 for a period of five (5) years.

In connection with a certain consulting agreement entered into in 2018, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $0.25 for a period of three (3) years.

In connection with certain convertible debentures issued in 2018, the Company issued warrants to purchase 600,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years.

In connection with a certain consulting agreement entered into in 2018, the Company issued warrants to purchase 75,000 shares of Common Stock at an exercise price of $0.01 for a period of two (2) years.

In connection with 10,000 shares of Series B Preferred Stock, the 100,000 underlying warrants expired December 2, 2018.

As of December 31, 2018, the Company had 19,668,750 warrants issued and outstanding.  The number of shares of Common Stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its Common Stock or other securities during the year ended December 31, 2018.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the current period, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

On January 11, 2018, pursuant to a resolution of the Board, the Company issued 6,000,000 shares of its restricted Common Stock to certain officers and directors.  The shares were purchased at par, or $0.001 per share, for  $6,000, of which $1,000 was cash and $5,000 was stock compensation.

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

In May 2018, in connection with certain senior secured promissory notes, the Company issued 890,000 shares of its restricted Common Stock to the note holders as a form of interest.  The shares were valued at $89,000, of which $62,583 was expensed, $11,417 was deferred, to be amortized over the term of the notes.

On June 30, 2018, in connection with the exercise of certain employee stock options, the Company issued 846,051 shares of its restricted Common Stock at a conversion rate of $0.05 per share.  The shares were issued on a cashless basis, resulting in a net value of $269,325.

On July 28, 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted Common Stock to the note holders as a form of interest.  The shares were valued at $15,000.

In August 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted Common Stock to the note holders as a form of interest.  The shares were valued at $44,000.

On August 10, 2018, in connection with the Company’s convertible Series C Preferred Stock (“Series C Shares”) equity offering, an accredited investor was issued 20,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $100,000.

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

On September 30, 2018, in connection with certain convertible debt in the amount of $50,000, the Company issued 625,000 shares its restricted Common Stock at a conversion rate of $0.08 per share.  As a result, $49,375 was recorded to paid in capital.

On September 30, 2018, in connection with the Company’s Series C Shares equity offering, three officers were issued an aggregate of 90,000 Series C Shares at a price of $5.00 per share, in exchange for debt in the principal sum of $450,000.

On November 1, 2018, in connection with a certain consulting agreement, the Company issued 600,000 shares of its restricted Common Stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $85,500, and vest monthly over the term of the agreement.

As of December 31, 2018, a total of $3,272,500 in deferred stock compensation was recorded, of which $1,028,498 was expensed in prior years, and $1,095,193 was expensed in 2018.  There remains $1,148,809 in deferred stock compensation as of December 31, 2018, to be expensed over the next thirty (30) months.

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or the future financial performance of Parallax Health Sciences, Inc. (“Parallax” or the “Company”), and include statements made by the Company regarding pharmaceutical insurance reimbursements, state licenses, product development and obtaining FDA clearances. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors” that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Unless otherwise specified, all dollar amounts are expressed in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “Common Stock” refer to the common shares; and “Preferred Stock” refer to the preferred shares; of the Company’s capital stock.

You should read the following discussion of the Company’s results of operations and financial condition with the consolidated financial statements and related notes included elsewhere in this annual report. The Company intends for this discussion to provide you with information that will assist you in understanding the Company’s financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes.

NOTE: The following sections of this report and any further reference made to “the Company”, “we”, “us”, “our” and “Parallax “ shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., unless otherwise indicated. The Company’s former wholly-owned subsidiary, RoxSan Pharmacy, Inc., was derecognized effective May 14, 2018. (See “RoxSan Pharmacy” and “Legal Proceedings” sections contained within this annual report.)

Corporate History

The Company was incorporated in the State of Nevada on July 6, 2005.  On November 1, 2012, we, formerly Endeavor Power Corporation, and its wholly-owned subsidiary Endeavor Holdings, Inc., a Nevada corporation, entered into an Agreement and Plan of Merger with Parallax Diagnostics, Inc., a Nevada corporation (“Parallax Diagnostics”), whereby Parallax Diagnostics became a wholly-owned subsidiary.  On January 9, 2014, the Company changed its name to Parallax Health Sciences, Inc. (“Parallax”).  (OTCQB.PRLX)

The Parallax business was founded on the Company’s point of care diagnostic business, Parallax Diagnostics, Inc., in 2010, when the Company acquired the right, title, and interest, through an exclusive license with Montecito BioSciences, Ltd. (“MBS”), to develop, manufacture and commercialize the Target System, an immunoassay point-of-care diagnostic testing system. Concurrently, through an Assignment Agreement with MBS, the Company acquired the right, title, and interest to twenty-five (25) FDA-cleared tests in the area of infectious disease, medical conditions, drugs of abuse, cardiac and pregnancy, that are designed to be utilized with the Target System.

In August 2015, the Company acquired RoxSan Pharmacy, Inc. (“RoxSan” or the “Pharmacy”).  In December 2017, the Pharmacy ceased operations, and in May 2018, RoxSan filed a Chapter 7 bankruptcy petition.  See “Dispute with Former Owner of RoxSan” below.

On August 31, 2016, the Company entered into an agreement with Qolpom®, Inc., an Arizona corporation in the remote healthcare monitoring and telehealth business (“Qolpom®”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property.  The agreement was fully executed on September 20, 2016, and the transaction was completed. The consideration for the acquisition resulted in a fair market value of $290,000, and goodwill of $785,060.  In addition, the agreement included contingent royalties and revenue sharing for future revenues generated from the Qolpom® technology. The Qolpom® name was later changed to Parallax Health Management, Inc. (“PHM”).

On March 22, 2017, the Company formed Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation and wholly-owned subsidiary, and on April 26, 2017, completed the asset acquisition of 100% of certain intellectual property (“Intellectual Property”) from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”). Pursuant to the ProEventa Agreement, the initial consideration for the Intellectual Property was paid to ProEventa in the form of a stock purchase agreement to purchase 2,500,000 shares of the Company’s Common Stock for $2,500, resulting in a net cost for the Intellectual Property of $622,500.  In addition, the Agreement included conditional contingent royalties and revenue sharing for future revenues generated from the Intellectual Property.

On September 20, 2018, the Company formed Parallax Communications, Inc, a Delaware corporation and wholly-owned subsidiary of Parallax Health Management, Inc.

Changes in Management

On April 6, 2017, the Company’s board of directors (the “Board”) elected Mr. J. Michael Redmond as Chairman, to serve until the next annual meeting of the shareholders, in accordance with the Company’s bylaws, and/or until his successor is duly appointed, or a resignation is duly tendered.

Effective July 6, 2017, the Board caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of Parallax and RoxSan Pharmacy, Inc.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Board and the board of directors of the Company’s wholly-owned subsidiaries, Parallax Health Management, Inc. and Parallax Behavioral Health, Inc.

On July 26, 2017, Mr. Jorn Gorlach resigned as a member of the Board.  This resignation did not involve any disagreements with us.

On June 4, 2018, Mr. Anand Kumar resigned as a member of the Board.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeded him; and agreed to serve as a member of the Board until the next annual meeting of the shareholders and/or until his successor is duly appointed.

Dispute with Former Owner of RoxSan

On August 13, 2015, the Company completed the acquisition of RoxSan Pharmacy, Inc. (“RoxSan” or the “Pharmacy”).  Shortly thereafter, the Company's management and the former owner (“Former Owner” or “Melamed”) clashed over control of the RoxSan Pharmacy business operations and bank accounts.

•Purchase Price Dispute

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

In addition, management engaged a third-party to perform a valuation of the pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management determined that the purchase price and related promissory note of $20.5 million did not fairly represent the fair market value at the date of purchase.  The Company, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range of as a conservative measure. The discount was amortized over thirty-six months.

The valuation performed does not include the effects of any liabilities the Former Owner omitted or damages caused to the Company as a result of the Former Owner and her immediate family members connected to the Pharmacy.

•Control of Funds Dispute / US Postal Service Interference

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

The Company retained the services of a forensic Workers Compensation fraud specialist to determine the legitimacy of the pre-Close Workers Compensation revenues and related insurance claims.  As a result of this forensic review, it was determined that these claims were essentially valueless.  As a result of these findings and undisclosed changes to the cash flow and quality of earnings that represented a majority of the revenue of the Pharmacy, the Company’s Board deemed it necessary to demand a reduction in the terms of the Sale and Purchase Agreement to more accurately reflect the true valuation of RoxSan.  This was met with resistance on the part of the Seller.

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

•Rescission Phase  -  Final Ruling:  On March 17, 2017, the Court ruled in favor of the Company, and issued that Melamed is not entitled to rescission of the Purchase Agreement.  The ruling of the Court stated that no fraud on the part of the Company or its principals had been demonstrated.  The Court further ruled that there had been no failure of consideration, and that Melamed’s entry into the Agreement was not a result of a unilateral mistake on the part of Melamed.  The Minutes of the Ruling were entered by the County Clerk on March 17, 2017.

•Accounting Phase  -  Draft Ruling: On July 24, 2017, in the Matter, action No. SC124873, the Company was notified that the results of the reconciliation review performed by third-party adjudicator were in favor of the Company in the amount of $412,948.  Melamed objected to the adjudicator’s findings, and a final hearing was held in January 2018.  A final judgment is pending for the Court’s decision on the exact monies owed by Melamed to the Company.

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

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Court”).  Mr. Timothy Yoo was appointed trustee (“Trustee”) on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to Parallax.  The Chapter 7 bankruptcy proceeding by RoxSan Pharmacy, Inc. was fully discharged and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable.  The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability.

As a result of the loss of financial control of RoxSan, the Company derecognized the subsidiary as of September 30, 2018. The derecognition resulted in a gain of $4,478,268. The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

Disputes with Former Executives

On March 9, 2017, Mr. Dave Engert filed a lawsuit in Arizona and then on or about May 5, 2017, Mr. Engert, changed the venue and filed suit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims included possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.  On October 8, 2018, the Company reached a settlement with Mr. Engert (the “Engert Settlement”), subject to the release of the bankruptcy trustee in the RoxSan bankruptcy matter.  On January 22, 2019, the Trustee filed a “No Assets” report with the Court.  The order was released by the court and the settlement agreement is being concluded.

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

For additional information on these proceedings, see “ITEM 3. LEGAL PROCEEDINGS“ section contained within this annual report.

Extinguishment of Debt

As a result of the loss of financial control and derecognition of the subsidiary, RoxSan Pharmacy, Inc., the Company extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

In addition, management determined that there is no future sacrifice of economic benefit arising from certain debt previously recognized by the Company to transfer assets or provide services in the future.  As a result, certain notes and loans payable in the amount of $95,975, accrued interest in the amount of $56,892, and accounts payable in the amount of $284,714, has been extinguished as of December 31, 2018.

Description of Business

Parallax Health Sciences, Inc. is an innovative digital healthcare company headquartered in Santa Monica, California. The Company’s principal focus is to build and expand an integrated digital healthcare network with products and services that can provide remote communication, diagnosis, treatment, and monitoring of patients on a single proprietary platform. The Parallax Care™ system provides scalable connected products, services and actionable data integrated on a single interoperable platform.  The Company’s principal mission is to deliver solutions that empower patients, reduce costs and improve the quality of care through patented leading-edge technologies.

The Company has developed, acquired and licensed multiple platforms, proprietary and exclusive, that provide services and products across the healthcare continuum.  These platforms are designed to allow for multiple points of reciprocal consideration through innovative business models that provide patients with increased quality of services and products at reduced cost of time and money.  They also provide healthcare providers with increased access to their patients, the ability to deliver better and more efficient service and increase their income from the services they supply.

The Company believes that the Parallax Care™ products and services can provide solutions that mitigate rising costs, reduce waste in spending and the amount of unnecessary services, and increase the health and wellness of patients.  The Company’s endeavors to change the healthcare industry are strengthened by providing solutions to real problems facing healthcare stakeholders today.  The Company’s products and services have been developed, and are continuing to be developed, to address these issues now.

The Parallax Care™ technology-enabled digital healthcare system is structured with three separate divisions that can operate independently of one another, or integrate services to meet the various needs of the Company’s clientele: Optimized Outcomes, Connected Health and Smart Data.  Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the  Company value proposition as a whole.

•Optimized Outcomes

The Company’s REBOOT™ technology, an acronym for “Reliable Evidence-Based Outcome Optimization Technology,” is at the heart of the Company’s behavioral technology provides reliable evidence-based outcome optimization through a patented machine learning platform.  REBOOT™ has been specifically designed to improve health treatment outcomes through internet-based and mobile behavioral technology systems that enable its users and user groups to more effectively achieve goals within a prescribed timeline, with the potential to transform the cost of treating and managing chronic illnesses such as pulmonary-COPD-asthma, diabetes, and cardiovascular disease by effecting the modification of behavior in patients being treated for these chronic diseases.  The REBOOT™ technology, developed and commercially tested for over 5 years at a cost exceeding $4,000,000, provides reliable evidence-based outcome optimization through a patented machine learning platform delivered through:

•A cloud-based software system, scalable for use from one patient to over 100 million;

•A mobile application, COMPASS™, that is interchangeable from one disease to another, and one patient to another; and

•A stratification tool, WIZARD™, which was developed specifically to support scalability of the REBOOT™/ COMPASS™ platform.

REBOOT™ can be sold as a product line into certain defined verticals, independent of, or in combination with, the Company’s connected healthcare and data platforms, products and services.  The REBOOT™ technology is currently protected by patents issued in U.S., China, India, and Hong Kong and Macao.

•Connected Health

Fotodigm®

Fotodigm® is the Company’s patent-pending, integrated, interoperable, cloud-based platform, that allows for ease of use of the Company’s proprietary products and services and third-party Plug-n-Play interfaces. Designed with increased accessibility and accelerated adoption in mind, Fotodigm® enables patients and doctors to use a singular, integrated, interoperable platform for:

•Telehealth;

•Remote Patient Monitoring (“RPM”);

•Point-of-Care (“POC”) testing;

•Healthcare education services.

Fotodigm® provides simple, cost-effective, accessible and affordable products and services that deliver industry breakthrough advantages.  The Fotodigm® construct was developed to provide payers, patients and providers with the ability to choose and interchange their services, and be able to interchange where the healthcare practitioner deems it the best course of action.

•The Target System

The Target System is the Company’s proprietary diagnostic immunoassay testing platform and test cartridges designed for twenty-five specific FDA-cleared tests in areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions. The Target System is comprised of:

•the VT-1000, an FDA-cleared, clinically and commercially proven bench-top quantitative and qualitative immunoassay testing system specifically designed to reside in the primary care physician office;

•the SPARKS Mobile, a patented (US, China, India, Hong Kong and Macao) mobile testing system that incorporates the VT-1000 feature set with smartphone capabilities (to be completed before commercialization, includes design and build, then certification);

•25 FDA-cleared rapid tests in the areas of:

•Cardiac;

•Infectious diseases;

•Medical conditions;

•Drugs of abuse;

•Pregnancy.

The Target System has the capacity to test hundreds of conditions, and is to be offered to doctors for use at the doctors’ offices and at patients’ homes.

•Smart Data

Parallax’s Intrinsic Code™ is the Company’s unique Smart Data patient data collection and repository system.  Intrinsic Code™ not only identifies the traditional data from patients, but is also designed to provide actionable insights into the behavioral changes in patients, which has resulted in increased adherence to their medical regimens and pharmacologic therapies.  These insights are extremely valuable to pharmaceutical companies, as medication nonadherence creates false efficacy results of therapies in the manner in which they were designed, tested and provided regulatory approval upon. Payers are deeply concerned with the data on adherence to medical and medication therapy regimens, as it directly affects their financial performance.

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

Operating Segments

The Company’s current operations include the following business segments for financial statement presentation: Remote Patient Monitoring (RPM), Behavioral Health Services (BHS), and Corporate.

•Remote Patient Monitoring

Parallax has developed a distinctive technology platform that provides for the complete remote patient care delivery system: the patent-pending Fotodigm® platform, which utilizes proprietary software and technology to bridge clinical behavioral science with technology and logistics for payers, providers and clinical professionals across a variety of wellness and clinical devices, including both fitness and clinical applications. Fotodigm® is a secure and scalable platform for collecting, transmitting and analyzing biometric, pharmaceutical, and health data to healthcare providers, primarily hospitals, accredited nursing operations, and physicians using optical character recognition, otherwise known as “Machine Face Recognition” technology that is licensed from others.

The RPM segment generates revenues through fees charged for the license and utilization of its proprietary system that provides software integrations of the Fotodigm® platform.  Additionally, the RPM segment generates incremental revenues through the delivery of acute, post-acute and chronic health patient management software systems that enable Parallax customers to bill for and collect payments from patients and third-party payers for telemonitoring and remote services that they deliver.

•Behavioral Health Services

In April 2017, the Behavioral Health Services segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of December 31, 2018, the BHS segment had not yet begun full operations, generating limited test market sales.

•Diagnostics/Corporate

The Diagnostics/Corporate Segment supports the costs and operating expenses related to the continued development and exploitation of the Company’s proprietary Target System POS medical diagnostic and monitoring platform and processes.  In addition, the Diagnostics/Corporate Segment provides management and administrative services to support the Company and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, and corporate information technology and finance departments.

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2018 and 2017, which are included herein. The financial information of Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of December 31, 2018, the Company had total assets of $1,364,357 compared with total assets of $1,752,036 at December 31, 2017. The decrease in total assets of $387,679 is attributable to an increase in cash of $79, a decrease in accounts receivable, net of allowance for doubtful accounts, of $3,275, a decrease in current assets held for sale of $51,961, a decrease in intangible assets of $10,000, $120,620 of amortization related to intangible assets, and a decrease in noncurrent assets held for sale of $201,902.

As of December 31, 2018, the Company had total liabilities of $7,345,916 compared with total liabilities of $28,930,119 at December 31, 2017. The decrease in total liabilities of $21,584,203 is attributable to a decrease in accounts payable and accrued expenses of $393,210, an increase in short-term debentures of $755,627, an increase in related party short-term debentures of $428,132, a decrease in convertible notes payable of $445,000, an increase in related party payables of $375,153, a decrease in license fees payable of $460,000, an increase in royalties payable of $110,000, an increase in long-term debentures, net of unamortized discount, of $226,050, a decrease in unsecured notes payable of $95,975, a decrease in related party convertible notes payable of $100,000, repayments of secured notes payable of $9,245, a decrease in unamortized discount of $3,145,000, a decrease in long-term secured promissory notes of $20,500,000, and a decrease in liabilities subject to compromise of $4,620,735.

Results of Operations

The year ended December 31, 2018, compared to the year ended December 31, 2017

	For the year ended
	December 31, 2018	December 31, 2017
Revenue	$11,739	$94,937
Cost of sales	$20,339	$142,044
Gross profit (loss)	$(8,600)	$(47,107)
General and administrative expenses	$6,552,693	$3,997,512
Operating loss	$(6,561,293)	$(4,044,619)
Gain on disposal of subsidiary	$4,478,268	$––
Gain on extinguishment of debt	$23,215,862	$––
Discount amortization	$(2,806,050)	$(5,450,000)
Interest expense, net of income	$(1,213,069)	$(1,016,773)
Net income (loss) – continuing operations	$17,113,718	$(10,511,392)
Net income (loss) – discontinued operations	$(824,398)	$(3,153,553)
Net income (loss)	$16,289,320	$(13,664,945)

Revenue

Revenue in the amount of $11,739 for the year ended December 31, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $9,939, and subscription fees related to the Company’s behavioral health services in the amount of $1,800.

Revenue in the amount of $94,937 for the year ended December 31, 2017, consists of contract fees and equipment sales related to the Company’s remote health care systems in the amount of $93,737, and subscription fees related to the Company’s behavioral health services in the amount of $1,200.

The Company’s behavioral health services segment had not yet begun full operations, generating limited test market sales.  The Company has not yet fully launched the medical diagnostics and testing activities of the Company’s Connected Health division.

Cost of sales

Costs of sales in the amount of $20,339 for the year ended December 31, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $142,044 for the year ended December 31, 2017, consists of equipment and other costs related to the Company’s remote health care systems.

The Company’s behavioral health services segment had not yet begun full operations, generating limited test market sales.  The Company has not yet fully launched the medical diagnostics and testing activities of the Company’s Connected Health division.

General and Administrative Expenses

	For the year ended
	December 31, 2018	December 31, 2017	Variances
Legal, accounting, and management services	$2,279,281	$741,553	$1,537,728
Stock compensation/stock option amortization	3,440,340	2,473,508	966,832
Salaries, taxes and benefits	360,226	619,574	(259,348)
Depreciation and amortization	120,620	83,739	36,881
Rent expense-office	73,351	8,148	65,203
Travel, meals and entertainment	50,767	23,900	26,867
Office supplies and miscellaneous expenses	228,108	47,090	181,018
Total general and administrative expenses	$6,552,693	$3,997,512	$2,555,181

General and administrative expenses in the amount of $6,552,693 for the year ended December 31, 2018, were comprised of $2,279,281 in legal, accounting and management fees, $3,440,340 in stock compensation/stock option amortization, $360,226 in salaries and related taxes and benefits, $120,620 in depreciation and amortization, $73,351 in rent expense, $50,767 in travel, meals and entertainment, and $228,108 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $3,997,512 for the year ended December 31, 2017, were comprised of $741,553 in legal, accounting and management fees, $2,473,508 in stock compensation/stock option amortization, $619,574 in salaries and related taxes and benefits, $83,739 in depreciation and amortization, $8,148 in rent expense, $23,900 in travel, meals and entertainment, and $47,090 of office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2018, were $6,552,693 as compared to $3,997,512 for the year ended December 31, 2017, which resulted in an increase in general and administrative expenses for the current year of $2,555,181.

Significant changes in general and administrative expenses of $2,555,181 during the year 2018 compared to 2017 were attributable to the following items:

•an increase in legal, accounting and consulting services of $1,537,728, primarily due to an increase in legal costs of $480,598 resulting from pending litigation and other matters requiring legal counsel; an increase from the establishment of a $250,000 reserve for anticipated future legal costs related to pending litigation; an increase of $112,441 resulting from consultants retained for litigation and valuation purposes in the current year, compared to no such expense in the prior year; a decrease in accounting and audit fees of $164,786 due to a change in auditors in the prior year, resulting in 2016 and 2017 audit fees charged by the newly engaged audit firm in the prior year, compared to only 2018 fees charged in the current year; an increase management consulting fees of $824,225 resulting from changes in management; and an increase in miscellaneous management fees of $35,250; and

•an increase in stock compensation/stock option amortization of $966,832, primarily due to an increase in stock awards, resulting in an increase in stock compensation of $926,944; an increase in deferred compensation for stock awards, resulting in an increase in stock award amortization expense of $42,863; the issuance of additional stock options, resulting in an increase in stock option amortization of $356,122; and fully amortized stock options, resulting in a decrease in stock option amortization of $359,097; and

•a decrease in salaries and fees, and related taxes and benefits of $259,348 primarily due to a decrease in compensation of $18,798, and employee benefits of $73,715, resulting from a decrease in staff; a decrease in payroll tax expense of $131,335 resulting from a reduction in accrued compensation and related payroll taxes; and a decrease in miscellaneous fees for outside services in the amount of $35,500; and

•an increase in depreciation and amortization of $36,881, primarily due to  the acquisition of additional intangible assets in the prior year, resulting in partial year amortization expense in the prior year compared to a full year amortization in the current year; and

•an increase in rent expense for office space of $65,203, due to vacating certain temporary office space and the reallocation of primary office space; and

•an increase in travel, meals and entertainment of $26,867, primarily due to an increase in travel costs of $5,209; a one-time relocation cost incurred in the current year of $20,000, and an increase in meals and entertainment of $1,658; and

•an increase in office supplies and miscellaneous expenses of $181,018, due to an increase in automobile expense of $40,371, computer and internet costs of $9,814, transfer agent fees of $10,935, patent and product development costs of $73,896, storage and moving of $31,343, communication costs of $10,712, and other general office and administrative expenses of $3,947.

General and administrative expenses for both 2018 and 2017 were incurred for the purpose of advancing the Company closer to its financing and operating goals in the bio-medical and digital healthcare sectors.

Net Loss

During the year ended December 31, 2018, the Company generated net income from continuing operations of $17,113,718, compared with a net loss from continuing operations of $10,511,392 for the year ended December 31, 2017. The increase in net income of $27,625,110 is attributable to an increase in gross profits of $38,507, an increase in general and administrative expenses of $2,555,181, an increase from the gain on disposal of subsidiary of $4,478,268, an increase from the gain on extinguishment of debt of $23,215,862, a decrease in discount amortization of $2,643,950, and an increase in interest expense of $196,296.

Liquidity and Capital Resources

Working Capital			Increase
	December 31, 2018	December 31, 2017	(Decrease)
Current assets	$262	$55,419	$(55,157)
Current liabilities	5,139,617	4,418,915	720,702
Working capital (deficit)	$(5,139,355)	$(4,363,496)	$(775,859)

As of December 31, 2018, the Company had cash in the amount of $262 compared to $183 as of December 31, 2017.

The Company had a working capital deficit of $5,139,355 as of December 31, 2018, compared to a working capital deficit of $4,363,496 at December 31, 2017. The increase in working capital deficit of $775,859 is primarily attributable to an increase in cash of $79; decreases in accounts receivable of $3,275, and current assets held for sale of $51,961; increases in short-term debentures of $755,627, related party short-term debentures of $428,132, and related party payable of $375,153; and decreases in accounts payable and accrued expenses of $393,210 and convertible notes payable of $445,000.

Cash Flows	For the year ended		Increase
	December 31, 2018	December 31, 2017	(Decrease)
Net cash used by operating activities	$(1,291,984)	$(1,351,195)	$59,211
Net cash used by investing activities	––	––	––
Net cash provided by financing activities	1,332,005	1,392,500	(60,495)
Net cash provided (used) by continuing operations	$40,021	$41,305	$(1,284)
Net cash provided (used) by discontinued operations	(39,942)	(51,302)	11,090
Net increase (decrease) in cash	$79	$(9,727)	$9,806

During the year ended December 31, 2018, the Company used $1,291,984 of cash flow for operating activities of continuing operations, compared with $1,351,195 for the year ended December 31, 2017. The decrease in cash used by operating activities of $59,211 is primarily attributable to an increase in net income from operations of $28,226,258; increases in depreciation and amortization of $36,881, and stock compensation/stock option amortization of $966,830; decreases in discount amortization of $2,643,950, and allowance for bad debt of $3,764; decreases resulting from the gain on disposal of subsidiary of $4,478,268, and the gain on extinguishment of debt of $23,215,862; an increase in the changes in accounts receivable of $4,271, accounts payable and accrued expenses of $405,514, and related party payables of $1,365,139; and a decrease in the changes in prepaid expenses of $2,690.

Cash Flows from Investing Activities

During the years ended December 31, 2018 and 2017, the Company used no cash flow for investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2018, the Company was provided with $1,332,005 in cash flows from financing activities of continuing operations, compared to $1,392,500 during the year ended December 31, 2017. The decrease in cash flows provided by financing activities of $60,495 is attributable to an increase in repayments of notes payable of $9,245, and an increase in proceeds from convertible notes payable of $84,000, repayment of convertible notes payable of $50,000, proceeds from the issuance of debentures of $225,000, proceeds from the issuance of preferred shares of $150,000, and a decrease in the proceeds from the issuance of Common Stock of $160,250, of which $2,500 was in connection with the acquisition of certain intangible assets.

As of December 31, 2018, related parties are due a total of $1,923,952, consisting of $869,859 in accrued compensation owed to officers; $134,861 in cash advances from officers and beneficial owners to the Company for operating expenses; $428,132 in convertible debentures; and $491,100 in related party convertible notes payable.

The Company has issued a convertible promissory note to a related party in the aggregate sum of $491,100, representing cash loans and unpaid compensation.  The note bears interest at a rate of 7% per annum, matures December 31, 2023, and contains a repayment provision to convert the debt into restricted shares of the Company’s Common Stock at a conversion rate of $0.10 per share.  During the year ended December 31, 2018, interest in the amount of $20,378 was expensed, of which $798 was paid to the note holders in cash.  As of December 31, 2018, a total of $74,060 in interest remains accrued.

The Company converted related party convertible promissory notes in the aggregate principal of $337,750 and related accrued interest of $128,132, into convertible debentures in the aggregate principal of $428,132.  The convertible debentures bear interest at a rate of 10% per annum, mature February 29, 2019, and are convertible into  restricted shares of the Company’s Common Stock at a conversion rate of $0.12 per share.  During the year ended December 31, 2018, interest in on the convertible promissory notes the amount of $102,755 was expensed.  As of December 31, 2018, no accrued interest remains.

The Company’s principal sources of funds have been from the Company’s sales of its Preferred and Common Stock, and loans from related parties and third-party lenders.

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

In August 2018, the Company established a private placement equity offering for the purchase of Series C convertible Preferred Stock (the “Series C Shares”).  The offering provides for, among other thing, the purchase of Series C Shares at a price of $5.00 per share, with a minimum unit of 20,000 shares, or $100,000.  All Series C Shares are convertible into Common Stock at a conversion rate of $0.12 per share, or a ratio of 41.67 shares of Common Stock for each Series C Share held (41.67:1) (“Conversion Ratio”) if converted within one (1) year, or a lesser Conversion Ratio after one year.  The Company issued $750,000 of Series C Preferred to various accredited investors; including three persons who are officers and directors of the Company that converted deferred compensation in the aggregate of $450,000. The issuances also included warrants to purchase Common Stock for a period of 3 years at an exercise price of $0.25 per share, the number of warrants of which is determined at 50% of the prevailing Conversion Ratio. The Series C offering is closed to further investors.

In November 2018, the Company converted non-related party convertible promissory notes in the aggregate principal of $600,000, and related accrued interest of $155,627, into convertible debentures (“Debentures”) in the aggregate principal of $755,627. The Debentures bear an interest rate of 10% per annum, mature February 28, 2019, and are convertible into restricted shares of the Company’s Common Stock at a conversion rate of $0.12 per share. During the year ended December 31, 2018, interest on the convertible promissory notes in the amount of $155,627 was expensed.  As of December 31, 2018, no accrued interest remains.

In November 2018, the Company also issued $250,000 in debentures at a discount of 10%, for $225,000 cash.  The debentures bear an interest rate of 10% per annum, mature November 14, 2021, and are convertible into restricted shares of the Company’s Common Stock at a conversion rate of $0.12 per share.

On or about March 29, 2019, the Company established a private placement equity offering (the “Offering”) for the purchase of 49,000,000 shares, or a maximum of $6,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.125 per share, with a minimum total Offering of $1,250,000, and a minimum investment of 200,000 shares, or $25,000.  Prior to the Offering, the Company sold $500,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering.  The SAFE Units were sold at a 20% discount of the offering Unit price of $0.125, and are not a part of, nor reduce, the $1,250,000 minimum. The initial closing will occur on or before May 15, 2019, on a date chosen by the Company, unless extended by the Company in its discretion.  The Company may sell Units in one or more closings.

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

Personnel

As of December 31, 2018, the Company had 6 employees, excluding its directors and executive officers. Currently, the Company has 6 employees, excluding its directors and executive officers.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $17,272,260, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms. There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s audited consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its consolidated financial statements.

Included in the acquisition agreement for RoxSan Pharmacy, Inc., and as part of the negotiated purchase price, were representations and warranties made by the Former Owner involving certain primary revenue streams and related contracts.  Shortly after the closing, however, management discovered that these representations were substantially inaccurate and/or completely false. These inaccuracies, and the improper disclosures and/or omissions made by the Former Owner during negotiations, would have significantly affected the purchase price and related note payable issued under the acquisition agreement. Management engaged a third-party to perform a valuation of the Pharmacy, utilizing revised inputs that more accurately reflected the Pharmacy's revenue streams as of the date of acquisition.  The valuation performed resulted in a fair market value of $4.7 to $5.2 million. After careful consideration, and based upon these significant differences, management determined that the purchase price and related promissory note of $20,500,000 did not fairly represent the fair market value at the date of purchase.  The Company, therefore, applied a discount to the note of $15.3 million, to reduce the purchase price and related note to its estimated fair market value of $5.2 million, utilizing the higher value on the range as a conservative measure.  The discount was amortized over thirty-six (36) months.

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

A PROFESSIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Parallax Health Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parallax Health Sciences, Inc., and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 3 I, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freedman & Goldberg

We have served as the Company's auditor since 2016.

Farmington Hills, Michigan

March 29, 2019

31150 Northwestern Highway, Suite 200, Farmington Hills, Michigan 48334  (248) 626-2400  Fax (248) 626-4298

2444 East Hill Road, Grand Blanc, Michigan 48439  (810) 694-0336  Fax (810) 694-9789

Website: freedmangoldberg.com

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$262	$183
Accounts receivable, net	––	3,275
Current assets held for sale	––	51,961
Total current assets	262	55,419

Intangible assets, net	579,035	709,655
Goodwill	785,060	785,060
Noncurrent assets held for sale	––	201,902

TOTAL ASSETS	$1,364,357	$1,752,036

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,655,138	$3,048,348
Debentures, convertible	755,627	––
Debentures, convertible, related party	428,132	––
Notes payable, convertible	296,000	741,000
Related party payables	1,004,720	629,567
Total current liabilities	5,139,617	4,418,915

Long-term liabilities
License fee payable	430,000	890,000
Royalties payable	310,000	200,000
Debentures, convertible, net of unamortized discount	226,050	––
Notes and loans payable, unsecured	––	95,975
Note payable, convertible	720,154	144,000
Notes payable, related party, convertible	491,100	1,167,254
Notes payable, secured, net of unamortized discount	28,995	17,393,240
Total long-term liabilities	2,206,299	19,890,469

Liabilities subject to compromise	––	4,620,735
Total liabilities	7,345,916	28,930,119

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	1,014	864
1,013,691 and 863,691 issued and outstanding
as of December 31, 2018 and 2017, respectively
Common stock, $.001 par, 250,000,000 shares authorized,	158,113	136,754
158,113,141 and 136,754,530 issued and outstanding
as of December 31, 2018 and 2017, respectively
Additional paid in capital - preferred	1,415,653	665,803
Additional paid in capital - common	9,715,921	5,580,668
Subscriptions receivable	––	(592)
Accumulated deficit	(17,272,260)	(33,561,580)
Total stockholders' deficit	(5,981,559)	(27,178,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,364,357	$1,752,036

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2018	December 31, 2017

Revenue	$11,739	$94,937
Cost of sales	20,339	142,044
Gross profit (loss)	(8,600)	(47,107)

General and administrative expenses	6,552,693	3,997,512

Operating loss	(6,561,293)	(4,044,619)

Other income (expenses)
Gain on disposal of subsidiary	4,478,268	––
Gain on extinguishment of debt	23,215,862	––
Discount amortization	(2,806,050)	(5,450,000)
Interest expense, net of income	(1,213,069)	(1,016,773)
Total other income (expenses)	23,675,011	(6,466,773)

Net income (loss) - continuing operations	17,113,718	(10,511,392)

Net loss - discontinued operations	(824,398)	(3,153,553)

Net income (loss)	$16,289,320	$(13,664,945)

Net income (loss) per common share - basic
Continuing operations	$0.115	$(0.087)
Discontinued operations	$(0.006)	$(0.026)

Net income (loss) per common share - diluted
Continuing operations	$0.079	$(0.059)
Discontinued operations	$(0.004)	$(0.018)

Weighted average common shares outstanding - basic	148,335,736	120,493,618
Weighted average common shares outstanding - diluted	215,576,153	178,292,040

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

STATEMENT OF STOCKHOLDERS DEFICIT

FROM JANUARY 1, 2017 TO DECEMBER 31, 2018

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL		DEFERRED	SUBSCRIPTIONS	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	PREFERRED	COMMON	COMPENSATION	RECEIVABLE	DEFICIT	TOTAL

Balance, January 1, 2017	833,691	$834	107,066,774	$107,067	$515,833	$1,933,518	$(232,906)	$(1,592)	$(19,896,635)	$(17,573,881)

Issuance of preferred stock for cash	30,000	30			149,970					150,000

Issuance of common stock for acquisition of intangible assets			2,500,000	2,500		622,500				625,000

Issuance of common stock for cash			3,950,000	3,950		193,550				197,500

Issuance of common stock for services			3,000,000	3,000		747,000		(3,000)		747,000

Issuance of common stock for debt settlement			2,100,000	2,100		112,900				115,000

Conversion of related party debt			3,906,154	3,906		521,827				525,733

Grant of stock options to consultants						1,430,800	(1,430,800)			––

Grant of stock options to employees						495,950	(495,950)			––

Grant of stock awards for services			13,950,000	13,950		2,835,300	(2,838,500)	(10,250)		500

Exercise of stock options-employees			281,602	281		67,303				67,584

Forfeiture of stock options						(246,985)	246,985			––

Change in value of stock options						(3,983)	3,983			––

Amortization of stock options							589,678			589,678

Amortization of stock awards							1,028,498			1,028,498

Subscriptions received								14,250		14,250

Net loss									(13,664,945)	(13,876,506)

Balance, December 31, 2017	863,691	$864	136,754,530	$136,754	$665,803	$8,709,680	$(3,129,012)	$(592)	$(33,561,580)	$(27,178,083)

Issuance of preferred stock for cash	60,000	60			299,940					300,000

Issuance of preferred stock for related party debt	90,000	90			449,910					450,000

Issuance of common stock to directors			1,000,000	1,000		164,000				165,000

Issuance of common stock to officers			5,000,000	5,000		820,000		(5,000)		820,000

Issuance of common stock for cash			2,000,000	2,000		238,000				240,000

Issuance of common stock for debt service			2,810,000	2,810		278,190	(281,000)			––

Conversion of debt for common stock			6,881,130	6,881		668,733				675,614

Grant of stock options to consultant						539,200	(539,200)			––

Grant of stock options to officers/directors						294,500	(294,500)			––

Grant of stock awards for services			1,750,000	1,750		277,360	(153,000)			126,110

Exercise of stock options-officers			1,071,430	1,071		186,429				187,500

Exercise of stock options-employees			846,051	847		268,479				269,326

Forfeiture of stock options						(184,373)	184,373			––

Amortization of stock options							572,869			572,869

Amortization of stock awards							1,095,193			1,095,193

Subscriptions received								5,592		5,592

Net income									16,289,320	16,289,320

Balance, December 31, 2018	1,013,691	$1,014	158,113,141	$158,113	$1,415,653	12,260,198	$(2,544,277)	$––	$(17,272,260)	$(5,981,559)

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss)	$17,113,718	$(10,511,392)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	120,620	83,739
Stock compensation/stock option expense	3,440,340	2,473,510
Discount amortization	2,806,050	5,450,000
Allowance for bad debt	236	4,000
Gain on disposal of subsidiary	(4,478,268)	––
Gain on extinguishment of debt	(23,215,862)	––
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	3,039	(1,232)
Decrease in prepaid expenses	––	2,690
Increase in accounts payable and accrued expenses	2,137,271	1,731,757
Increase (decrease) in related party payables	780,872	(584,267)
Net cash used by operating activities	(1,291,984)	(1,351,195)

Cash flows from financing activities:
Repayment of notes payable	(9,245)	––
Proceeds from convertible notes payable	825,000	741,000
Repayment of convertible notes payable	(50,000)	––
Proceeds from convertible notes payable, related party	––	300,000
Proceeds from issuance of debentures	225,000
Proceeds from issuance of preferred shares	300,000	150,000
Proceeds from issuance of common shares	41,250	199,000
Proceeds from issuance of common shares for acquisitions	––	2,500
Net cash provided by financing activities	1,332,005	1,392,500

Net cash provided by continuing operations	40,021	41,305

Cash flows from discontinued operations:
Net cash provided (used) by operating activities	(39,942)	43,792
Net cash used by investing activities	––	(94,824)
Net cash used by discontinued operations	(39,942)	(51,032)

Net increase (decrease) in cash	79	(9,727)

Cash - beginning of period	183	9,910

Cash - end of period	$262	$183

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$2,806,050	$5,450,000
Conversion of accounts payable to related party debentures	$128,132	$––
Conversion of accounts payable into common stock	$––	$15,000
Conversion of related party payables to preferred stock	$450,000	$––
Conversion of convertible related party payable to common stock	$––	$510,733
Conversion of convertible notes payable into common stock	$675,614	$87,500
Conversion of convertible notes payable to debentures	$755,627	$––
Conversion of related party convertible notes payable to non-related party convertible notes payable	$576,154	$––
Conversion of related party payables to non-related party payables	$42,356	$105,746
Issuance of common stock for acquisition of intangible assets	$––	$622,500
Subscriptions receivable	$––	$(592)

SUPPLEMENTAL INFORMATION
Interest paid:
Continuing operations	$342,230	$52,566
Discontinued operations	$106	$202,550

Income taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

Corporate History

Parallax Health Sciences, Inc. (the “Company”) was incorporated in the State of Nevada on July 6, 2005.  The Company’s principal focus is to build and expand an integrated digital healthcare network with products and services that can provide remote communication, diagnosis, treatment, and monitoring of patients on a proprietary platform.

On August 31, 2016, the Company entered into an agreement (the “Qolpom® Agreement”) with Qolpom®, Inc., an Arizona corporation in the remote healthcare monitoring and telehealth business (“Qolpom®”) and its shareholders (the “Seller”) to purchase 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property.  The Qolpom® Agreement was fully executed on September 20, 2016, and the transaction was completed. The consideration for the acquisition resulted in a fair market value of $290,000, and goodwill of $785,060.  In addition, the Qolpom® Agreement included contingent royalties and revenue sharing for future revenues generated from the Qolpom® technology. The Qolpom® name was later changed to Parallax Health Management, Inc. (“PHM”).

On March 22, 2017, the Company formed a wholly-owned subsidiary, Parallax Behavioral Health, Inc. (“PBH”), a Delaware corporation and, on April 26, 2017, completed the asset acquisition of 100% of certain intellectual property (“Intellectual Property”) from ProEventa Inc., a Virginia Corporation (“ProEventa”), in accordance with the Intellectual Property Purchase Agreement between the Company, PBH and ProEventa (the “ProEventa Agreement”). ProEventa has an expertise in the development of behavioral health technologies, and is the wholly-owned subsidiary of Grafton Integrated Health Network, Inc., a non-profit Virginia corporation (“Grafton”). Pursuant to the ProEventa Agreement, the initial consideration for the Intellectual Property was paid to ProEventa in the form of a stock purchase agreement to purchase 2,500,000 shares of the Company’s Common Stock for $2,500, resulting in a net cost for the Intellectual Property of $622,500.  In addition, the ProEventa Agreement included conditional contingent royalties and revenue sharing for future revenues generated from the Intellectual Property.

On September 20, 2018, the Company formed Parallax Communications, Inc., a Delaware corporation and wholly-owned subsidiary of Parallax Health Management, Inc. to pursue additional opportunities for connected healthcare through the use of telecommunications technology.

Business Overview

The Company’s principal focus is on personalized patient care through remote healthcare services, behavioral health systems, and Point-of-Care diagnostic testing.  Parallax’s current family of companies that serve as the foundation for its cross-over business model of operations include:

•Parallax Diagnostics, Inc. (“Parallax Diagnostics” or “PDI”) acquired a proprietary Point-of-Care diagnostic immunoassay testing platform and 25 test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions.

•Parallax Health Management, Inc. (“PHM”) develops RPM and telehealth market products and services, and commercializes them, including the Fotodigm® proprietary platform which allows for systems integration with a number of third-party services and solutions.

•Parallax Behavioral Health, Inc. (“PBH”) acquired the intellectual property known as REBOOT™, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies, as well as the Intrinsic Code™ technology, a software platform specifically designed to improve health treatment outcomes through cloud-based and mobile behavioral technology systems that enable its users and user groups to more effectively achieve goals within a prescribed timeline.

Parallax Care™ is the Company’s technology-enabled digital healthcare system, structured with three separate divisions that can operate independently of one another, or integrate services to meet the various needs of the Company’s clientele: Optimized Outcomes, Connected Health and Smart Data.  Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other.

Optimized Outcomes	REBOOT™ / COMPASS™ Behavioral modification
Connected Health	Fotodigm® platform Remote patient monitoring, telehealth, and POC diagnostic testing
Smart Data	Intrinsic Code™ technology Actionable insights to behavior modification

Operating Segments

The Company’s operations include the following operating segments for financial statement presentation: Remote Patient Monitoring (RPM), Behavioral Health Services (BHS), and Diagnostics/Corporate.

•Remote Patient Monitoring

The Company provides a distinctive technology platform that provides for the complete remote patient care delivery system: the patent-pending Fotodigm® platform, which utilizes proprietary software and technology to bridge clinical behavioral science with technology and logistics for payers, providers and clinical professionals across a variety of wellness and clinical devices, including both fitness and clinical applications. Fotodigm® is a secure and scalable platform for collecting, transmitting and analyzing biometric, pharmaceutical, and health data to healthcare providers, primarily hospitals, accredited nursing operations, and physicians.

The RPM segment generates revenues through fees charged for the license and utilization of its proprietary system that provides software integrations of the Fotodigm® platform.  Additionally, the RPM segment will generate incremental revenues through the delivery of acute, post-acute and chronic health patient management software systems that enable Parallax customers to bill for and collect payments from patients and third-party payers for telemonitoring and remote services that they deliver.

•Behavioral Health Services

In April 2017, the Behavioral Health Services segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of December 31, 2018, the BHS segment had not yet begun full operations, generating limited test market sales.

•Diagnostics/Corporate

The Diagnostics/Corporate Segment supports the costs and operating expenses related to the continued development and exploitation of the Company’s proprietary Target System POS diagnostic platform and processes.  In addition, the Diagnostics/Corporate Segment provides management and administrative services to support the Company and consists of certain aspects of the Company’s executive management, corporate relations, legal, compliance, human resources, corporate information technology and finance departments.

RoxSan Pharmacy

On August 13, 2015, the Company entered into an agreement with RoxSan Pharmacy, Inc., a California corporation (“RoxSan” or the “Pharmacy”), and its sole shareholder, Shahla Melamed (“Melamed” or “Former Owner”), to purchase 100% of the issued and outstanding shares of RoxSan's common stock and its assets and inventory. Pursuant to the agreement , the Company, among other things, issued the Seller a Secured Promissory Note in the amount of $20.5 million.  As a result, effective August 13, 2015, RoxSan became the Company's wholly-owned subsidiary.  Concurrently, Mrs. Melamed resigned from all positions within RoxSan, and Mr. J. Michael Redmond was appointed RoxSan's President and Chief Executive Officer, and Ms. Calli R. Bucci its Chief Financial Officer. Mr. Redmond and Ms. Bucci were also appointed as Chairman and member, respectively, of RoxSan’s board of directors.

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

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.  The Chapter 7 bankruptcy proceeding by RoxSan Pharmacy, Inc. was fully discharged and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable.  The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability.

As a result of the loss of financial control of RoxSan, the Company has derecognized the subsidiary effective May 14, 2018. The derecognition resulted in a gain of $4,478,268.  The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $17,272,260, and a working capital deficit of $5,139,355, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE: The following notes and any further reference made to “the Company”, “we”, “us”, “our” and “Parallax” shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., unless otherwise indicated.  The Company’s former wholly-owned subsidiary, RoxSan Pharmacy, Inc., was derecognized effective May 14, 2018. (See “RoxSan Pharmacy” section of Note 1)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Changes in the Company’s ownership interests in subsidiaries that do not result in the Company losing control over the subsidiaries are accounted for as equity transactions. When the Company loses control of a subsidiary, a gain or loss is recognized and is calculated as the difference between:

•the aggregate of the fair value of consideration received and the fair value of any retained interest at the date when control is lost; and

•the carrying amount of the net assets (liabilities) of the subsidiary and any noncontrolling interest.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of  December 31, 2018 and 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of December 31, 2018 and 2017, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 6 for additional information about long-term debt.

There were no outstanding derivative financial instruments as of December 31, 2018 and 2017.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts due from customers.  Charges to bad debt are based on both historical write-offs and specifically identified receivables.

The activity in the allowance for doubtful accounts receivable for the years ended December 31, 2018 and 2017, is as follows:

	December 31, 2018	December 31, 2017
Beginning balance	$4,000	$––
Additions charged to bad debt expense	236	4,000
Write off of allowance for doubtful collections	(4,236)	––

Ending balance	$––	$4,000

During the years ended December 31, 2018 and 2017, the allowance for doubtful collections of customer receivables increased by $236 and $4,000, respectively.

As of December 31, 2018 and 2017, the allowance for doubtful collections was $0 and $4,000, respectively.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible debt, convertible preferred shares and the exercise of the Company’s stock options and warrants.

Comprehensive Loss

As of  December 31, 2018 and 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As of December 31, 2018, the Company has not yet filed its 2012 through 2017 annual corporate income tax returns.  Due to the Company’s recurring losses, it is anticipated that no corporate income taxes are due for these periods.

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

Adopted:

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805), Clarifying the Definition of a Business.  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  ASU 2017-01 was effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted under certain conditions.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which should reduce the cost and complexity of evaluating goodwill for impairment. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  ASU 2017-04 will be effective for annual periods beginning after December 15, 2019, and interim periods.  The Company elected early adoption, which is permitted for testing performed after January 1, 2017.

In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”), Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting.  ASU 2017-09 clarifies and reduces both the (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 was effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted.

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

In August 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 will be effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40).  ASU 2018-15 was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license.  ASU 2018-15 will be effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	December 31, 2018	December 31, 2017
Customer receivables	$––	$7,275
Less: allowance for doubtful accounts	––	(4,000)

Accounts receivable, net	$––	$3,275

As of December 31, 2018 and 2017, respectively, the Company was owed $0 and $7,275 in accounts receivable due from customers.

During the years ended December 31, 2018 and 2017, respectively, the allowance for doubtful collections increased by $236 and $4,000, respectively.  As of December 31, 2018 and 2017, the allowance for doubtful collection was $0 and $4,000, respectively.

NOTE 4. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	December 31, 2018	December 31, 2017
Products and processes	$12,500	$12,500
Trademarks and patents / technology	150,700	150,700
Customer lists / relationships	30,000	30,000
Non-compete agreement	30,000	40,000
Marketing related	64,000	64,000
Software	510,300	510,300
Sub-total	797,500	807,500
Accumulated amortization	(218,465)	(97,845)
Intangible assets, net	$579,035	$709,655

Amortization expense for the years ended December 31, 2018 and 2017, was $120,620 and $83,739, respectively.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2018	December 31, 2017
Accounts payable-vendors	$830,590	$865,569
Credit cards payable	42,552	39,841
Payroll taxes payable	78,608	75,637
Accrued interest	450,187	1,894,694
Accrued payroll and payroll taxes	402,053	172,607
Other liabilities	601,148	––
	2,405,138	3,048,348
Reserve-legal fees	250,000	––

Total accounts payable and accrued expenses	$2,655,138	$3,048,348

Payroll taxes payable includes $17,475 and $5,485 in penalties, and $4,202 and $634 in interest, related to unpaid payroll taxes as of December 31, 2018 and 2017, respectively.

Other liabilities consists of certain payroll tax liabilities owed by the bankrupt entity, RoxSan Pharmacy, Inc. that are not discharged under California bankruptcy laws.  The Company has retained a tax resolution specialist to aid the Company in resolving the liability with the taxing agencies on behalf of RoxSan.

During the year ended December 31, 2018, accounts payable and accrued expenses was reduced by $341,606, resulting from the extinguishment of debt consisting of accounts payable-vendors in the amount of $284,714 and accrued interest in the amount of $56,892.

The Company has established an estimated reserve of $250,000 and $0 at December 31, 2018 and 2017, respectively, for future legal fees to be incurred in connection with pending legal actions (Note 18).

NOTE 6. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2018	December 31, 2017
Short-term:
Notes payable, convertible	$296,000	$741,000
Debentures, convertible	755,627	––
Total short-term notes payable	1,051,627	741,000

Long-term:
Notes and loans payable, unsecured
Loans payable	––	11,900
Notes payable	––	84,075
Total notes and loans payable, unsecured	––	95,975

Debentures, convertible	$250,000	––
Less: unamortized discount	(23,950)	––
Debentures, convertible, net of unamortized discount	226,050	––

Notes payable, convertible	720,154	144,000

Notes payable, secured, net of unamortized discount:
Note payable-bank	28,995	38,240

Note payable	––	20,500,000
Less: unamortized discount	––	(3,145,000)
Note payable, net of unamortized discount	––	17,355,000
Total notes payable, secured, net of unamortized discount	28,995	17,393,240
Total long-term notes and loans payable	975,199	17,633,215

Total notes and loans payable	$2,026,826	$18,374,215

Non-related party convertible debt consist of the following:

Holder	Principal		APR	Accrued Interest		Conversion Price	Term/Due

Convertible promissory notes:
Lender Group A	$120,000		12-20%	$164,060		$0.10	05/2018
Investor Group A	296,000		10%	21,681		$0.10	09/2018
The Kasper Group, Ltd.	144,000		7%	70,587		$0.10	10/2019
Joseph M. Redmond	576,154	[1]	5%	119,550	[1]	$0.10	07/2017
	1,016,154			376,127

Convertible debentures:
Short-term	755,627		10%	––		$0.12	02/2019
Long-term	250,000		10%	––		$0.12	11/2021
Unamortized discount	(23,950)			––
	981,677			––

Total convertible debt	$1,997,831			$376,127

[1]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, $576,154 in convertible promissory notes and accrued interest of $90,742 was reclassified from related party transactions (Note 7) to non-related party transactions. See Note 17 for additional information and legal proceedings related to Mr. Redmond.

During the years ended December 31, 2018 and 2017, respectively, the Company issued short-term non-related party convertible promissory notes in the aggregate principal sum of $825,000 and $741,000, of which $600,000 and $0 in principal, plus $155,627 and $0 in accrued interest, was converted to short-term convertible debentures, $50,000 and $0 was repaid in cash; and $620,000 and $0 was converted into the Company’s common stock.  The short-term non-related party convertible notes and debentures bear interest at a rate of 10% to 20% per annum, mature in 2019, and are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. In addition, the holders of certain short-term non-related party convertible notes in the principal sum of $145,000 are granted 290,000 shares of the Company’s restricted common stock for each ninety (90) day period; and the holders of certain short-term non-related party convertible notes in the principal sum of $75,000 are granted 150,000 shares of the Company’s restricted common stock for each thirty (30) day period.  An aggregate of 2,810,000 shares of the Company’s restricted common stock are issuable to the note holders through December 31, 2018, valued at $281,000.  As of December 31, 2018 and 2017, respectively, $296,000 and $741,000 in short-term non-related party convertible promissory notes, and $755,627 and $0 in short-term non-related party convertible debentures, remains.

During the years ended December 31, 2018 and 2017, respectively, long-term unsecured non-related party loans and promissory notes in the principal sum of $95,975 and $0, and $56,892 and $0 in accrued interest were extinguished, resulting in a gain of $152,867 and $0. As of December 31, 2018 and 2017, respectively, long-term unsecured non-related party loans and promissory notes consists of $0 and $95,975, respectively.

During the years ended December 31, 2018 and 2017, respectively, the Company issued long-term non-related party convertible debentures in the aggregate principal sum of $250,000 and $0.  The debentures were issued at a discount of 10%, or $25,000, mature in 2021, and are convertible into the Company’s common stock at a conversion price of $0.10 per share. As of December 31, 2018 and 2017, respectively, a total of $23,950 and $0 in unamortized discount remains, to be expensed over the next  twenty-two (22) months.

As of December 31, 2018 and 2017, respectively, long-term non-related party convertible promissory notes consists of $720,154[1] and $144,000. The notes bear interest at a rate of 5% to 7% per annum, mature between 2017 to 2019, and are convertible into the Company’s common stock at a conversion price of $0.10 per share.

As of December 31, 2018 and 2017, respectively, long-term secured notes payable includes a term loan in the principal sum of $28,995 and $38,240.  The loan bears interest at a rate of 7.48%, with monthly payments of principal and interest in the amount of $1,475, maturing July 17, 2020.

During the years ended December 31, 2018, a long-term secured non-related party promissory note in the principal sum of $20,500,000, and $2,278,281 in accrued interest, was extinguished in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 17), and recharacterized as a contingent liability (Note 8), resulting in a gain of $22,778,281.  As of December 31, 2018 and 2017, respectively, long-term secured non-related party promissory notes consists of $28,995 and $17,393,240, net of unamortized discount of $0 and $3,145,000.

The future maturities of long-term notes payable are summarized as follows:

Year	2019	2020	2021	Total

Principal	$720,154	$28,995	$250,000	$999,149

During the years ended December 31, 2018 and 2017, respectively, interest on non-related party notes and loans payable in the amount of $1,110,133 and $920,434 has been expensed.  As of  December 31, 2018 and 2017, respectively, a total of $376,127 and $1,724,093 in interest, net of debt extinguishments of $2,335,173 and $0, and conversions to common stock of $55,613 and $0, remains accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 7. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	December 31, 2018		December 31, 2017
Related party payables
Accrued compensation	$869,859	[1]	$501,270
Cash advances	134,861		128,297
Total related party payables	1,004,720		629,567

Debentures, convertible	428,132		––

Notes payable, related party, convertible	491,100	[1]	1,167,254

Total related party transactions	$1,923,952		$1,796,821

[1]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, related party transactions was reduced by $618,510, representing $42,356 in accrued compensation, and $576,154 in convertible promissory notes. As of December 31, 2018, $42,356 is included as part of accounts payable and accrued expenses, and $576,154 is included as part of long-term convertible notes payable, on the accompanying consolidated balance sheets. In addition, accrued interest of $90,742 related to the convertible promissory notes was reclassified from related party to non-related party accrued interest. See Note 17 for additional information and legal proceedings related to Mr. Redmond.

Related party convertible debt consists of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Convertible promissory notes:
Huntington Chase, Beneficial Owner	$491,100	7%	$74,060	$0.10	12/2023

Convertible debentures:
AvantGarde, LLC, Beneficial Owner	357,015	12%	––	$0.10	02/2019
Hamburg Investment Co., Beneficial Owner	71,117	12%	––	$0.10	02/2019
	428,132		––
Total convertible debt-related parties	$919,232		$74,060

As of December 31, 2018 and 2017, respectively, related parties are due a total of $1,923,952 and $1,769,821, consisting of $869,859 and $501,270 in accrued compensation owed to officers; $134,861 and $128,297 in cash advances from officers and beneficial owners to the Company for operating expenses; $428,132 and $0 in convertible debentures, and $491,100  and $1,167,254 in convertible promissory notes.

Promissory Notes

On September 30, 2015, the Company issued a modified convertible promissory note in the principal sum of $631,100, representing cash loans and unpaid compensation, of which principal repayments in the aggregate of $100,000 have been made, and $40,000 of which was converted into common stock.  The note bears interest at a rate of 7% per annum, and contains a repayment provision to convert the debt into restricted shares of the Company’s common stock at a price of $0.10 per share. On December 31, 2018, the note was modified to 1) reduce the principal balance to $491,100; and 2) mature December 31, 2023.

Between April 26, 2018 and May 8, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to a related party in the aggregate principal sum of $337,750.  The Notes bore interest at rate of 12% per annum, contained a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a price of $0.10 per share, and included warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Effective November 14, 2018, the Notes and related accrued interest of $90,382 were converted into convertible debentures (“Debentures”) in the principal amount of $428,132. The Debentures bear interest at a rate of 10% per annum, mature February 28, 2019, and are convertible into shares of the Company’s restricted common stock at a conversion rate of $0.12 per share.

As of December 31, 2018 and 2017, respectively, related party convertible debt consists of $491,100 and $1,167,254 in promissory notes and $428,132 and $0 in Debentures.  During the years ended December 31, 2018 and 2017, respectively, interest in the amount of $123,133 and $76,511 was expensed, of which $798 and $16,833 was paid to the note holders in cash; and accrued interest of $128,132 and $0 was converted to principal.  As of December 31, 2018 and 2017, respectively, a total of $74,060 and $170,600 in accrued interest remains and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Stock Issuances

On January 23, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B preferred stock at $5.00 per share to a related party, for cash in the amount of $150,000.  The shares are convertible into common stock at a conversion rate of 20 common share for each Series B preferred share held.

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

On August 1, 2017, in connection with a certain executive employment agreement, the Company issued 3,000,000 shares of its restricted common stock at $0.001 per share.  The shares were valued at $750,000 and are fully vested.

On September 11, 2017, in connection with the related party convertible promissory note in the amount of $491,100, the note holder elected to convert a portion of the principal in the amount of $40,000.  As a result,  the Company issued 400,000 shares of its restricted common stock at a conversion rate of $0.10 per share.

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

On September 30, 2018, in connection with the Series C convertible preferred stock equity offering (Note 9), three officers of the Company were issued an aggregate of 90,000 Series C preferred shares at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. In connection with the Series C preferred shares, the officers were also issued an aggregate of 1,250,000 warrants, which are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

Agreements

On January 1, 2017, the Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. Effective August 1, 2017, the Employment Agreement was superseded by a new agreement which was executed on November 30, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses and customary employee benefits. In addition, the agreement, as amended, provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, vesting immediately, as well as options granted to purchase 2,000,000 shares of the Company's common stock at a price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

On August 13, 2015, the Company issued a secured promissory note in the amount of $20,500,000 (the “Promissory Note”) in connection with the acquisition of RoxSan Pharmacy, Inc. (“RoxSan”).  The Promissory Note bore interest at a rate of 6% per annum, and matured August 13, 2018 (“Maturity”).  At the time of issuance, management determined that the Promissory Note did not fairly represent the fair market value for the related acquisition.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the Promissory Note was recorded and has been fully expensed.  As part of the derecognition of RoxSan resulting from its Chapter 7 petition filed on May 14, 2018 (Note 19), management reevaluated the characteristics of the Promissory Note.  Included in the evaluation were the following considerations: 1) the related asset is no longer a part of the parent financial statements due to a loss of financial control; 2) the Company is currently in litigation as a result of material breaches by the note holder;  3) the Company has claims against the note holder for losses and damages directly related to the Promissory Note and its underlying assets; 4) there is a high likelihood that no obligation exists.  After careful consideration, management has determined that the current characteristics of the liability are contingent in nature, and has extinguished the debt of $20,500,000 and related $2,278,281 in accrued interest during the current year, resulting in a gain of $22,778,281.

On August 31, 2016, as part of the Company’s acquisition of 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property, the agreement provides for, among other things, the seller to receive up to $2,000,000 through a percentage of revenue generated from RPM business segment (“Revenue Share”), as well as a royalty of 3% (“Royalties”) of certain revenues generated from the Qolpom® intellectual property, as defined in the agreement.  As of December 31, 2018 and 2017, respectively, the present value of future Revenue Share was $430,000 and $890,000 (Note 14); and the present value of future Royalties was $310,000 and $200,000.

On April 26, 2017, as part of the Company’s acquisition of 100% of certain intellectual property (“Intellectual Property”) from ProEventa, Inc., a Virginia Corporation (“ProEventa”), the agreement provides for, among other things, ProEventa to receive a revenue sharing cash earn-out of up to $3,000,000 to be derived from certain net revenue generated by the Company; as well as Royalties of 3% of certain revenues generated from the Intellectual Property, ending at such time as the Company has paid ProEventa $25,000,000, as defined in the agreement. As of December 31, 2018 and 2017, respectively, the present value of future Revenue Share was $1,040,000 and $1,000,000; and the present value of future Royalties was $690,000 and $800,000.

NOTE 9: CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

The holders of all series of  Preferred Stock have no voting rights. Series A and Series B preferred shares are convertible into the Company’s common stock at a rate of 20 shares of common stock for each preferred share held. Series C preferred shares are convertible into the Company’s common stock at a rate of 41.67 shares of common stock for each preferred share held.  Series B preferred shares were issued with 50% warrant coverage for a period of two (2) years, to purchase shares of the Company's common stock at a price of $0.75 per share. Series C preferred shares were issued with 50% warrant coverage for a period of three (3) years, to purchase shares of the Company's common stock at a price of $0.25 per share.  The number of shares of common stock underlying the warrants and the exercise price are subject to adjustment upon certain events.  Dividends are payable semi-annually on the Company’s Series A preferred stock at a rate of 7% per annum, 10% per annum on Series B, and 8% per annum on Series C.  Dividends may be paid in kind, at the option of the Company, to the extent that if the Company is not legally permitted to distribute cash dividends, it shall pay dividends in the form of preferred shares equal to the amount of the dividend. No dividends have been declared on the Company’s preferred stock. In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price plus all declared but unpaid dividends and dividends in arrears.

During the year ended December 31, 2017, in connection with a certain subscription agreement, the Company issued 30,000 shares of its Series B preferred Stock at $5 per share to a related party, for cash in the amount of $150,000. As a result, $149,970 was recorded to paid in capital.

In August 2018, the Company established a private placement equity offering for the purchase of Series C convertible preferred stock (the “Series C Shares”).  The offering provided for, among other thing, the purchase of Series C Shares at a price of $5.00 per share, with a minimum unit of 20,000 shares, or $100,000.  All Series C Shares are convertible into common stock at a conversion rate of $0.12 per share, or a ratio of 41.67 shares of common stock for each Series C Share held (41.67:1) (“Conversion Ratio”) if converted within one (1) year, or at a lesser Conversion Ratio after one year.  The shares also include warrants to purchase common stock for a period of 3 years at an exercise price of $0.25 per share, of which the number of warrants is determined at 50% of the prevailing Conversion Ratio. The Series C offering is closed to further investors.

During the year ended December 31, 2018, in connection with the Series C Shares equity offering, 150,000 Series C Shares were issued at a price of $5.00 per share, of which 60,000 were issued to accredited investors for cash in the amount of $300,000, and 90,000 were issued to officers of the Company in exchange for debt in the principal sum of $450,000. As a result, $749,850 was recorded to preferred paid in capital.

As of December 31, 2018 and 2017, respectively, the Company had 1,013,691 and 863,691 shares of preferred stock issued and outstanding.

NOTE 10. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company at December 31, 2018 and 2017, is 250,000,000 with a par value of $0.001 per share.

During the years ended December 31, 2018 and 2017, respectively, 6,881,130 and 0 shares of the Company’s common stock were issued in connection with the conversion of non-related party debt in the amount of $675,914 and $0.  As a result, $668,733 and $0 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 0 and 3,906,154 shares of the Company’s common stock were issued in connection with the conversion of related party debt in the amount of $0 and $525,733.  As  a result, $0 and $521,827 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 846,051 and 281,602 were issued for the exercise of stock options, and  1,071,430 and 0 were issued for the exercise of related party stock options. As  a result, $454,908 and $67,303 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 1,750,000 and 3,950,000 shares of the Company’s common stock were issued in connection with stock awards to non-related parties, valued at $279,110 and $849,250. As  a result, $153,000 and $848,500 was deferred, to be amortized over the next twenty-one (21) months, and  $277,360 and $845,300 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 0 and 13,000,000 shares of the Company’s common stock were issued in connection with stock awards to related parties valued at $0 and $2,750,000. As  a result, $0 and $1,990,000 was deferred, to be amortized over the next twenty-one (21) months, and  $0 and $2,737,000 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 0 and 2,500,000 shares of the Company’s common stock were issued for $0 and $2,500 cash, in connection with the acquisition of intellectual property.  As a result, $0 and $622,500 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 2,000,000 and 3,950,000 shares of the Company’s common stock were issued for cash in the amount of $240,000 and $197,500.  As a result, $238,900 and $193,550 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 2,810,000 and 2,100,000 shares of the Company’s common stock were issued in connection with debt and debt service in the amount of $281,000 and $115,000.  As a result, $278,190 and $112,900 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 6,000,000 and 0 shares of the Company’s common stock were issued to officers, for cash in the amount of $6,000 and $0. As a result, $990,000 and $0 was recorded to paid in capital.

During the years ended December 31, 2018 and 2017, respectively, a total of 21,358,611 and 29,687,756 shares of the Company’s common stock were issued.  A total of $434,000 and $2,838,500 in deferred stock compensation was recorded, and $1,095,193 and $1,028,498 was expensed. As of December 31, 2018 and 2017, respectively, there remains $1,148,809 and $1,810,002 in deferred stock compensation to be expensed over the next twenty-one (21) months.

As of December 31, 2018 and 2017, respectively, the Company had 158,113,141 and 136,734,530 common shares issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of December 31, 2018 and 2017, respectively, the Company had 19,668,750 and 7,205,000 warrants, and 18,060,000 and 20,675,000 options issued and outstanding.

During the years ended December 31, 2018 and 2017, respectively, 12,513,750 and 7,155,000 warrants were granted, and 100,000 and 14,535,706 expired.  The warrants carry an exercise price of between $0.001 to $0.75 per share, and expire between 2019 to 2023.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.001	300,000	4.50	$300	$0.17
$0.01	75,000	2.00	750	$0.19
$0.10	250,000	1.75	25,000	$0.29
$0.10	4,688,750	2.25	468,875	$0.21
$0.10	3,000,000	2.50	300,000	$0.19
$0.10	62,500	4.25	6,250	$0.27
$0.15	1,000,000	2.00	150,000	$0.26
$0.15	600,000	5.00	90,000	$0.19
$0.17	62,500	4.25	10,625	$0.27
$0.18	62,500	4.25	11,250	$0.27
$0.21	100,000	1.75	21,000	$0.31
$0.21	62,500	4.25	13,125	$0.27
$0.25	1,500,000	1.50	375,000	$0.34
$0.25	3,255,000	1.75	813,750	$0.29
$0.25	475,000	2.00	118,750	$0.25
$0.25	3,375,000	2.75	843,750	$0.18
$0.35	250,000	1.75	87,500	$0.29
$0.60	250,000	1.75	150,000	$0.31
$0.75	300,000	0.25	225,000	$0.29
	19,668,750		$3,710,925	$0.18

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	15,362,491	$0.28
Issued	19,668,750	$0.18
Exercised	––	––
Expired / Forfeited	(15,362,491)	$0.28
Outstanding at December 31, 2018	19,668,750	$0.18

During the years ended December 31, 2018 and 2017, respectively, 6,000,000 and 11,570,000 stock options were granted, which vest periodically over a two (2) year period, are exercisable for a period of between 3 to 5 years at an exercise price of between $0.05 to $0.50 per share, and were valued at $833,700 and $1,926,750 using the Black-Scholes method. The assumptions used in valuing the options were: expected term between 2.50 to 5.75 years; expected volatility between 1.82 to 2.06; risk free interest rate of between 1.46% to 2.78%; and a dividend yield of 0%.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	90,000	3.50	$4,500	$0.14
$0.05	1,140,000	3.25	57,000	$0.09
$0.05	100,000	2.75	5,000	$0.08
$0.05	60,000	2.00	3,000	$0.06
$0.05	170,000	1.75	8,500	$0.12
$0.10	500,000	1.75	50,000	$0.14
$0.10	250,000	0.75	25,000	$0.06
$0.15	1,000,000	1.75	150,000	$0.14
$0.25	5,000,000	4.25	1,250,000	$0.16
$0.25	7,000,000	3.50	1,750,000	$0.16
$0.25	1,000,000	1.75	250,000	$0.15
$0.25	1,000,000	1.25	250,000	$0.10
$0.25	250,000	0.75	62,500	$0.06
$0.35	250,000	0.75	87,500	$0.07
$0.60	250,000	0.75	150,000	$0.08
	18,060,000		$4,103,000	$0.23

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	11,135,000	$0.08
Issued	17,570,000	$0.14
Exercised	(2,273,189)	$0.15
Expired / Forfeited	(8,371,811)	$0.17
Outstanding at December 31, 2018	18,060,000	$0.23

During the years ended December 31, 2018 and 2017, respectively, 6,000,000 and 11,570,000 options were issued, 1,973,189 and 300,000 options were exercised, 1,000,000 and 0 options expired, and 5,641,811 and 1,730,000 options were forfeited. A total of $649,327 and $1,679,765 in deferred stock option compensation was recorded, net of forfeitures, and $572,870 and $589,679 was expensed during the years ended December 31, 2018 and 2017, respectively.  There remains $1,395,466 and $1,319,010 in deferred compensation as of December 31, 2018 and 2017, respectively, to be expensed over the next twenty-four (24) months.

NOTE 12. LEASES

The Company sub-leases office space for its headquarters in Santa Monica, California, for $5,600 per month, on a month-to-month basis.

Rent expense for the years ended December 31, 2018 and 2017, respectively, was $73,351 and $8,148.

NOTE 13. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2018 and 2017, was as follows:

	December 31, 2018	December 31, 2017

Income (loss) before taxes	$17,113,718	$(10,511,392)	[1]
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	5,230,900	(3,147,200)

Effect of the U.S. tax law change	––	658,800

Effect of release of net operating loss carryforwards	(2,738,100)	––

Tax effect of non-deductible expenses:
Gain on extinguishment of debt-principal	(6,230,700)	––
Stock compensation/amortization of stock options	1,026,600	738,100
Discount amortization	837,300	1,626,300
Other	1,500	6,100
Total tax effect of non-deductible expenses	(4,365,300)	2,370,600

Change in valuation allowance	(1,872,500)	117,800

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

[1] As adjusted, due to correction of error (Note 14).

The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carried forward	$––	$1,947,500

Bad debt allowance	––	1,100

Officers’ accrued compensation	243,400	140,300

Accrued related party interest	20,700	47,700

Valuation allowance	(264,100)	(2,136,600)

Net deferred income tax asset	$––	$––

During the year ended December 31, 2018, the company realized extinguishment of debt principal in the amount of $20,880,688.  Per Internal Revenue Code (“IRC”) Section 108(a) (1) (A) the extinguishment of debt principal is excluded from taxable income for the Company.  However, any available tax attributes must be released up and to the amount of the extinguishment.  Therefore, net operating loss carryforwards were released with no remaining net operating losses available to use toward future taxable income as of December 31, 2018.

The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 14. CHANGE IN ESTIMATE AND CORRECTION OF ERROR

Change in Estimate:

On July 18, 2018, an amendment (the “Amendment”) was made to the Agreement to Purchase and Sell One Hundred Percent (100%) of the Issued and Outstanding Shares of Qolpom, Inc. and its Assets, Intellectual Property and Inventory dated August 31, 2016 (the “Agreement”). The Amendment modifies the Agreement’s Earn-Out consideration by basing any monies due under the Earn-Out solely upon revenues generated, with no guaranteed minimum payment owed, thereby eliminating the $2,000,000 guaranteed payment previously owed by the Company.  The Amendment resulted in a change in the value of certain assets acquired and liabilities assumed as follows:

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

	As Previously Reported		Restated
	December 31, 2017	Adjustments	December 31, 2017
CONSOLIDATED BALANCE SHEETS

Assets
Current assets	$55,419	$––	$55,419
Intangible assets, net	2,298,094	(1,588,439)	709,655
Other non-current assets	986,962	––	986,962
Total assets	3,340,475	(1,588,439)	1,752,036

Liabilities
Current liabilities	4,418,915	––	4,418,915
Long-term liabilities
License fees payable	1,890,000	(1,000,000)	890,000
Royalties payable	1,000,000	(800,000)	200,000
Other long-term liabilities	18,800,469	––	18,800,469
Total long-term liabilities	21,690,469	(1,800,000)	19,890,469

Liabilities subject to compromise	4,620,735	––	4,620,735
Total liabilities	30,730,119	(1,800,000)	28,930,119

Stockholders' deficit
Accumulated deficit	(33,773,141)	211,561	(33,561,580)
Other equity	6,383,497	––	6,383,497
Total stockholders' deficit	(27,389,644)	211,561	(27,178,083)
Total liabilities and stockholders' deficit	$3,340,475	$(1,588,439)	$1,752,036

CONSOLIDATED STATEMENTS OF OPERATIONS

Gross profit (loss)	$(47,107)	$––	$(47,107)
General and administrative expenses	4,209,073	(211,561)	3,997,512
Operating loss	(4,256,180)	211,561	(4,044,619)
Other income and expenses	(6,466,773)	––	(6,466,773)
Net loss – continuing operations	(10,722,953)	211,561	(10,511,392)
Net loss – discontinued operations	(3,153,553)	––	(3,153,553)
Net loss	$(13,876,506)	$211,561	$(13,664,995)

Net loss per common share – basic – continuing operations	$(0.089)	$0.002	$(0.087)
Net loss per common share – diluted – continuing operation	$(0.060)	$0.001	$(0.059)

NOTE 15. DISCONTINUED OPERATIONS

In December 2017, the Company discontinued all operations related to the Retail Pharmacy Segment involving the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc.  On May 14, 2018, pursuant to  unanimous resolutions of the board of directors of RoxSan Pharmacy, Inc. (“RoxSan”) and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.

The pharmacy operations resulted in an accumulated deficit of $11,582,906 and $10,758,507 as of May 14, 2018, and December 31, 2017, respectively. In addition, certain advances were made to RoxSan Pharmacy, Inc. for the purpose of overhead expenses for which a secured promissory note was issued to the Company. As of May 14, 2018 and December 31, 2017, respectively, principal in the amount of $1,280,692 and $1,153,395 had been disbursed, and interest in the amount of $22,797 and $10,395 had been accrued in connection with the note.

As of May 14, 2018, and December 31, 2017, respectively, the assets and liabilities relating to the discontinued operations of RoxSan Pharmacy, Inc. were as follows:

	May 14, 2018		December 31, 2017
Current assets held for sale
Cash and cash equivalents	$––		$2,421
Accounts receivable, net	––		40,856
Employee advances	––		1,800
Prepaid expenses	––		6,884
Total current assets held for sale	––		51,961

Noncurrent assets held for sale:
Loans receivable - long term	––		169,902
Property and equipment, net	––		10,000
Deposits	––		22,000
Total noncurrent assets held for sale	$––		201,902
Total asset held for sale	––		253,863

Liabilities subject to compromise
Accounts payable and accrued expenses	2,942,012	[2]	2,979,132	[1]
Pension plan contribution payable	––		12,570
Note payable, related party	––		185,000	[2]
Related party payables	376,430	[2]	469,207	[2]
Note payable	185,000	[2]	––
Note payable-merchant	974,826		974,826
Total liabilities subject to compromise	4,478,268		4,620,735

Net liabilities of discontinued operations	$4,478,268		$4,366,872

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

Included in accounts payable and accrued expenses as of May 14, 2018, and December 31, 2017, respectively, are $181,580 and $783,556 in unpaid payroll taxes, $296,959 and $283,058 in penalties, and $50,167 and $33,860 in interest related to unpaid payroll taxes.

The results of the discontinued operations of RoxSan Pharmacy, Inc. are summarized as follows:

	May 14, 2018	December 31, 2017

Revenue	$––	$3,100,207
Cost of sales	––	3,084,204
Gross profit	––	16,003
Sales, marketing and pharmacy expenses	170,630	660,400
General and administrative expenses	586,993	2,217,902
Operating loss	(757,623)	(2,862,299)
Interest expense	(56,775)	(291,254)
Loss on disposal of equipment	(10,000)	––
Net loss from discontinued operations	$(824,398)	$(3,153,553)

NOTE 16. SEGMENT REPORTING

The Company currently has three (3) business segments: Remote Care Systems, Behavioral Health Services and Diagnostics/Corporate. During 2017, Parallax’s operations also included the Pharmacy segment. However, RoxSan Pharmacy, Inc. ceased operations in December 2017, and was deconsolidated effective May 14, 2018.  See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Remote Care Systems	Behavioral [1] Health Services	Diagnostics/ Corporate	Pharmacy [2]	Consolidated Totals

December 31, 2018
Revenue	$9,399	$1,800	$––	$––	$11,739
Gross profit (loss)	(10,400)	1,800	––	––	(8,600)
Operating loss	(365,426)	(191,446)	(6,004,421)	––	(6,561,293)
Depreciation and amortization	9,196	109,760	1,664	––	120,620
Interest expense, net of income	2,970	––	1,210,099	––	1,213,069
Gain on disposal of subsidiary	––	––	4,478,268	––	4,478,268
Gain on extinguishment of debt	––	––	23,215,862	––	23,215,862
Discount amortization	(340,000)	––	3,146,050	––	2,806,050
Discontinued operations	––	––	––	(824,398)	(824,398)
Total assets	913,636	439,567	11,154	––	1,364,357
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	––	––	––

December 31, 2017
Revenue	$93,737	1,200	$––	$––		$94,937
Gross profit (loss)	(48,307)	1,200	––	––		(47,107)
Operating loss	(618,952)	(116,163)	(3,309,504)	––		(4,044,619)
Depreciation and amortization	8,902	73,173	1,664	––		83,739
Interest expense, net of income	9,626	––	1,007,147	––		1,016,773
Discount amortization	350,000	––	5,100,000	––		5,450,000
Discontinued operations	––	––	––	(3,153,553)		(3,153,553)
Total assets	936,654	549,327	12,192	253,863	[3]	1,752,036
Goodwill	785,060	––	––	––		785,060
Additions to property and equipment	––	––	––	––		––

[1]Behavioral Health Segment commenced March 22, 2017

[2]Discontinued operations effective May 14, 2018

[3]Assets held for sale

NOTE 17. LEGAL MATTERS

Dispute with Former Owner of RoxSan

In October 2015, shortly following the Company's acquisition of RoxSan, Shahla Melamed (“Melamed” or “Former Owner”), initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702.

In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015 Purchase Agreement. During the proceedings, Melamed also contended that the Company owed Melamed monies for, among other things, expenses paid by Melamed on behalf of the Company.  As a result, the Court split the action into two separate rulings: (1) Rescission Phase and (2) Accounting Phase.

Action No. SC 124873-Rescission Phase:

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

Action No. SC 124873-Accounting Phase:

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

Action No. SC125702:

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

Action No. SC 124898:

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

Control of Funds Dispute / US Postal Interference

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

The Former Owner continued to interfere in the transference of control of the Pharmacy by submitting change of address forms to the US Postal Service, wherein the Former Owner diverted the Pharmacy mail to her home address.  Once this was discovered and rectified with the post office, the Former Owner filed another change of address to divert mail to a post office box.  During these periods of time, the Former Owner received check payments and negotiated the checks by opening up a bank account utilizing a DBA, “Roxsan Pharmacy.”  The Company was able to identify some of the checks the Former Owner negotiated by directly contacting the payer and receiving copies of the cancelled checks, with the Former Owner's signature endorsement and account number on the check.

Disputes with Former Executives

Action No. CV2017-052804

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

On October 8, 2018, a settlement was reached between Mr. Engert and the Company subject to the release of the bankruptcy trustee in the RoxSan matter.  On January 22, 2019, the Trustee filed a “No Assets” report with the Court.  The order was released by the court and the settlement agreement is being concluded.

Action No. BC700070

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2018, through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure, except for the following:

Effective January 28, 2019, pursuant to a majority shareholder consent and resolution of the board of directors, the Company’s authorized common shares were increased from 250,000,000 to 500,000,000.

On January 24, 2019, in connection with a certain senior secured promissory note, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000. As a result, $14,850 was recorded to paid in capital.

On January 30, 2019, in connection with certain convertible debt in the amount of $175,000, the Company issued 1,750,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $173,250 was recorded to paid in capital.

On January 31, 2019, in connection with a certain senior secured promissory note, the Company issued 250,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $25,000. As a result, $24,750 was recorded to paid in capital.

On January 31, 2019, in connection with a Simple Agreement Future Equity (“SAFE”) offering, the Company issued 500,000 shares of its restricted common stock at $0.10 per share for $50,000 cash.  As a result, $49,500 was recorded to paid in capital.

On February 6, 2019, in connection with certain convertible debt in the amount of $20,000 and accrued interest in the amount of $2,000, the Company issued 220,000 shares of its restricted common stock at a conversion rate of $0.10 per share.  As a result, $21,780 was recorded to paid in capital.

On February 12, 2019, in connection with a SAFE offering, the Company issued 3,750,000 shares of its restricted common stock at $0.10 per share for $375,000 cash.  As a result, $371,250 was recorded to paid in capital.

On February 23, 2019, in connection with a certain senior secured promissory note, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000. As a result, $14,850 was recorded to paid in capital.

On February 25, 2019, the Company issued a convertible promissory note in the principal sum of $20,000 for unpaid fees. The note is interest-free, matures August 24, 2019, and contains a repayment provision to convert the debt into shares of the Company's common stock at conversion price equal to the twenty (20) day volume weighted average closing price of the Company’s common stock for the twenty (20) days prior to conversion.

On February 27, 2019, the Company issued a convertible promissory note for working capital in the principal sum of $111,000, with $104,340 in proceeds disbursed to the Company after an original issue discount (“OID”) of 6%. The note bears interest at a rate of 12% per annum, matures November 27, 2019, and contains a repayment provision to convert the debt into shares of the Company's common stock at conversion price equal to the lower of: (i) $0.12; or (ii) 70% of the second lowest sale price for the Company's common stock during the twenty (20) trading days prior to conversion on which at least 100 shares of the Company's common stock was traded.  In addition, the note holder was issued 300,000 warrants to purchase the Company’s common stock at an exercise price of $0.15 per share for a period of five (5) years.

On March 18, 2019, the Company issued a convertible promissory note for working capital in the maximum principal sum of $260,000, with a maximum aggregate of $250,000 in proceeds disbursed to the Company after an original issue discount (“OID”) of $10,000. The note bears interest at a rate of 12% per annum, matures six months from the effective date each payment of disbursed proceeds is made, and contains a repayment provision to convert the debt into shares of the Company's common stock at conversion price of $0.10 per share.  In addition, the note holder was issued 1,300,000 warrants to purchase the Company’s common stock at an exercise price of $0.20 per share for a period of five (5) years.

On March 25, 2019, in connection with a certain senior secured promissory note, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000. As a result, $14,850 was recorded to paid in capital.

On or about March 29, 2019, the Company established a private placement equity offering (the “Offering”) for the purchase of the 49,000,000 shares, or a maximum of $6,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.125 per share, with a minimum total Offering of $1,250,000, and a minimum investment of 200,000 shares, or $25,000.  Prior to the Offering, the Company sold $500,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering.  The SAFE Units were sold at a 20% discount of the offering Unit price of $0.125, and are not a part of, nor reduce, the $1,250,000 minimum. The initial closing will occur on or before May 15, 2019, on a date chosen by the Company, unless extended by the Company in its discretion.  The Company may sell Units in one or more closings.

*    *    *    *    *

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)Withdrawal of Independent Certifying Accountant

Effective November 29, 2017, Dave Banerjee, CPA (“Banerjee”) will no longer act as the Company’s independent registered public accounting firm.

The reports of Banerjee regarding the Company’s financial statements for the fiscal year ended December 31, 2015, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Banerjee on the Company’s financial statements for fiscal years ended December 31, 2015, contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2015, and during the period from January 1, 2016, to November 29, 2017, the date of withdrawal, (i) there were no disagreements with Banerjee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Banerjee would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Banerjee with a copy of the foregoing disclosures and requested that Banerjee furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is Exhibit 16.8 to the Current Report on Form 8-K. filed on December 13, 2017.

(b)Engagement of Independent Certifying Accountant

Effective December 11, 2017, the Company engaged Freedman & Goldberg, CPA’s (“F&G”) as its independent registered public accounting firm.

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

As of December 31, 2018, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s board of directors (the “Board”).

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2018, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of the date of the filing of this annual report:

Name	Position(s) Held	Age	Date first Elected or Appointed
Paul R. Arena	President, Chief Executive Officer, Director	60	July 7, 2017
Calli R. Bucci	Chief Financial Officer Corporate Secretary Director	54	November 1, 2012 March 31, 2014 December 29, 2016
John L. Ogden	Director	65	December 29, 2016
E. William Withrow Jr.	Director	80	November 1, 2012
Nathaniel T. Bradley	Director	43	June 4, 2018

Term of Office

The Board elects the Company’s officers, and their terms of office are at the discretion of the Board.  Each officer serves until the earlier occurrence of the election of his or her successor; or by death, resignation or removal by the Board.  A director need not be a stockholder.

The members of the Company’s board of directors are elected through a majority vote of the Company’s stockholders, in accordance with the Company’s by-laws.  Each director shall hold office until his or her successor has been duly elected and qualified; or by death, resignation or removal by a majority vote of the Company’s stockholders.

Any director or officer may resign at any time.

Recent Changes in Directors and Executive Officers

On June 4, 2018, Mr. Anand Kumar resigned as a member of the Board.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeded him, and agreed to serve as a member of the Board until the next annual meeting of the shareholders and/or until his successor is duly appointed.

Background and Business Experience

Paul R. Arena – President, Chief Executive Officer, Director

Mr. Paul R. Arena, age 60, has over thirty years of executive management experience and has held senior executive positions in a number of publicly traded companies.

Mr. Arena has served as a director and as the Company’s President and Chief Executive Officer since July 2017.  Mr. Arena has held the position of Chief Executive Officer of Intellectual Property Network, LLC from April 2017 to present, and is also a shareholder.  From May 2016 to present, Mr. Arena founded and is a beneficial owner of ArenaLife, LLC, and from March 1991 to present, Mr. Arena has held the positions of Chairman of the Board, Chief Executive Officer, President and owner of AIM Group, Inc.

Previously, from March 2013 through January 2014, Mr. Arena was a Senior Managing Director of AudioEye, Inc., and then became Executive Chairman from January 2014 through March 2015. From June 2010 to December 2012, he held various executive positions, including Chairman of the Board, Chief Executive Officer, and Principal Financial Officer of Augme Technologies, Inc. and its subsidiary, Hipcricket, Inc..  From February 2002 to March 2010, Mr. Arena held various executive positions, including Chairman of the Board, Chief Executive Officer, Principal Financial Officer and founder of Geos Communications (formerly i2 Telecom International) and its subsidiaries.  Mr. Arena served in various executive capacities, including Chairman of the Board, Chief Executive Officer, President and founder of Cereus Technology Partners, Inc. and its subsidiaries from May 1991 to April 2000.

The Company believes Mr. Arena is qualified to be the Company’s President, Chief Executive Officer, and director because of his extensive senior executive experience in a multitude of different technology hardware and service markets.

Calli R. Bucci – Chief Financial Officer, Corporate Secretary, Director

Ms. Bucci has over thirty years of experience in the field of finance and business management.  Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007 to January 2010, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes.

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

Nathaniel T. Bradley – Director, Chief Technology Officer

Mr. Bradley has served as the Company’s Chief Technology Officer since January 2016 and as President of the Company’s wholly-owned subsidiary, Parallax Health Management, Inc. (fka Qolpom®, Inc.), since the founding of the company in 2014.  He has also served as Chief Technology Officer and Chief Product Officer of Montecito BioSciences, Ltd. from 2011 to present. Mr. Bradley is also founder of Bradley Brothers, LLC and Intellectual Property Network, Inc., both formed in 2012.  Mr. Bradley previously served as a member of the board of directors of AudioEye, Inc., from the company’s founding in 2005 to 2015, and as Chief Executive Officer and President between 2007 and 2015.

Mr. Bradley is a recognized pioneer and active expert in the new media internet technology sector. He is the named inventor of several internet technology patents and patents-pending with the U.S. Patent and Trademark Office. Over the past decade, Mr. Bradley has been involved in the invention, reduction to practice, commercial licensing, and enforcement of foundational internet and mobile technology patents. Prior to AudioEye, Mr. Bradley was Chairman of the Board of Modavox® from 2006 to 2013, which became Augme Technologies, Inc., and Chief Technology Officer of its subsidiary, Hipcricket, Inc.  Mr. Bradley was also founder and managing member of Kino Digital, Kino Communications and Kino Interactive.

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

Through Dr. Stark’s diverse and devoted networking within the industry, Stark-SMO has assembled a wide network of more than 5,000 physicians throughout the United States, which extends to the international community. Currently, he is negotiating a unique DMF partnership with drug manufacturers in China.

In addition to his significant accomplishments on the industry side of clinical drug and device development, Dr. Stark has experience with the FDA (major focus on IND’s NDA’s and 510(k) applications). Prior to his employment at NICR, Dr. Stark was the President and Chief Executive Officer of Powder Ice, Inc a medical products company. Additionally, Dr. Stark is a California state licensed Qualified Medical Examiner and Certified Clinical Research Associate.

The Company does not expect any other individuals to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships among its directors or executive officers.

Involvement in Certain Legal Proceedings

In December 2015, the Company’s Chief Executive Officer, Paul R. Arena, filed for personal bankruptcy in connection with his divorce. The Company does not believe Mr. Arena’s personal bankruptcy has any impact on the Parallax business.

On March 9, 2017, Dave Engert former Executive Chairman and director of the Company filed a lawsuit in Arizona and then on or about May 5, 2017, Mr. Engert, changed the venue and filed suit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  On October 23, 2017, the Company filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims include possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.  On October 8, 2018, a settlement was reached between Mr. Engert and the Company subject to the release of the bankruptcy trustee in the RoxSan matter.  On January 22, 2019, the Trustee filed a “No Assets” report with the Court.  The order was released by the court and the settlement agreement is being concluded.

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

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of Parallax Health Sciences, Inc and RoxSan Pharmacy, Inc. (“RoxSan”), RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.  The Chapter 7 bankruptcy proceeding by RoxSan Pharmacy, Inc. was fully discharged and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

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

Audit Committee and Audit Committee Financial Expert

The Company established an audit committee of the Board comprised of John L. Ogden (Chair) and E. William “Bill” Withrow Jr. The audit committee’s duties are to recommend to the Company’s Board the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2018, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2018, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2018, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2018 and 2017.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)	($)	($)		($)
Paul R. Arena Chief Executive Officer President	2018	154,500	None	500,000	[1]	None	[1]	None	None	325,983	[4] [5]	980,483
	2017	71,950	None	500,000	[1]	228,875	[1]	None	None	115.087	[4]	923,412
Calli R. Bucci Chief Financial Officer Secretary	2018	113,000	None	820,000	[2]	134,500	[2]	None	None	211,308	[4] [5]	1,278,808
	2017	88,040	None	None		22,154	[2]	None	None	174,714	[4]	284,908
Nathaniel T. Bradley Chief Technology Officer President, PHM	2018	92,000	None	None		137,350	[3]	None	None	174,655	[4] [5]	404,005
	2017	19,328	None	750,000	[3]	57,350	[3]	None	None	203,876	[4]	1,030,554

[1]

Pursuant to Employment Agreement effective July 7, 2017, 10,000,000 shares of restricted Common Stock were granted, of which 2,500,000 vested during 2017, valued at $500,000, and 2,500,000 vested during 2018, valued at $500,000; and 5,000,000 options were granted, of which 1,250,000 vested during 2017, valued at $228,875, and none vested in 2018

[2]

Pursuant to 2015 grant of 1,500,000 options, 500,000 vested during 2017, valued at $22,154; and pursuant to Executive Agreement effective January 1, 2018, 1,000,000 options were granted, all of which vested in 2018, valued at $134,500; and pursuant to 2018 stock award of 5,000,000 shares,100% vested immediately, valued at $820,000.

[3]

Pursuant to Employment Agreement effective August 1, 2017, 3,000,000 shares of restricted Common Stock were granted, 100% vesting immediately, valued at $750,000; and 2,000,000 options were granted, of which 250,000 vested during 2017, valued at $57,350, and 750,000 vested during 2018, valued at $137,350.

[4]	Includes $150,000 for each officer paid in connection with the purchase of convertible preferred Series C shares.
[5]	Compensation accrued and deferred until the Company reaches certain funding and earnings goals.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On July 6, 2017, the Company terminated the August 13, 2015 employment agreement and caused the removal of Mr. Joseph M. Redmond from all positions held in the Company and its subsidiaries (if any).

On July 7, 2017, the board of directors appointed Mr. Paul R. Arena as the Company’s new President and Chief Executive Officer.  In connection with the appointment, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Arena dated July 7, 2017, for a period of three (3) years.  The Agreement provides a base compensation of $350,000 in year one, of which 30% shall be deferred until certain funding goals are met, $425,000 in year two, and $550,000 in year three, as well as annual bonus compensation equal to 2x base when certain Company earnings are reached.  In addition, the Agreement includes a grant to purchase 10,000,000 restricted common shares at $0.001 per share, of which 25% vests immediately; 25% vests in one year; 25% vests after two years; and 25% vests when certain funding goals have been met.  The shares were valued at $2,000,000, of which $500,000 was expensed, and $1,500,000 was deferred, to be amortized over the next thirty-six (36) months. The Agreement also includes the grant of 5,000,000 stock options at an exercise price of $0.25 per share.  The options are exercisable for a period of five (5) years, and vest when certain market share prices of the Company’s Common Stock are met.

On November 30, 2017, the Company executed an Employment Agreement with Mr. Nathaniel T. Bradley, with an effective date of August 1, 2017, to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc.  The agreement replaces any other agreement between Mr. Bradley and the Company or any of its subsidiaries, is for an initial term of three (3) years, and provides a base compensation in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses, and customary employee benefits. In addition, the agreement, as amended, includes a grant to purchase 3,000,000 restricted common shares at $0.001 per share, valued at $750,000 and 100% vesting immediately, as well as options granted to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.

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

Each agreement above includes provisions for 1) the accelerated vesting of stock options or similar securities upon a change in control of the Company; and 2) six (6) months continued benefits and salary at the prevailing rate upon their termination without just cause. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

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

Equity Compensation Plan

In 2015, the Company adopted and approved the 2015 Incentive Compensation Plan (“the 2015 Plan”), wherein ten million (10,000,000) restricted shares of Common Stock were reserved for issuance. The 2015 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2015 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options.

In 2016, the Company adopted and approved the 2016 Incentive Compensation Plan (“the 2016 Plan”), wherein ten million (10,000,000) restricted shares of Common Stock were reserved for issuance. The 2016 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2016 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options.

As of December 31, 2018, an aggregate of 18,060,000 stock options have been granted under the plans, of which 8,551,000 are vested, and 9,509,000 vest periodically over the next 28 months.

Stock Options/SAR Grants

On July 7, 2017, in connection with an executive employment agreement, the Company granted the officer 5,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest as follows: 25% immediately, and the remainder vest when certain market goals are met.

On August 1, 2017, in connection with an executive employment agreement, the Company granted the officer 1,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest annually over a three (3) year period.

On January 1, 2018, in connection with an executive agreement, the Company granted the officer 1,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  The options vest annually over a one (1) year period.

On August 1, 2018, in connection with an executive employment agreement, the Company granted the officer 1,000,000 options to purchase common shares at $0.25 for a period of five (5) years.  Of the options granted, 50% vest immediately, and the remaining vest annually over a two (2) year period.

There were no other stock options granted to directors and officers during the years ended December 31, 2017 or 2018.

Aggregated Option Exercised in Last Fiscal Year

On August 13, 2018, in connection with the exercise of certain employee stock options, the Company issued 1,071,430 shares of its restricted Common Stock at a conversion rate of $0.05 per share.

There were no other options exercised during the years ended December 31, 2018 or 2017, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following tables summarize the outstanding equity awards held by each executive officer and director at December 31, 2018:

Name	Total Number of Options Granted	Number of Options Vested / Exercisable	Number of Options Non-Exercisable	Exercise Price	Expiration Date

Paul R. Arena	5,000,000	1,250,000	3,750,000	$0.25	07/07/2022
Nathaniel T. Bradley	2,000,000	1,000,000	1,000,000	$0.25	08/01/2022
Calli R. Bucci	1,000,000	1,000,000	––	$0.25	08/13/2020
John L. Ogden	500,000	500,000	––	$0.05	10/05/2020
Edward W. Withrow Jr.	750,000	750,000	––	$0.05	10/05/2020
Total	9,250,000	4,500,000	4,750,000

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company currently has no formal plan for compensating its directors for their service in their capacity as directors. However, certain directors and officers of the Company have received stock options to purchase common shares under the Company’s Employee Stock Option Plan and Incentive Compensation Plan, and may receive additional stock options at the discretion of the Company’s Board.  The Board intends on establishing a compensation plan for its directors in 2019.

The Company has not paid any other cash compensation or directors’ fees for services rendered as a director since the Company’s inception to the date of this filing.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2018, the Company had no other pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control the Company. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

Compensation Committee

The  Company established a compensation committee of the Board comprised of John L. Ogden and E. William “Bill” Withrow Jr (Chair).  The compensation committee will oversee and determine the compensation of Parallax’s Chief Executive Officer and other executive officers, including salaries, bonuses, grants of stock options and other forms of equity-based compensation, approve all employment and severance agreements for executive officers, approve significant changes to benefit plans and perform such other functions as the Board may direct.  The compensation committee will also approve all other agreements containing compensation and services rendered, such as consulting and other compensatory agreements, and will administer the Company’s stock incentive plans and make recommendations to the Board concerning any director compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of its Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Montecito BioSciences, Ltd. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	38,156,227	[2]	25.00%
Edward W. Withrow III 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	7,631,245	[2] [4] [5]	5.00%
Withrow Sinclair & Co. 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,721,900	[4]	3.75%
M. Katsuka Sandoval 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	5,000,000	[5]	3.28%
AvanteGarde LLC 3194 Quarry Road Manchester, NJ 08759	4,960,310	[3]	3.25%
Jorn & Jennifer Gorlach 3194 Quarry Road Manchester, NJ 08759	4,587,747	[3]	3.00%
Calli R. Bucci 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	7,452,992 1,000,000	[9]	4.88% ESOP/ICP
Paul R. Arena 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,000,000 1,250,000	[6] [6]	3.28% ESOP/ICP
Nathaniel T. Bradley 1327 Ocean Avenue, Suite M Santa Monica, CA 90401	5,228,346 1,000,000	[7] [8]	3.43% ESOP/ICP
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	1,034,187 750,000	[9]	0.68% ESOP/ICP
John L. Ogden Two Riverway, Suite 1710 Houston, TX 77056	2,316,964 500,000	[9]	1.52% ESOP/ICP
Total	87,080,918		57.06%
	5,062,500		ESOP/ICP

[1]Based upon 158,113,141 shares issued and outstanding at December 31,2018. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]Montecito BioSciences Ltd. controlled by Edward W. Withrow III (47.7%) and Dr. Jorn Gorlach (25%)

[3]Avantgarde LLC controlled by to Dr. Jorn Gorlach

[4]Withrow Sinclair & Co. controlled by to Edward W. Withrow III, 5% shareholder

[5]M. Katsuka Sandoval spouse of Edward W. Withrow III

[6]Per Employment Agreement dated July 7, 2017, restricted stock award of 10,000,000 common shares and 5,000,000 stock options, of which 5,000,000 and 1,250,000, respectively, were vested as of December 31, 2018.

[7]Shares held by Bradley Bros, LLC, controlled by Nathaniel T. Bradley, director.

[8]Per Employment Agreement dated August 1, 2017, as amended, 2,000,000 stock options granted, of which 1,000,000 were vested as of December 31, 2018.

[9]Stok options fully vested as of December 31, 2018.

Directors and officers as a group (5 shareholders)	21,032,489	13.78%
More than 5% ownership (6 shareholders)	66,048,429	43.28%
Total	87,080,918	57.06%

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2018, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Related Parties:

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

Mr. Paul R. Arena and Mr. Nathaniel T. Bradley, both officers and directors of the Company, are also officers and beneficial ownership shareholders of the Intellectual Property Network, Inc. (“IPN”), the company retained to manage Parallax’s intellectual property rights.

Stock Issuances:

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

On September 11, 2017, in connection with a related party convertible promissory note in the amount of $491,100, the note holder elected to convert a portion of the principal in the amount of $40,000.  As a result,  the Company issued 400,000 shares of its restricted Common Stock at a conversion rate of $0.10 per share.

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

On September 30, 2018, in connection with the Series C convertible Preferred Stock equity offering (Note 9), three officers of the Company were issued an aggregate of 90,000 Series C preferred shares at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. In connection with the Series C preferred shares, the officers were also issued an aggregate of 1,250,000 warrants, which are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

Preferred Stock Holdings:

As of December 31, 2018, Huntington Chase Financial Group, whose principal is a beneficial shareholder of the Company, holds 399,732 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into twenty (20) common shares at an average price of $0.27518 per share, for a total of 7,994,638 common shares, if converted.  Dividends are payable semi-annually at a rate of 7% per annum, to be paid in cash or in kind, at the option of the Company. As of December 31, 2018, dividend in arrears totaled $132,742, or 5,410,582 common shares, as converted.

As of December 31, 2018, Hamburg Investment Company, LLC, whose principal is a beneficial shareholder of the Company, holds 363,393 shares of Series A and 30,000 shares of Series B convertible Preferred Stock.  Each share of Series A Preferred Stock is convertible into twenty (20) common shares at a price of $0.27518 per share, for a total of 7,267,853 common shares, if converted. Each share of Series B Preferred Stock is convertible into twenty (20) common shares at a price of $0.25 per share, for a total of 600,000 common shares, if converted.  The Series B subscription included warrants to purchase 300,000 shares of the Company's Common Stock at a price of $0.75 per share for a period of two (2) years. Dividends on Series A and Series B Preferred Stock are payable semi-annually at a rate of 7% and 10% per annum, respectively, to be paid in cash or in kind, at the option of the Company. As of December 31, 2018, dividend in arrears totaled $97,052, or 5,056,150 common shares, as converted.

As of December 31, 2018, Paul R. Arena, Calli. R. Bucci, and Nathaniel T. Bradley, all officers and directors of the Company, each hold 30,000 shares of convertible Service C Preferred Stock.  Each share of Series C Preferred Stock is convertible into 41.67 shares of Common Stock at a conversion price of $0.12 per share, for a total of 1,250,000 common shares each, if converted. The Series C subscription included warrants to purchase 625,000 shares of the Company's Common Stock at a price of $0.25 per share for a period of three (3) years. Dividends on Series C Preferred Stock are payable semi-annually at a rate of 8% per annum, to be paid in cash or in kind, at the option of the Company. As of December 31, 2018, dividend in arrears totaled $3,025 each, or 25,205 common shares each, as converted.

Agreements

On January 1, 2017, the Company, through its wholly-owned subsidiary, Parallax Health Management, Inc. (formerly Qolpom, Inc.) entered into an Employment Agreement with Mr. Nathaniel T. Bradley, the President of Parallax Health Management, Inc. The agreement is for a term of three (3) years, and includes annual compensation of $150,000, as well as a bonus plan contingent upon the Company's performance and customary employee benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000. Effective August 1, 2017, the Employment Agreement was superseded by a new agreement which was executed on November 30, 2017, and replaces any other employment agreement between Mr. Bradley and the Company or any of its subsidiaries.  The agreement is for an initial term of three (3) years, and provides annual compensation for Mr. Bradley to serve as the Company’s Chief Technology Officer (“CTO”), as well as CTO of Parallax Health Management, Inc. and Parallax Behavioral Health, Inc., in the aggregate of $222,000 year one, $265,000 in year two and $320,000 in year three, as well as various performance bonuses and customary employee benefits. In addition, the agreement, as amended, provides for a grant to purchase 3,000,000 restricted common shares at $0.001 per share, vesting immediately, as well as options granted to purchase 2,000,000 shares of the Company's Common Stock at a price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over a three (3) year period, with an initial vesting of 25%.

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

Related Party Payable:

On September 30, 2015, the Company issued a modified convertible promissory note in the principal sum of $631,100, representing cash loans and unpaid compensation, of which principal repayments in the aggregate of $100,000 have been made, and $40,000 of which was converted into Common Stock.  The note bears interest at a rate of 7% per annum, and contains a repayment provision to convert the debt into restricted shares of the Company’s Common Stock at a price of $0.10 per share. On December 31, 2018, the note was modified to 1) reduce the principal balance to $491,100; and 2) mature December 31, 2023.

Between April 26, 2018 and May 8, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to a related party in the aggregate principal sum of $337,750.  The Notes bore interest at rate of 12% per annum, contained a repayment provision to convert the Notes into restricted shares of the Company’s Common Stock at a price of $0.10 per share, and included warrant coverage for a period of three (3) years to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share. Effective November 14, 2018, the Notes and related accrued interest of $90,382 were converted into convertible debentures (“Debentures”) in the principal amount of $428,132. The Debentures bear interest at a rate of 10% per annum, mature February 28, 2019, and are convertible into shares of the Company’s restricted Common Stock at a conversion rate of $0.12 per share.

As of December 31, 2018, related party convertible debt consists of $491,100 in promissory notes and $428,132 in Debentures.  During the year ended December 31, 2018, interest in the amount of $123,133 was expensed, of which $798 was paid to the note holders in cash; and accrued interest in the amount of $128,132 was converted to principal.  As of December 31, 2018, a total of $74,060 in accrued interest remains.

As of December 31, 2018, related parties are due a total of $1,923,952, consisting of $869,859 in accrued compensation owed to officers; $134,861 in cash advances from officers and beneficial owners to the Company for operating expenses; $428,132 in convertible debentures, and $491,100 in convertible promissory notes.

Director Independence

For purposes of determining director independence, the Company have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCQB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley are not independent directors of the Company.

ITEM 14.PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$95,000	$120,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$95,000	$120,000

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.1(b)*	Amended and Restated Articles of Incorporation	Filed herewith.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.7	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Debenture issued to Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
4.2	Debenture issued to TFK Investments LLC dated November 14, 2018	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
4.3	Form of Common Stock Purchase Warrant	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
4.4	Form of Registration Rights Agreement	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
4.5	Form of 12% Senior Secured Convertible Debenture dated December 31, 2018	Filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
4.6	Form of 12% Convertible Promissory Note dated February 27, 2019	Filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
4.7	Form of Warrant dated February 27, 2019	Filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
4.8	Form of 12% Fixed Convertible Promissory Note dated March 18, 2019	Filed with the SEC on March 22, 2019 as part of the Company's Current Report on Form 8-K
4.9	Form of Warrant dated March 18, 2019	Filed with the SEC on March 22, 2019 as part of the Company's Current Report on Form 8-K
(10)	Material Contracts
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 27, 2017 as part of the Company's Annual Report on Form 10-K.
10.38	Securities Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
10.39	Equity Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
10.40	Form of Letter Agreement dated December 31, 2018	Filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
10.41	Form of Exchange Agreement dated December 31, 2018	Filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
10.42	Form of Securities Purchase Agreement dated February 27, 2019	Filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: March 29, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: March 29, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: March 29, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 29, 2019	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: March 29, 2019	/s/ John L. Ogden
John L. Ogden
Director

Dated: March 29, 2019	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director