Form 10-Q
period 2019-03-31
PARALLAX HEALTH SCIENCES, INC.
filed 2019-05-10
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☑
		Emerging growth company	□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

182,924,546 common shares issued and outstanding as of May 10, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2019, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018, on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2019.

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,654	$262
Accounts receivable, net	25,180	––
Total current assets	26,834	262

Intangible assets, net	548,880	579,035
Goodwill	785,060	785,060

TOTAL ASSETS	$1,360,774	$1,364,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,774,710	$2,655,138
Debentures, convertible	572,535	755,627
Debentures, convertible, related party	472,471	428,132
Notes payable	20,000	––
Notes payable, convertible	506,913	296,000
Notes payable, convertible, related party	20,000	––
Related party payables	1,259,858	1,004,720
Total current liabilities	5,626,487	5,139,617

Long-term liabilities
License fees payable	433,000	430,000
Royalties payable	317,700	310,000
Debentures, convertible, net of unamortized discount	228,150	226,050
Notes payable, convertible	720,154	720,154
Notes payable, convertible, related party	491,100	491,100
Notes payable, bank	29,058	28,995
Total long-term liabilities	2,219,162	2,206,299
Total liabilities	7,845,649	7,345,916

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	978	1,014
977,352 and 1,013,691 issued and outstanding
at March 31, 2019, and December 31, 2018, respectively
Common stock, $.001 par, 500,000,000 and 250,000,000 shares	170,259	158,113
authorized, 170,259,136 and 158,113,141 issued and outstanding at March 31, 2019, and December 31, 2018, respectively
Additional paid in capital-preferred	1,315,689	1,415,653
Additional paid in capital-common	10,974,574	9,715,921
Accumulated deficit	(18,946,375)	(17,272,260)
Total stockholders' deficit	(6,484,875)	(5,981,559)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,360,774	$1,364,357

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018

Revenue	$50,990	$4,890
Cost of sales	5,111	5,538
Gross profit (loss)	45,879	(648)

General and administrative expenses	1,456,288	1,951,161

Operating loss	(1,410,409)	(1,951,809)

Other income (expenses)
Loss on settlements	(33,272)	––
Discount amortization	(130,420)	(1,335,000)
Interest expense	(100,014)	(323,149)
Total other income (expenses)	(263,706)	(1,658,149)

Net loss – continuing operations	(1,674,115)	(3,609,958)

Net loss – discontinued operations	––	(246,511)

Net loss	$(1,674,115)	$(3,856,469)

Net income (loss) per common share - basic
Continuing operations	$(0.010)	$(0.025)
Discontinued operations	$––	$(0.002)

Net income (loss) per common share - diluted
Continuing operations	$(0.007)	$(0.017)
Discontinued operations	$––	$(0.002)

Weighted average common shares outstanding - basic	163,836,976	143,173,863
Weighted average common shares outstanding - diluted	233,000,282	202,447,083

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(1,674,115)	$(3,609,958)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	30,155	109,657
Stock compensation/stock option amortization	478,799	1,332,882
Discount amortization	130,420	1,335,000
Allowance for bad debt	––	236
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	(25,180)	2,859
Increase in accounts payable and accrued expenses	54,135	384,124
Increase in royalties payable	2,700	––
Increase in related party payables	275,138	261,824
Net cash used by operating activities	(727,948)	(183,376)

Cash flows from financing activities:
Proceeds from convertible notes payable	229,340	225,000
Proceeds from issuance of common shares	500,000	41,000
Net cash provided by financing activities	729,340	266,000

Net cash provided by continuing operations	1,392	82,624

Cash flows from discontinued operations:
Net cash used by operating activities	––	(80,230)
Net cash provided by financing activities	––	(3,636)
Net cash used by discontinued operations	––	(83,866)

Net increase (decrease) in cash	1,392	(1,242)

Cash - beginning of period	262	2,604

Cash - end of period	$1,654	$1,362

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$130,420	$1,335,000
Conversion of short-term related party notes payable to long-term non-related party notes payable	$––	$185,000
Conversion of accounts payable to notes payable	$40,000	$––
Conversion of convertible notes payable to common stock	$290,000	$––
Conversion of related party convertible notes payable to non-related party convertible notes payable	$––	$576,154
Conversion of related party payables to non-related party payables	$––	$165,353
Subscriptions receivable	$––	$(592)

SUPPLEMENTAL INFORMATION
Interest paid
Continuing operations	$2,000	$798
Discontinued operations	$––	$106
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

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

●Parallax Health Management, Inc. (“PHM”) develops RPM and telehealth market products and services, and commercializes them, including the Fotodigm® proprietary platform which allows for systems integration with a number of third-party services and solutions.

●Parallax Behavioral Health, Inc. (“PBH”) acquired the intellectual property known as REBOOT™, the acronym for Reliable Evidence-Based Outcomes Optimization Technologies, as well as the Intrinsic Code™ technology, a software platform specifically designed to improve health treatment outcomes through cloud-based and mobile behavioral technology systems that enable its users and user groups to more effectively achieve goals within a prescribed timeline.

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

●Remote Patient Monitoring

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

●Behavioral Health Services

The BHS segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies in April 2017. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of March 31, 2019, the BHS segment had not yet begun full operations, generating limited test market sales.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $18,946,375, and a working capital deficit of $5,599,653, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Level 1:Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3:Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. As of March 31, 2019, and December 31, 2018, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of March 31, 2019, and December 31, 2018, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 6 for additional information about long-term debt.

There were no outstanding derivative financial instruments held by the Company as of March 31, 2019, and December 31, 2018.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts due from customers.  Charges to bad debt are based on both historical write-offs and specifically identified receivables.

The activity in the allowance for doubtful accounts receivable for the three months ended March 31, 2019, and the year ended December 31, 2018, respectively, is as follows:

	March 31, 2019	December 31, 2018
Beginning balance	$––	$4,000
Additions charged to bad debt expense	––	236
Write off of allowance for doubtful collections	––	(4,236)

Ending balance	$––	$––

During the three months ended March 31, 2019, and the year ended December 31, 2018, the allowance for doubtful collections increased by $0 and $236, respectively.

As of March 31, 2019, and December 31, 2018, no allowance for doubtful collections remained.

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

Comprehensive Loss

As of March 31, 2019, and December 31, 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As of March 31, 2019, the Company has not yet filed its 2012 through 2017 annual corporate income tax returns.  Due to the Company’s recurring losses, it is anticipated that no corporate income taxes are due for these periods.

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

Not yet adopted:

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

NOTE 3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of the following:

	March 31, 2019	December 31, 2018
Customer receivables	$25,180	$––
Less: allowance for doubtful accounts	––	––

Accounts receivable, net	$25,180	$––

As of March 31, 2019, and December 31, 2018, respectively, the Company was owed $25,180 and $0 in accounts receivable due from customers.

During the three months and the year ended March 31, 2019, and December 31, 2018, respectively, the allowance for doubtful collections increased by $0 and $236, respectively.  As of March 31, 2019, and December 31, 2018, no allowance for doubtful collection remained.

NOTE 4. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	March 31, 2019	December 31, 2018
Products and processes	$12,500	$12,500
Trademarks and patents / technology	150,700	150,700
Customer lists / relationships	30,000	30,000
Non-compete agreement	30,000	30,000
Marketing related	64,000	64,000
Software	510,300	510,300
Sub-total	797,500	797,500
Accumulated amortization	(248,620)	(218,465)
Intangible assets, net	$548,880	$579,035

Amortization expense from continuing operations for the three months ended March 31, 2019 and 2018, was $30,155 and $120,620, respectively.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2019	December 31, 2018
Accounts payable-vendors	$858,218	$830,590
Credit cards payable	42,552	42,552
Payroll taxes payable	79,362	78,608
Accrued interest	547,383	450,187
Accrued payroll and payroll taxes	482,047	402,053
Other liabilities	605,148	601,148
	2,614,710	2,405,138
Reserve-legal fees	160,000	250,000

Total accounts payable and accrued expenses	$2,774,710	$2,655,138

Payroll taxes payable includes $17,476 and $17,476 in penalties, and $4,957 and $4,202 in interest, related to unpaid payroll taxes as of March 31, 2019, and December 31, 2018, respectively.

Other liabilities consists of certain payroll tax liabilities in the amount of $501,148 and $601,148 owed as of March 31, 2019, and December 31, 2018, respectively, by the bankrupt entity, RoxSan Pharmacy, Inc., that were not discharged under California bankruptcy laws.  The Company has retained a tax resolution specialist to aid the Company in resolving the liability with the taxing agencies on behalf of RoxSan. In addition, other liabilities includes $104,000 and $0 in costs related to certain legal settlements as of March 31, 2019, and December 31, 2018, respectively.

During the year ended December 31, 2018, accounts payable and accrued expenses was reduced by $341,606, resulting from the extinguishment of debt consisting of accounts payable-vendors in the amount of $284,714 and accrued interest in the amount of $56,892.

In 2018, the Company established a reserve for future legal fees to be incurred in connection with pending legal actions (Note 16).  During the three months and the year ended March 31, 2019 and December 31, 2018, respectively, the reserve for legal fees was reduced by $90,000 and $0 for expenses incurred during the period.  As of March 31, 2019, and December 31, 2018, respectively, the reserve balance is $160,000 and $250,000.

NOTE 6. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2019	December 31, 2018
Short-term:
Debentures, convertible	$572,535	$755,627
Notes payable	20,000	––
Notes payable, convertible , net of unamortized discount	506,913	296,000
Total short-term	1,099,448	1,051,627

Long-term:
Debentures, convertible, net of unamortized discount	228,150	226,050
Note payable, convertible	720,154	720,154
Note payable-bank	29,058	28,995
Total long-term	977,362	975,199

Total notes and loans payable	$2,076,810	$2,026,826

Non-related party convertible debt consist of the following:

Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Convertible promissory notes:
Short-term:
Lender Group A	$120,000	12% to 20%	$203,460	$0.10	05/2018
Lender Group B	230,913	12%	––	$0.10 to $0.12	09/2019 to 11/2019
Investor Group A	156,000	10%	23,527	$0.10	09/2018
	506,913		226,987
Long-term:
The Kasper Group, Ltd.	144,000	7%	73,073	$0.10	10/2019
Joseph M. Redmond	576,154	5%	126,653	$0.10	07/2017
	720,154		199,726
	1,227,067		426,713

Convertible debentures:
Short-term	572,535	10%	22,131	$0.12	02/2019
Long-term	250,000	10%	––	$0.12	11/2021
Unamortized discount	(21,850)	10%	––
	800,685		22,131

Total convertible debt	$2,027,752		$448,844

As of March 31, 2019, and December 31, 2018, respectively, short-term non-related party debt in the amount of $1,099,448 and $1,051,627 consists of $572,155 and $755,627 in convertible debentures; $20,000 and $0 in notes payable; and $506,913 and $296,000 in convertible notes payable.  During the three months and the year ended March 31, 2019, and December 31, 2018, respectively, principal in the amount of $0 and $50,000 was repaid in cash; principal in the amount of $20,000 and $620,000, along with interest in the amount of $2,000 and $55,613, was converted to common stock; and interest in the amount of $65,377 and $370,650 was expensed.  As of March 31, 2019, and December 31, 2018, respectively, a total of $249,118 and $185,741 in accrued interest remains, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of March 31, 2019, and December 31, 2018, respectively, long-term non-related party debt in the amount of $977,362 and $975,199 consists of $250,000 and $250,000 in convertible debentures, less unamortized discount of $21,850 and $23,950; $720,154 and $720,154 in convertible notes payable; and $29,058 and $28,995 in notes payable to banks.  During the three months and the year ended March 31, 2019, and December 31, 2018, respectively, $2,100 and $1,050 in discount amortization, and $10,139 and $40,956 in interest was expensed.  As of March 31, 2019, and December 31, 2018, respectively, a total of $200,462 and $40,956 in accrued interest remains, and is included as an accrued expense on the accompanying consolidated balance sheet.

The future maturities of notes payable are summarized as follows:

Year	2019	2020	2021	Total

Principal	$720,154	$29,058	$250,000	$999,212

During the three months and the year ended March 31, 2019, and December 31, 2018, respectively, interest on non-related party notes and loans payable in the amount of $75,516 and $40,956 has been expensed.  As of March 31, 2019, and December 31, 2018, respectively, a total of $449,580 and $376,127 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 7. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	March 31, 2019	December 31, 2018
Related party payables:
Accrued compensation	$950,325	$869,859
Cash advances	309,533	134,861
Total related party payables	1,259,858	1,004,720

Debentures, convertible	472,470	428,132

Notes payable, convertible, related party	511,100	491,100

Total related party transactions	$2,243,428	$1,923,952

Related party convertible debt consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Convertible promissory notes:
Huntington Chase, Beneficial Owner	$491,100	7%	$82,537	$0.10	12/2023
John Ogden, Director	20,000	10%	––	$0.10	12/2019
	$511,100		$82,537

Convertible debentures:
AvantGarde, LLC, Beneficial Owner	393,989	12%	12,729	$0.10	02/2019
Hamburg Investment Co., Beneficial Owner	78,482	12%	2,536	$0.10	02/2019
	472,470		15,265
Total convertible debt-related parties	$983,570		$97,802

As of March 31, 2019, and December 31, 2018, respectively, related parties are due a total of $2,243,428 and $1,923,952, consisting of $950,325 and $869,859 in accrued compensation owed to officers; $309,533 and $134,861 in accrued benefits and cash advances from officers and beneficial owners to the Company for operating expenses; $472,470 and $428,132 in convertible debentures; and $511,100 and $491,100 in convertible promissory notes.

During the three months and the year ended March 31, 2019, and December 31, 2018, respectively, interest on related party notes payable in the amount of $23,742 and $123,133 was expensed, of which $0 and $798 was paid to the note holders in cash; and $0 and $128,132 was converted to principal. As of March 31, 2019, and December 31, 2018, respectively, a total of $97,802 and $74,060 in accrued interest remains and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On August 13, 2015, the Company issued a secured promissory note in the amount of $20,500,000 (the “Promissory Note”) in connection with the acquisition of RoxSan Pharmacy, Inc. (“RoxSan”). The Promissory Note bore interest at a rate of 6% per annum, and matured August 13, 2018 ("Maturity").  As part of the deconsolidation of RoxSan resulting from its Chapter 7 petition filed on May 14, 2018 (Note 16), management reevaluated the characteristics of the Promissory Note.  Included in the evaluation were the following considerations: 1) the related asset is no longer a part of the parent financial statements due to a loss of financial control; 2) the Company is currently in litigation as a result of material breaches by the note holder;  3) the Company has claims against the note holder for losses and damages directly related to the Promissory Note and its underlying assets; 4) there is a high likelihood that no obligation exists.  After careful consideration, management has determined that the current characteristics of the liability are contingent in nature, and the debt $20,500,000 and related $2,278,281 in accrued interest was extinguished in 2018, resulting in a gain of $22,778,281.

On August 31, 2016, as part of the Company’s acquisition of 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property, the agreement provides for, among other things, the seller to receive up to $2,000,000 through a percentage of revenue generated from RPM business segment (“Revenue Share”), as well as a royalty of 3% (“Royalties”) of certain revenues generated from the Qolpom® intellectual property, as defined in the agreement.  As of March 31, 2019, and December 31, 2018, respectively, the present value of future Revenue Share was $433,000 and $430,000; and the present value of future Royalties was $315,000 and $310,000.

On April 26, 2017, as part of the Company’s acquisition of certain intellectual property (“Intellectual Property”) from ProEventa, Inc (“ProEventa”), the agreement provides for, among other things, ProEventa to receive a revenue sharing cash earn-out of up to $3,000,000 to be derived from certain net revenue generated by the Company; as well as Royalties of 3% of certain revenues generated from the Intellectual Property, ending at such time as the Company has paid ProEventa $25,000,000, as defined in the agreement. As of March 31, 2019, and December 31, 2018, respectively, the present value of future Revenue Share was $1,042,000 and $1,040,000; the present value of future Royalties was $693,000 and $690,000, and $2,700 and $0 in Royalties payable on earned revenues was accrued.

NOTE 9. CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

On March 31, 2019, in connection with the settlement agreement with Mr. Dave Engert (Note 16), 36,339 shares of the Company’s Series A preferred stock held by Mr. Engert , with a book value of $100,000, were canceled and returned to treasury.  As a result, preferred paid in capital was reduced by $99,964.

As of March 31, 2019, and December 31, 2018, respectively, the Company had 977,352 and 1,013,691 shares of preferred stock issued and outstanding.

NOTE 10. COMMON STOCK

On January 28, 2019, pursuant to a majority shareholder consent, the Company increased its authorized common stock from 250,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share.

During the three months ended March 31, 2019, 3,689,328 shares of the Company’s common stock were issued in connection with the conversion of non-related party debt in the amount of $292,000.  As a result, $288,311 was recorded to paid in capital.

During the three months ended March 31, 2019, 2,716,667 shares of the Company’s common stock were issued in connection with stock awards to non-related parties, valued at $325,000. As  a result, $322,283 was recorded to paid in capital.

During the three months ended March 31, 2019, 5,000,000 shares of the Company’s common stock were issued in connection with a Simple Agreement Future Equity (“SAFE”) offering for cash in the amount of $500,000.  As a result, $495,000 was recorded to paid in capital.

During the three months ended March 31, 2019, 740,000 shares of the Company’s common stock were issued in connection with debt and debt service in the amount of $74,000.  As a result, $73,260 was recorded to paid in capital.

During the three months and the year ended March 31, 2019, and December 31, 2018, respectively, a total of 12,145,995 and 21,358,611 shares of the Company’s common stock were issued.  A total of $74,000 and $434,000 in deferred stock compensation was recorded, and $124,357 and $1,095,193 was expensed. As of December 31, 2018 and 2017, respectively, there remains $1,098,452 and $1,148,809 in deferred stock compensation to be expensed over the next nineteen (19) months.

As of March 31, 2019 and December 31, 2018, respectively, the Company had 170,259,136 and 158,113,141 common shares issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of March 31, 2019, and December 31, 2018, respectively, the Company had 20,968,750 and 19,668,750 warrants, and 19,060,000 and 18,060,000 options, issued and outstanding.

During the three months and the year ended March 31, 2019 and December 31, 2018, respectively, 1,600,000 and 12,513,750 warrants were granted, and 300,000 and 100,000 expired.  The warrants carry an exercise price of between $0.001 to $0.600 per share, and expire between 2019 to 2023.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.001	300,000	4.25	$300	$0.17
$0.01	75,000	1.75	750	$0.19
$0.10	62,500	4.00	6,250	$0.27
$0.10	3,000,000	2.25	300,000	$0.19
$0.10	4,688,750	2.00	468,875	$0.21
$0.10	250,000	1.50	25,000	$0.29
$0.15	300,000	5.00	45,000	$0.17
$0.15	600,000	4.75	90,000	$0.19
$0.15	1,000,000	1.75	150,000	$0.26
$0.17	62,500	4.00	10,625	$0.27
$0.18	62,500	4.00	11,250	$0.27
$0.20	1,300,000	5.00	260,000	$0.18
$0.21	62,500	4.00	13,125	$0.27
$0.21	100,000	1.50	21,000	$0.31
$0.25	3,375,000	2.50	843,750	$0.18
$0.25	475,000	1.75	118,750	$0.25
$0.25	3,255,000	1.50	813,750	$0.29
$0.25	1,500,000	1.25	375,000	$0.34
$0.35	250,000	1.50	87,500	$0.29
$0.60	250,000	1.50	150,000	$0.31
	20,968,750		3,790,925	$0.18

Warrant Activity		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2018	19,668,750	$0.18
Issued	1,600,000	$0.18
Exercised	––	––
Expired / Forfeited	(300,000)	$0.18
Outstanding at March 31, 2019	20,968,750	$0.18

During the three months and the year ended March 31, 2019, and December 31, 2018, respectively, 1,000,000 and 6,000,000 stock options were granted, which vest periodically over a two (2) year period, are exercisable for a period of between 3 to 5 years at an exercise price of between $0.05 to $0.50 per share, and were valued at $96,100 and $833,700 using the Black-Scholes method. The assumptions used in valuing the options were: expected term between 3.00 to 3.75 years; expected volatility between 1.82 to 2.29; risk free interest rate of between 2.25% to 2.78%; and a dividend yield of 0%.

Options Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.05	90,000	3.25	$4,500	$0.14
$0.05	1,140,000	3.00	57,000	$0.09
$0.05	100,000	2.50	5,000	$0.08
$0.05	60,000	1.75	3,000	$0.06
$0.05	170,000	1.50	8,500	$0.12
$0.10	500,000	1.50	50,000	$0.14
$0.10	250,000	0.50	25,000	$0.06
$0.15	1,000,000	1.50	150,000	$0.14
$0.25	1,000,000	4.75	250,000	$0.23
$0.25	5,000,000	4.00	1,250,000	$0.16
$0.25	7,000,000	3.25	1,750,000	$0.16
$0.25	1,000,000	1.50	250,000	$0.15
$0.25	1,000,000	1.00	250,000	$0.10
$0.25	250,000	0.50	62,500	$0.06
$0.35	250,000	0.50	87,500	$0.07
$0.60	250,000	0.50	150,000	$0.08
	19,060,000		$4,353,000	$0.23

Options Activity		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2018	18,060,000	$0.23
Issued	1,000,000	$0.23
Exercised	––	––
Expired / Forfeited	––	––
Outstanding at March 31, 2019	19,060,000	$0.23

During the three months and the year ended March 31, 2019, and December 31, 2018, respectively, 1,000,000 and 6,000,000 options were issued, 0 and 1,973,189 options were exercised, 0 and 1,000,000 options expired, and 0 and 5,641,811 options were forfeited. A total of $96,100 and $649,327 in deferred stock option compensation was recorded, net of forfeitures, and $29,442 and $572,870 was expensed during the three months and the year ended March 31, 2019, and December 31, 2018, respectively.  There remains $1,462,124 and $1,395,466 in deferred compensation as of March 31, 2019, and December 31, 2018, respectively, to be expensed over the next 21 months.

NOTE 12. LEASES

The Company sub-leases office space for its headquarters in Santa Monica, California, for $5,600 per month, on a month-to-month basis.

Rent expense for the three months ended March 31, 2019 and 2018, was $17,360 and $19,397, respectively.

NOTE 13. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at March 31, 2019, and December 31, 2018, was as follows:

	March 31 2019	December 31, 2018

Income (loss) before taxes	$(1,674,115)	$17,113,718
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	(422,200)	5,230,900

Effect of release of net operating loss carryforwards	(927,100)	(2,738,100)

Tax effect of non-deductible expenses:
Gain on extinguishment of debt-principal	––	(6,230,700)
Stock compensation/amortization of stock options	142,900	1,026,600
Discount amortization	38,900	837,300
Other	800	1,500
Total tax effect of non-deductible expenses	182,600	(4,365,300)

Change in valuation allowance	1,166,700	(1,872,500)

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

The significant components of deferred income tax assets and liabilities at March 31, 2019, and December 31, 2018, are as follows:

	March 31, 2019	December 31, 2018

Net operating loss carried forward	$1,137,500	$––
Bad debt allowance	––	––
Officers’ accrued compensation	265,900	243,400
Accrued related party interest	27,400	20,700
Valuation allowance	(1,430,800)	(264,100)

Net deferred income tax asset	$––	$––

During the year ended December 31, 2018, the company realized extinguishment of debt principal in the amount of $20,880,688.  Per Internal Revenue Code (“IRC”) Section 108(a) (1) (A) the extinguishment of debt principal is excluded from taxable income for the Company.  However, any available tax attributes must be released up and to the amount of the extinguishment. Therefore, net operating loss carryforwards were released for the amount of income excluded from taxable income.  The remaining net operating losses available to use toward future taxable income are as follows:

Tax Year	Net Operating Loss	Expires

2016	442,900	2036
2017	2,115,400	2037
2018	548,900	No Expiration
2019 to date	957,900	No Expiration

Total	$4,065,100

As at March 31, 2019, the Company had approximately $4,065,100 of federal net operating losses, of which $1,506,800 have no expiration date. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 14. DISCONTINUED OPERATIONS

In December 2017, the Company discontinued all operations related to the Retail Pharmacy Segment (RPS) involving the Company’s wholly-owned subsidiary, RoxSan Pharmacy, Inc. (“RoxSan”).  On May 14, 2018, pursuant to a unanimous resolution of the Boards of Directors of RoxSan and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018. In connection with the filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.  The Chapter 7 bankruptcy proceeding by was fully discharged and the case was closed on March 13, 2019.

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable.  The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability (Note 5).

As a result of the loss of financial control of RoxSan, the Company derecognized the subsidiary effective May 14, 2018. The derecognition resulted in a gain of $4,478,268.  The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

The results of the discontinued operations of RoxSan Pharmacy, Inc. for the three months ending Mach 31, 2018, are summarized as follows:

March 31, 2018

Revenue	$––
Cost of sales	––
Gross profit	––
General and administrative expenses	224,919
Operating loss	(224,919)
Interest expense	(21,592)
Net loss from discontinued operations	$(246,511)

NOTE 15. SEGMENT REPORTING

The Company has the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Diagnostics/Corporate (DCS).  See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

.

	Remote Care Segment	Behavioral Health Segment	Diagnostics/ Corporate Segment	Discontinued Operations	Consolidated Totals

March 31, 2019
Revenue	$540	$50,450	$––	––	$50,990
Gross profit (loss)	(4,571)	50,450	––	––	45,879
Operating loss	(86,483)	(271)	(1,323,655)	––	(1,410,409)
Depreciation and amortization	2,299	27,440	416	––	30,155
Interest expense	755	––	99,259	––	100,014
Loss on settlements	––	––	(33,272)	––	(33,272)
Discount amortization	8,000	––	122,420	––	130,420
Total assets	911,240	437,127	12,407	––	1,360,774
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	––	––	––

March 31, 2018
Revenue	4,440	450	––	––		4,890
Gross profit (loss)	(1,098)	450	––	––		(648)
Operating loss	(72,258)	(126,387)	(1,753,165)	––		(1,951,810)
Depreciation and amortization	2,466	106,775	416	––		109,657
Interest expense	708	––	322,442	––		323,150
Discount amortization	10,000	50,000	1,275,000	––		1,335,000
Discontinued operations	––	––	––	(246,511)		(246,511)
Total assets	931,060	2,030,841	13,133	242,454	[1]	3,217,488
Goodwill	785,060	––	––	––		785,060
Additions to property and equipment	––	––	––	––		––

[1]Assets held for sale

NOTE 16. LEGAL MATTERS

The Company knows of no material developments to its legal matters other than those disclosed below:

Dispute with Former Owner of RoxSan

Action No. SC125702:

In the Matter, action No. SC125702, in the Superior Court of the State of California, County of Los Angeles, West District, the former owner of RoxSan Pharmacy, Inc., Shahla Melamed (“Melamed”), alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.  A trial date, previously set for December 2018, is currently set for January 2020.

Action No. SC 124898:

The Company initiated legal action against Melamed and filed a complaint, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, et al. v. Shahla Melamed, et al.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business. A trial date, previously set for December 2018, is currently set for January 2020.

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

On October 8, 2018, a settlement was reached between Mr. Engert and the Company (the “Settlement”). The Settlement includes, among other things, a cash payment to Mr. Engert in the amount of $139,000, and the cancellation of all of Mr. Engert’s equity holdings in the Company.  The Settlement resulted in a net loss to the Company of $33,272. On April 10, 2019, a stipulation for dismissal was filed, and the matter has been fully resolved.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2019, through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure, except for the following:

In April 2019, the Company issued 12% convertible promissory notes in the aggregate principal sum of $214,000.  The notes matures by April 2, 2020, and contain repayment provisions for the holders of the notes to convert the principal sum and any accrued interest into shares of the Company’s common stock at a conversion rate of the lesser of (i) $0.12 per share, or (ii) 65% of the average lowest trading prices during the trading days immediately preceding the conversion date.  In addition, the Company issued warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five (5) years.

In April 2019, in connection with a certain convertible debenture, the holder elected to convert $105,000 into 2,340,410 shares of the Company’s restricted common stock.  As a result, $102,660 was recorded to paid in capital.

In April 2019, the Company issued 825,000 shares of its restricted common stock for various services valued at $80,500. As a result, $79,675 was recorded to paid in capital.

In April 2019, the Company entered into an employment agreement with Mr. David Appell to serve as the Company’s Chief Operating Officer. The agreement commences May 15, 2019, is for an initial term of two (2) years, and provides a base compensation of $250,000 year one, and $275,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 3,000,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest when certain earnings goals are met, as well as options granted to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%.

In addition, the Company entered into an employment agreement with Ms. Amanda L. Perry to serve as the Company’s Chief Legal Officer. The agreement commences May 15, 2019, is for an initial term of two (2) years, and provides a base compensation of $130,000 year one, and $140,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 500,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest when certain earnings goals are met, as well as options granted to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%.

On May 1, 2019, the Company entered into a sub-lease for office space located at 28 West 36th Street, 8th Floor, New York, NY 10018.  The lease is for a term of thirteen (13) months, with a monthly rent payment of $8,900.

In May 2019, the Company amended the private placement equity offering (the “Offering”) previously established in March 2019.  The revised Offering is for the purchase of the 50,000,000 shares, or a maximum of $6,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.125 per share, with a minimum total Offering of $1,000,000, and a minimum investment of 200,000 shares, or $25,000.  Prior to the Offering, the Company is selling $1,000,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering.  The SAFE Units are sold at a 20% discount of the offering Unit price of $0.125, and are not a part of, nor reduce, the $1,000,000 minimum. The initial closing will occur on or before June 15, 2019, unless extended by the Company in its discretion.  The Company may sell Units in one or more closings.

In connection with the SAFE offering, the Company issued 2,500,000 shares of its restricted common stock at $0.10 per share, for cash in the amount of $250,000.  As a result, $247,500 was recorded to paid in capital.

The Company retained Maxim Group, LLC (“Maxim”) to serve as its placement agent for the Offering. The Company has agreed to pay the placement agent a placement fee equal to 7% of the aggregate gross proceeds raised in the Offering and warrants exercisable for a term of five years to purchase 7% of the number of shares of common stock included in the Units sold in the Offering at an exercise price of $0.125 per share.

In connection with the Company’s agreement with Maxim, the Company issued Maxim 1,000,000 shares of its restricted common stock, valued at $71,000.  As a result, $70,000 was recorded to paid in capital.

On May 6, 2019, in connection with an equity funding, the Company issued 6,000,000 shares of its restricted common stock for cash in the amount of $500,000.  As a result, $494,000 was recorded to paid in capital

*    *    *    *    *

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

Description of Business

Parallax Health Sciences, Inc. (“Parallax”), incorporated in the State of Nevada on July 6, 2005, is an innovative digital healthcare company headquartered in Santa Monica, California. The Company’s principal focus is to build and expand an integrated digital healthcare network with products and services that can provide remote communication, diagnosis, treatment, and monitoring of patients on a single proprietary platform. The Parallax Care™ system being developed  provides scalable connected products, services and actionable data integrated on a single interoperable platform.  The Company’s principal mission is to deliver solutions that empower patients, reduce costs and improve the quality of care through patented leading-edge technologies.

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

●Remote Patient Monitoring

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

●Behavioral Health Services

The BHS segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of March 31, 2019, the BHS segment had not yet begun full operations, generating limited test market sales.

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

Recent Developments

On January 28, 2019, pursuant to a majority shareholder consent, the Company increased its authorized common stock from 250,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share.

In April 2019, the Company entered into an employment agreement with Mr. David Appell to serve as the Company’s Chief Operating Officer. The agreement commences May 15, 2019, is for an initial term of two (2) years, and provides a base compensation of $250,000 year one, and $275,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 3,000,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest when certain earnings goals are met, as well as options granted to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%.

In addition, the Company entered into an employment agreement with Ms. Amanda L. Perry to serve as the Company’s Chief Legal Officer. The agreement commences May 15, 2019, is for an initial term of two (2) years, and provides a base compensation of $130,000 year one, and $140,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 500,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest when certain earnings goals are met, as well as options granted to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%.

In May 2019, the Company amended the private placement equity offering (the “Offering”) previously established in March 2019.  The revised Offering is for the purchase of the 50,000,000 shares, or a maximum of $6,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.125 per share, with a minimum total Offering of $1,000,000, and a minimum investment of 200,000 shares, or $25,000.  Prior to the Offering, the Company sold $1,000,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering.  The SAFE Units were sold at a 20% discount of the offering Unit price of $0.125, and are not a part of, nor reduce, the $1,000,000 minimum. The initial closing will occur on or before June 15, 2019, on a date chosen by the Company, unless extended by the Company in its discretion.  The Company may sell Units in one or more closings.

In May 2019, the Company established a second location at 28 West 36th Street, 8th Floor, New York, NY 10018.

NOTE: The financial information of Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of March 31, 2019, the Company had total assets of $1,360,774 compared with total assets of $1,364,357 at December 31, 2018. The decrease in total assets of $3,583 is attributable to an increase in cash of $1,392, an increase in accounts receivable of $25,180, and $30,155 of amortization related to intangible assets.

As of March 31, 2019, the Company had total liabilities of $7,845,649 compared with total liabilities of $7,345,916 at December 31, 2018. The increase in total liabilities of $499,766 is attributable to an increase in accounts payable and accrued expenses of $119,572, a decrease in short-term debentures of $183,092, an increase in related party short-term debentures of $44,339, an increase in notes payable of $20,000, an increase in convertible notes payable of $210,913, an increase in related party convertible notes payable of $20,000, an increase in related party payables of $255,138, an increase in license fees payable of $3,000, an increase in royalties payable of $7,700, an increase in long-term debentures, net of unamortized discount, of $2,100, and an increase in secured notes payable of $63.

Results of Operations

The three months ended March 31, 2019, compared to the three months ended March 31, 2018.

	For the three months ended
	March 31, 2019	March 31, 2018
Revenue	$50,990	$4,890
Cost of sales	$5,111	$5,538
Gross profit (loss)	$45,879	$(648)
General and administrative expenses	$1,456,288	$1,951,161
Operating loss	$(1,410,409)	$(1,951,809)
Loss on settlements	$(33,272)	$––
Discount amortization	$(130,420)	$(1,335,000)
Interest expense	$(100,014)	$(323,149)
Net loss – continuing operations	$(1,674,115)	$(3,609,958)
Net loss – discontinued operations	$––	$(246.511)
Net loss	$(1,674,115)	$(3,856,469)

Revenue

Revenue in the amount of $50,990 for the three months ended March 31, 2019, consists of license fees of $50,000 related to behavioral health software, contract fees related to the Company’s remote health care systems in the amount of $540, and subscription fees related to its behavioral health services in the amount of $450.

Revenue in the amount of $4,890 for the three months ended March 31, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $4,440, and subscription fees related to its behavioral health services in the amount of $450

The Company has not yet fully launched the medical diagnostics and testing activities of the Company’s Connected Health division.

Cost of sales

Costs of sales in the amount of $5,111 for the three months ended March 31, 2019, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $5,538 for three months ended March 31, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

The Company has not yet fully launched the medical diagnostics and testing activities of the Company’s Connected Health division.

General and Administrative Expenses

	For the three months ended
	March 31, 2019	March 31, 2018	Variances
Legal, accounting, and management services	$597,413	$401,866	$195,547
Stock compensation/stock option amortization	478,799	1,332,882	(854,083)
Salaries, fees, taxes and benefits	152,424	69,648	82,776
Depreciation and amortization	30,155	109,657	(79,502)
Rent expense-office	17,360	19,397	(2,037)
Travel, meals and entertainment	11,126	1,440	9,686
Office supplies and miscellaneous expenses	169,011	16,271	152,740
Total general and administrative expenses	$1,456,288	$1,951,161	$(494,873)

General and administrative expenses in the amount of $1,456,288 for the three months ended March 31, 2019, were comprised of $597,413 in legal, accounting and management fees, $478,799 in stock compensation/stock option amortization, $152,424 in salaries, fees and related taxes and benefits, $30,155 in depreciation and amortization, $17,360 in rent expense, $11,126 in travel, meals and entertainment, and $169,011 in office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,951,161 for the three months ended March 31, 2018, were comprised of $401,866 in legal, accounting and management fees, $1,332,882 in stock compensation/stock option amortization, $69,648 in salaries, fees and related taxes and benefits, $109,657 in depreciation and amortization, $19,397 in rent expense, $1,440 in travel, meals and entertainment, and $16,271 in office overhead and other general and administrative expenses.

General and administrative expenses of $1,456,288  for the three months ended March 31, 2019 as compared to $1,951,161 for the three months ended March 31, 2018, resulted in a decrease in general and administrative expenses for the current period of $494,873. The decrease in in general and administrative expenses of $494,873 were attributable to the following items:

●an increase in legal, accounting and management fees of $195,547, due to an increase in legal fees of $10,724; an increase in accounting and audit fees of $11,483; and an increase in management fees of $35,150 primarily resulting from the addition of director compensation effective January 2019; and an increase in professional fees of $138,190 related to investor relations and private placement due diligence; and

●a decrease in stock compensation/stock option amortization of $854,083 primarily due to amortization expense of $24,025 resulting from stock options granted in the current period; a decrease in amortization expense of $188,067 resulting from stock options granted in prior years; stock compensation of $325,000 for stock awards granted in the current period; and decreases in deferred stock compensation amortization of $25,791 and stock compensation expense of $989,250 resulting from stock awards granted in the prior year; and

●an increase in salaries and fees, and related taxes and benefits of $82,776, primarily due to a decrease in staff salaries of $12,679, an increase in related payroll taxes of $21,525; an increase in benefits of $2,930 resulting from changes in benefits; and an increase in miscellaneous fees for outside services in the amount of $71,000 resulting from additional contracted services; and

●a decrease in depreciation and amortization of $79,502, primarily due to fully depreciated/amortized assets; and

●a decrease in rent expense of $2,037 due to miscellaneous fees charged by lessor in the prior period not charged in the current period; and

●an increase in travel, meals and entertainment of $9,686, primarily due to an increase in travel costs of $6,913; and an increase meals and entertainment of $2,773; and

●an increase in office supplies and miscellaneous expenses of $152,740, due to an increase in automobile expenses and allowances of $39,077, computer and internet expenses of $3,724, transfer agent costs of $6,240, insurance expense of $4,592, marketing and publicity of $58,070, product development and patent costs of $19,643, repairs and maintenance of $8,750, taxes, licenses and permits of $8,509, telephone expense of $2,166, and other general office expenses of $1,969.

Net Loss

During the three months ended March 31, 2019, the Company generated a net loss from continuing operations of $1,674,115, compared with a net loss from continuing operations of $3,609,958 for the three months ended March 31, 2018. The decrease in net loss from continuing operations of $1,935,843 is primarily attributable to an increase in revenue of $46,100, a decrease in cost of goods sold of $427, a decrease in general and administrative expenses of $494,873, a loss on settlement of $33,272, a decrease in discount amortization of $1,204,580, and a decrease in interest expense of $223,135.

Liquidity and Capital Resources

Working Capital			Increase
	At March 31, 2019	At December 31, 2018	(Decrease)
Current Assets	$26,834	$262	$26,572
Current Liabilities	5,626,487	5,139,617	486,870
Working Capital (Deficit)	$(5,599,653)	$(5,139,355)	$(460,298)

As of March 31, 2019, the Company had cash in the amount of $1,654 compared to $262 as of December 31, 2018.

The Company had a working capital deficit of $5,599,653 as of March 31, 2019, compared to a working capital deficit of $5,139,355 as of December 31, 2018. The increase in working capital deficit of $460,298 is primarily attributable to an increase in cash of $1,392, an increase in accounts receivable of $25,180, an increase in accounts payable and accrued expenses of $119,572, a decrease in convertible debentures of $183,092, an increase in related party convertible debentures of $44,339, an increase in notes payable of $20,000, an increase in convertible notes payable of $210,913, an increase in related party convertible notes payable of $20,000, and an increase in related party payables of $255,138.

Cash Flows	For the three months ended		Increase
	March 31, 2019	March 31, 2018	(Decrease)
Net cash used by operating activities	$(727,948)	$(183,376)	$(544,572)
Net cash used by investing activities	––	––	––
Net cash used by financing activities	729,340	266,000	463,340
Net cash provided by continuing operations	1,392	82,624	(81,232)
Net cash used by discontinued operations	––	(83,866)	83,866
Increase (decrease) in cash	$1,392	$(1,242)	$2,634

Cash Flows from Operating Activities

During the three months ended March 31, 2019, the Company used $727,948 of cash flow for operating activities compared with $183,376 for the three months ended March 31, 2018. The increase in cash used by operating activities of $544,572 is primarily attributable to a decrease in the net loss of $1,935,843; decreases in depreciation and amortization of $79,502, stock compensation/stock option amortization of $854,083, discount amortization of $1,204,580, and allowance for bad debt of $236; increases in the changes in accounts receivable of $28,039, royalties payable of $2,700, and related party payables of $13,314; and a decrease in the change in accounts payable and accrued expenses of $329,989.

Cash Flows from Investing Activities

During the three months ended March 31, 2019 and 2018, the Company used no cash flow for investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, the Company was provided with $729,340 of cash flow from financing activities, compared with $266,000 for the three months ended March 31, 2018.  The increase in cash flows provided by financing activities of $463,340 is attributable to an increase in proceeds from convertible notes payable of $4,340, and an increase in proceeds from the issuance of common stock of $459,000.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale and licensing of its remote healthcare products and services.

During the three months ended March 31, 2019, the Company received $500,000 in funds from the issuance common shares, compared to $41,000 during the three months ended March 31, 2018.

As of March 31, 2019, related parties are due a total of $2,243,428, consisting of $950,325 in accrued compensation owed to officers; $309,533 in accrued benefits and cash advances from officers and beneficial owners to the Company for operating expenses; $472,470 in convertible debentures; and $511,100 in convertible promissory notes.

During the three months ended March 31, 2019, interest on related party notes payable in the amount of $23,742 was expensed. As of March 31, 2019, a total of $23,742 in accrued interest remains.

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

In May 2019, the Company amended the private placement equity offering (the “Offering”) previously established in March 2019.  The revised Offering is for the purchase of the 50,000,000 shares, or a maximum of $6,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.125 per share, with a minimum total Offering of $1,000,000, and a minimum investment of 200,000 shares, or $25,000.  Prior to the Offering, the Company is selling $1,000,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering.  The SAFE Units are sold at a 20% discount of the offering Unit price of $0.125, and are not a part of, nor reduce, the $1,000,000 minimum. The initial closing will occur on or before June 15, 2019, on a date chosen by the Company, unless extended by the Company in its discretion.  The Company may sell Units in one or more closings.

The Company retained Maxim Group, LLC to serve as its placement agent for the Offering. The Company has agreed to pay the placement agent a placement fee equal to 7% of the aggregate gross proceeds raised in the Offering and warrants exercisable for a term of five years to purchase 7% of the number of shares of common stock included in the Units sold in the Offering at an exercise price of $0.125 per share.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $18,946,375, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s unaudited interim consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions provided within the notes to the Company’s financial statements are sufficient to an understanding of its consolidated financial statements.

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

As of March 31, 2019, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three-month period ended March 31, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.  The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation, beyond those defined in the Company’s Annual Report on Form 10-K filed April 1, 2019, with the exception of those updates disclosed below:

Dispute with Former Owner of RoxSan

Action No. SC125702:

In the Matter, action No. SC125702, in the Superior Court of the State of California, County of Los Angeles, West District, the former owner of RoxSan Pharmacy, Inc., Shahla Melamed (“Melamed”), alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, and the Company’s termination of Melamed’s employment agreement.  The Company firmly believes that it had adequate grounds to justify the termination of the employment, that it acted within its rights, and shall prevail in these proceedings.  A trial date, previously set for December 2018, is currently set for January 2020.

Action No. SC 124898:

The Company has initiated legal action against Melamed and filed a complaint, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, et al. v. Shahla Melamed, et al.  The Complaint in that action alleges that Melamed has breached several obligations under the Purchase Agreement, and the Company is seeking to reduce the Secured Note due to undisclosed material changes in the business. A trial date, previously set for December 2018, is currently set for January 2020.

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

On October 8, 2018, a settlement was reached between Mr. Engert and the Company (the “Settlement”). The Settlement includes, among other things, a cash payment to Mr. Engert in the amount of $139,000, and the cancellation of all of Mr. Engert’s equity holdings in the Company.  The Settlement resulted in a net loss to the Company of $33,272. On April 10, 2019, a stipulation for dismissal was filed, and the matter has been fully resolved.

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

On January 30, 2019, in connection with a certain convertible debenture, the holder elected to convert $175,000 into 1,750,000 shares of its restricted common stock at a conversion rate of $0.10 per share.

On January 31, 2019, in connection with a certain senior secured promissory note, the Company issued 250,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $25,000.

On January 31, 2019, in connection with a certain consulting agreement, the Company issued 1,666,667 shares of its restricted common stock to the consultant for services valued at $200,000.

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

On February 12, 2019, in connection with a certain senior secured promissory note, the Company issued 40,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $4,000.

On February 23, 2019, in connection with a certain senior secured promissory note, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000.

On February 25, 2019, in connection with a SAFE offering, the Company issued 3,750,000 shares of its restricted common stock at $0.10 per share for $375,000 cash.

On February 25, 2019, in connection with a certain consulting agreement, the Company issued 25,000 shares of its restricted common stock to the consultant for services valued at $2,500.

On February 27, 2019, in connection with a certain consulting agreement, the Company issued 1,000,000 shares of its restricted common stock to the consultant for services valued at $120,000.

In March 2019, in connection with a certain convertible debenture, the holder elected to convert $95,000 into 1,719,328 shares of the Company’s restricted common stock.

On March 25, 2019, in connection with a certain senior secured promissory note, the Company issued 150,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $15,000.

On March 25, 2019, in connection with a certain consulting agreement, the Company issued 25,000 shares of its restricted common stock to the consultant for services valued at $2,500.

On March 25, 2019, in connection with a SAFE offering, the Company issued 750,000 shares of its restricted common stock at $0.10 per share for $75,000 cash.

In April 2019, in connection with a certain convertible debenture, the holder elected to convert $105,000 into 2,340,410 shares of the Company’s restricted common stock.

On April 15, 2019, the Company issued 400,000 shares of its restricted common stock for services valued at $50,000. As a result, $49,600 was recorded to paid in capital.

On April 25, 2019, in connection with a certain consulting agreement, the Company issued 25,000 shares of its restricted common stock to the consultant for services valued at $2,500.

On April 25, 2019, in connection with a SAFE offering, the Company issued 2,000,000 shares of its restricted common stock at $0.10 per share for $200,000 cash.

On April 26, 2019, in connection with a certain stock purchase agreement, the Company issued 400,000 shares of its restricted common stock, valued at $28,000, for cash in the amount of $400.

On May 2, 2019, in connection with a SAFE offering, the Company issued 500,000 shares of its restricted common stock at $0.10 per share for $50,000 cash.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.1(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on April 1, 2019 as part of the Company’s Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 14, 2014 as part of the Company’s Annual Report on Form 10-K.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.7	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of 12% Senior Secured Convertible Debenture dated December 31, 2018	Filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
4.2	Form of 12% Convertible Promissory Note dated February 27, 2019	Filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
4.3	Form of Warrant dated February 27, 2019	Filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
4.4	Form of 12% Fixed Convertible Promissory Note dated March 18, 2019	Filed with the SEC on March 22, 2019 as part of the Company's Current Report on Form 8-K
4.5	Form of Warrant dated March 18, 2019	Filed with the SEC on March 22, 2019 as part of the Company's Current Report on Form 8-K
4.6	12% Convertible Promissory Note dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.7	Form of Warrant dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.8	Securities Purchase Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.9	Registration Rights Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.10	Warrant dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
(10)	Material Contracts
10.1	Form of Letter Agreement dated December 31, 2018	Filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
10.2	Form of Exchange Agreement dated December 31, 2018	Filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
10.3	Form of Securities Purchase Agreement dated February 27, 2019	Filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Additional Exhibits
99.1	Parallax Health Sciences, Inc. Investor Presentation dated March 29, 2019	Filed with the SEC on April 1, 2019 as part of the Company's Current Report on Form 8-K
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: May 10, 2019	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

Dated: May 10, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer