Form 10-K/A
period 2018-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2019-07-26
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

200,780,679 common shares issued and outstanding as of July 25, 2019

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Parallax Health Sciences, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the year ended December 31, 2018, filed with the SEC on April 1, 2019 (the “2018 Annual Report”), is being filed in response to SEC Comment Letter dated July 1, 2019, to include in the 2018 Annual Report the changes made to the Company’s recent amended S-1 filing, as applicable.

In addition to amending the 2018 Annual Report as described above, this Amendment No. 1 amends Item 15 of Part IV to (i) replace exhibits 10.40 through 10.42; (ii) include new certifications for this Amendment No.1 pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and (iii) amend the cover page to update the number of outstanding shares of Company’s Common Stock.

Additionally, except as specifically referenced herein, this Amendment No. 1 does not affect any other portion of the 2018 Annual Report, nor does it reflect any event occurring after April 1, 2019, the filing date of the 2018 Annual Report, except as appended to section(s) entitled, “Future Financings” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Equity Compensation Plan” under Item 11, “Executive Compensation”.

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

3 https://www.milkeninstitute.org/publications/view/910

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

As an example of how each of the Company’s divisions can support each other utilizing the cross-over and cross-pollination model :

•The Optimized Outcomes division can provide a range of after-care products and services through the Connected Health division .

•The Connected Health division can offer telehealth and remote patient monitoring, and POC testing and diagnostics services directly to the doctors and patients of the Optimized Outcomes division.  Further, remote patent monitoring customers can be offered POC testing and diagnostics, and vice versa .

•The Smart Data division can offer the Company’s software and Intrinsic Code™ technology systems to the Optimized Outcomes and/or Connected Health clientele.

The term cross-over and cross-pollination is best demonstrated by the manner in which Parallax customers are exposed to products and services they might benefit from other than what they are seeking, and these additional products and services could augment the core product or service they receive from Parallax.  The cross-over component comes from the customer, their unique situation and perspective (including socio-economic, demographic and stratified health profile), and their participation in innovation through their individual goals as it relates to their health regimen; the cross-pollination comes through the value represented by the exposure to Parallax’s product and technology offerings. By way of the cross-over and cross-pollination model, the customer is empowered and increases participation in their own health, which is one of Parallax’s core strategies.

An example of the cross-over and cross-pollination model is further illustrated as follows:

• A customer has identified Parallax Care as a solution for Remote Monitoring of their health or medical condition (i.e. a chronic disease);

• The customer will be prescribed a medical regimen that includes prescription medication and biometric vitals (i.e. blood pressure, weight, glucose, et al);

• The opportunity is created for Parallax to introduce its Medication Adherence product to the customer.

The customer type will vary, depending upon the sales and marketing approach and target audience, but is primarily comprised of:

• Patients

• Providers: Doctors, Nurses, Clinicians and Caregivers

• Payers: Insurance Companies, Corporations, Government

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

Remote healthcare products include patent ed and patent pending software and mobile apps (to be available for iPhone on Apple App Play Store and Android on Google Play)  and other services, as well as electronic kits and devices from third-party licensed platforms that are designated towards a patient’s primary health concern (i.e. diabetes, blood pressure, cardiovascular, general monitoring, etc.), and offer both audio and video options that interface with the patient’s healthcare providers.  Prescription medication dosage monitoring is also available.

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

Diagnostics products include the Target System, the Company’s proprietary POC diagnostic immunoassay testing platform and test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions , and the patented SPARKS Mobile™, the next-generation handheld mobile analyzer currently under development . The Target System will allow doctors to test patients in their office, with test results delivered in 10 minutes or less.  This allows patients to be provided with important information at the time of testing. The costs of the Target System are less than outside lab-based tests, benefiting both payers and patients.  In addition, doctors will be able to generate additional revenue that would normally be paid to an outside laboratory, and patients can even perform test from their homes, with results transmitted directly to their doctor.

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

4 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC3234383/#B8

5 https://www.who.int/chp/knowledge/publications/adherence_report/en/

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

TARGET SYSTEM and DIAGNOSTIC TESTING PLATFORM

Overview

Parallax continues its focus on Point-of-Care diagnostics, with an emphasis on its Target System testing platform , including the FDA-cleared VT-1000 desktop analyzer and novel applications that detect and/or monitor infectious diseases, cardiac markers and drug of abuse assays.  The Company holds exclusive licenses, in perpetuity, to a line of proprietary, patented and/or patent-pending, FDA-cleared, Point-of-Care diagnostic tests to be utilized with its single platform diagnostic testing Target System.  Parallax, with its products and products in development, offers the potential to transform the diagnostic landscape by transitioning critical tests from the centralized lab directly to the hands of the physician or clinicians.

The Company continues to pursue viable opportunities for the commercialization of its product , including strategic partnerships with third-party companies in order to limit the Company’s capital outlay .  Additionally, the Company has sought to identify strategies that would make its proposition more valuable and competitive.  The Company has made the strategic decision to keep the POC diagnostics product line off the market, and has spent the last few years prosecuting its patents and further developing potential integration of new applications . The Company has been issued patents on core technology of its technology for its Target System.  In 2014, 2015 and 2017, the Company and its license partner, Montecito BioSciences, Ltd. (“MBS”), received patents on its mobile testing platform in conjunction with its Target System cartridges in the United States, China, Hong Kong, Macao, and India. To this end, the Company has pursued patents around its foundational technology and the SPARKS Mobile ™ diagnostic reader. The Company also has a technology that was previously cleared by the FDA technology that is being used as a platform for a test that will detect CD4 and CD8 cells which in turn determine a patient’s immune status.

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

The Company also believes that there is growth opportunity for the exploitation of its Target System platform in developing nations and regions such as Africa, India, South America, Eastern Europe, Russia and Asia as well as developed markets of North America and Western Europe. One of the first initiatives to be developed for this market will combine the Company’s SPARKS Mobile ™ (a portable hand-held diagnostic analyzer based on the VT-1000 Desktop Analyzer), currently in development, with a test for the monitoring of AIDS/TB patients through the use of a proprietary rapid point-of-care immunoassay CD4-CD8 test called PROMISE CD4, also in development.

The Diagnostics Products

The Company’s assets include a FDA-cleared VT-1000 Desktop Analyzer and more than two dozen FDA 510(k) cleared diagnostic tests.  The Desktop Analyzer and immunoassay system incorporates a flow-through rapid antigen test platform configuration that has the ability to produce high-performance quantitative blood test results with the ease of rapid qualitative diagnostic strips.  The Company has patents and patent applications related to its current and future products, as well as methods for future test development. The Target VT-1000 Desktop Analyzer is ideally suited for rapid development and commercialization of all new tests that may be introduced , as well as integrating remote patient monitoring and telehealth products and services into the Target System through the SPARKS Mobile™ platform .

VT-1000 Desktop Analyzer: Quantitative and Qualitative Immunoassay

The Company’sVT-1000 Desktop Analyzer is FDA-cleared and is capable of rapidly detecting qualitative and quantitative data for its FDA-cleared Target Platform tests.  The VT-1000 Desktop Analyzer is used for all Target Platform Tests, allowing for clinical personnel to be trained once and also gives consistent results for both qualitative and quantitative testing. The Company plans to develop the SPARKS Mobile, a hand-held analyzer unit, similar in size to a mobile phone/PDA, which will be based on the VT-1000 Desktop Analyzer (see “SPARKS Mobile™:  The Target System Hand-Held Analyzer ).

VT-1000 Desktop Analyzer

Target Antigen Detection System (“TADS”)

The Target Antigen Detection System consists of a unique single-use cartridge with reagents capable of testing multiple test markers for qualitative testing and, when used with the VT-1000 Desktop Analyzer , provides quantitative results . The TADS requires a small amount of sample and provides results in minutes.  The simplicity of the fully loaded single-use test cartridge and subsequent ease-of-use of the instrument helps to alleviate the technical burden on medical staff and makes patient diagnosis more efficient.

Each individual TADS test cartridge operates in a uniform fashion using a controlled flow-through rapid antigen testing system, utilizing an enzyme-linked immunosorbent assay (“ELISA”).  The ELISA method is a technique used to determine if a certain substance is present within a sample.  Using special antibodies that attach to the substance, the sample will generate a specific color.  The amount of color indicates the amount of substance present. Another set of antibodies are used to “capture” the substance. 6 The results can then be measured at specific wavelengths by an ELISA analyzer, such as the VT-1000, in two forms:

• Qualitative :  Refers to whether an analyte is present, and provides “positive” or “negative” results through color changes, using known positive and negative samples.

• Quantitative : Refers to how much is present, and uses a series of standards to measure the unknown amount of analyte.

TADS Cartridges

The simplicity of the fully loaded single-use test cartridge, and subsequent ease-of-use of the instrument, helps to alleviate the technical burden on medical staff, and makes patient diagnosis more efficient.

6 “ELISA,” Simple English Wikipedia, [website], March 2013, https://simple.wikipedia.org/wiki/ELISA

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

TADS Components

TADS 2.0 Flow Through Testing System with Pressure Indicator

On March 3, 2017, the Company, through its licensor, Montecito BioSciences, Inc., was granted patent 9,588,114 (See “ Intellectual Property Summary ”) for the new and improved TADS testing cartridge, which provides an assay device that has an externally manipulatable piston for creating a region of reduced air pressure beneath a membrane containing an analytic compound, preferably a receptor or antibody. The region of reduced pressure causes a fluid sample to be tested to be rapidly drawn through the membrane. To ensure that a sufficient reduction in pressure is achieved, the membrane further includes a pressure sensing means, so the entire sample contacts the analytic compound.  The Company believes that obtaining the greatest level of contact where the antibody and antigen meet, is essential when striving for the best possible test results to be consistently achieved.

How the Target Antigen Detection System (“TADS”) Works

The TADS testing system performs immunoassays on analytes for determining the presence and/or amount of an analyte in a sample, and includes:

• An immunosorbent membrane;

• An absorbent material;

• A piston component located below the absorbent material to draw analytes in a sample through the immunosorbent membrane into the absorbent material; and

• Discrete groups of pressure-sensitive microcapsules located on the immunosorbent membrane.

▪ Each group of microcapsules has a different predetermined average burst strength; and

▪ Each group of microcapsules includes a dye that is different from the dye of any other of said groups.

The TADS testing system has an immunosorbent membrane with one or more binding agents non-diffusively bound to its upper surface. The immunosorbent membrane refers to a porous support membrane having at least one antibody (polyclonal or monoclonal antibody), antibody fragment or derivative thereof, aptamer, or other non-protein based entity (e.g., a carbohydrate or lipid), which specifically binds to a cognate epitope. In particular, the porous material is a thin disk of material such as nitrocellulose, nylon (e.g., cast from nylon 6,6 polymer) or polyvinylidene difluoride (PDVF).

• A sample or analyte solution refers to any sample suspected of containing a particular analyte.  It is recognized that a sample may contain no analyte, or, in other words, the test for that ligand (a molecule that binds to another molecule) is negative.

• The sample can be of biological or environmental origin.

▪ Examples of biological samples include whole blood, serum, plasma, amniocentesis fluid, pleural fluid, peritoneal fluid, sputum, urine, feces, cerebrospinal fluid, exudates, extracts of skin or tissue specimens, swabs from the throat or wounds and the like.

▪ Examples of environmental samples include water specimens (e.g., drinking water or streams), extracts of soil samples, and swabs of shipping packages, food samples, and the like. In this respect, an “analyte” refers to any material that can be involved in an antibody/antigen reaction.

• Typically the analyte will be an antigen, for example, a protein, a carbohydrate, cell walls (e.g., bacterial or fungal cell walls), virus particles and small molecule haptens.  Other examples include molecules such as cocaine, morphine, progesterone, luteinizing hormone-releasing hormone, or DNA. It is also possible that the analyte is an antibody that reacts with a bound antigen or an antibody to the antibody.

Additional Tests and Products for Development

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

•Positive identification and specimen tracking strategy that eliminates specimen identification errors

•Simple strategy for calibration and QC

•Transferability of data to the LIS or HIS

•Agreement of result with accepted “Gold Standard” tests

•Affordable cost

The Company’s testing system is not limited to HIV or AIDS diagnostics. The test format has been applied in the past to viral and bacterial infections (e.g., Rubella, Rotavirus, Strep. A) and can be adapted towards other epidemics. Diseases like malaria, cholera, hepatitis, yellow fever, or West Nile virus and other viral diseases present increasing health threats to large populations in the world, with major existing problems at the stage of proper diagnosis.  The Company believes that it can adapt the VT-1000 Desktop Analyzer and SPARKS Mobile ™ to the rapid, simple POC diagnosis of almost all of these diseases without the requirement of additional equipment. Further, the Company believes that the combination of a mobile, hand-held testing device with a large number of different tests provided by a family of cartridges will improve the ability of current healthcare and disease diagnostics in a vast majority of today’s underserved regions. In addition, the Target System Platform also allows for the monitoring of environmental components influencing the health of populations, such as the presence of toxins in soil and drinking water and contamination of food supply.

SPARKS Mobile ™ : The Target System Hand-Held Analyzer:

The SPARKS Mobile ™ is the Company’s next-generation analyzer.  Utilizing re-engineered technology of the VT-1000 Desktop Analyzer, the SPARKS Mobile ™ is a handheld device that will utilize the Company’s TADS test cartridges and include a small, rapid testing format, in conjunction with a data acquisition and test reading, with connectivity and features similar to a smartphone device. The SPARKS Mobile™ is currently in the design stage of the development process.

SPARKS Mobile™

Design Concept

Whether searching for markers in the blood stream, or diagnosing a pathogen in urine, the Company’s SPARKS Mobile ™ will be a portable tool for rapid diagnostics. The SPARKS Mobile ™ will also provide an improvement in POC diagnostics and applications in countries with limited healthcare infrastructures and geographic limitations, both of which are of paramount importance in the combat against infectious diseases and in the fight against proliferation of endemic and pandemic diseases.  This innovative SPARKS Mobile ™ will allow for a fast (minutes instead of hours or days) performance of tests at the point of care and will only require a test cartridge and a small number of ready-to-use solutions in preformatted quantities.  Moreover, the SPARKS Mobile ™ will include the ability to store patient information, test data, and QC data, and transmit data through wireless connections.

The SPARKS Mobile ™ design goals will plan to:

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

The densimeter/multi-light spectrum reflectometer utilizing immobilized enzyme antigens in blood plasma or urine, which is the core testing system of the VT-1000, will not change.  The testing technology in the initial SPARKS Mobile™ testing device will be based upon the same FDA. 510(k) cleared technology employed in the Company’s VT-1000 Desktop Analyzer and is compatible with existing TADS test cartridges. However, a number of innovative features will be integrated into the design to meet customer and patient needs , including those included in the Company’s most recent conceptualization of design and functionality and environmental interface :

•High Infrared Light Spectrum;

•Easy Field Upgrades;

•No Change of Equipment;

•Printer Hook-up Capability;

•Low Entry Cost for New Test Development and Analysis;

•Safety, Security and Accuracy by design; and

•Desk to Docking Station: Smart Phone Capability

The SPARKS Mobile™ is being specifically designed to coordinate with the Target System and the TADS cartridges to provide reliable quantitative results within minutes, right at the point-of-care or site of testing. The continuity of the Company’s product and system upgrades and the continuous development of new tests based on an increasing point-of-care market paradigm, points to the VT-1000 Desktop Analyzer and the SPARKS Mobile™ as low cost alternatives to large laboratory analyzers and specialized training of personnel on multiple machinery. The ultimate value to the clinician or the attending physician is the ease of use, reproducibility and the history of accuracy of this type of rapid immunoassay principle in the area of quantitative analysis.

The graphics below represent the Company’s most recent conceptualization of the design components and features for the SPARKS Mobile™, its technology, operational construct and environmental interface:

SPARKS Mobile™

Design Concept

The Company has also initiated the development of telehealth, remote patient monitoring and cognitive service offering capabilities into the SPARKS Mobile ™ design and business model, for the integration of the Parallax Care ™ (Fotodigm ® and REBOOT ™ ) and Parallax Communications products and services (see “ Additional Tests and Products for Development ”).

WiFi
120
80
73
Internet
Home Health
Hub
EHR
Database
BlueTooth/Wifi
To Hub
BlueTooth
To Phone
Direct WiFi/LTE
Via Internet
120
80
73
120
80
73
120
80
73

SPARKS Mobile™

Operation Concepts

The Company will continue to develop the design of the SPARKS Mobile ™ as well as economic models designed to maximize the value of the SPARKS Mobile ™ .  Although the Company’s 2019 budget does not include 100% of the funding resources to bring the development of the SPARKS Mobile ™ to the prototype and beta stages, the Company continues to seek third-party resources, with the goal of obtaining FDA 510(k)-clearance for the SPARKS Mobile ™ based upon the FDA 510(k)-cleared VT-1000.

Immunoassays: Defined 7

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

7 “Immunoassay tests,” Encyclopedia of Surgery, [website], 2001, https://www.surgeryencyclopedia.com/Fi-La/Immunoassay-Tests.html

Molecular Identity of Calibration Standards

For Western Blot applications, a calibration standard is a molecule which contains the epitope feature of an immunoassay covalently bonded to a protein of known molecular weight. Two configurations of this structure are possible ( Figure 1 ), where the epitope structure is either linked to the amino acid backbone ( Fig 1a ) in the form of a fusion protein or linked to a side chain of a specific amino acid ( Fig 1b ).

Figure 1 : Schematic representation of calibration standard molecules.

A set of calibration standards to common epitope tags (His6, c-myc, HA, FLAG, AU1, AU5, glu-glu,) was analyzed by SDS-PAGE/Western blotting (detected via the His6 tag). A single band of 55kDa was detected, and the intensity of signal decreased with decreasing calibration standard loading as expected ( Figure 2 ).

Figure 2 : Immunodetection of a serial dilution of His6-calibration standard.

Densitometry of the data was performed and the data plotted to define the relationship between epitope amount and signal intensity ( Figure 3 ). Mathematical fitting of the data was performed, with the best fit achieved by "one site-specific binding" analysis (GraphPad Prism) as shown in Figure 3 . An excellent fit of the data was achieved using 6 calibration standard concentrations each analyzed in quadruplicate. Similar excellent fits could also be achieved by analysis of fewer standards, with indistinguishable results obtained from 3 calibration standard samples analyzed in triplicate.

Figure 3 : Mathematical description of a calibration curve.

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

Figure 4 : Accuracy of Quantitative Immunoassays.

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

Diagnostic tests performed outside the central laboratory or decentralized testing is generally known as Point-of-Care. Over the years, the increasing introduction of transportable, portable, and handheld instruments has resulted in the migration of POC testing from the hospital environment to a range of medical environments including the workplace, home, disaster care and most recently, convenience clinics. Moreover, POC test devices have contributed significantly to the growth of the overall diagnostics market over the past 10 years. As more diagnostic manufacturers pursue CLIA 8 waiver status for their POC devices and CE Mark 9 for POC or self-use. At the same time, more decentralized test venues invest in non-waived rapid tests and instruments. POC testing appears to be headed for an even bigger role in diagnosis and monitoring patient care. 10

The Global In-Vitro Diagnostics (“IVD”) market is expected to exceed $92 billion by 2025, up from $64 billion in 2017 11, and is expected to continue at a 4.8% compounded annual growth rate over the next eight years. Self-testing is the biggest trend fueling the growth, and the recent advancements in IVD technology has a large influence over the product type segment, which is poised to grow at a compounded annual growth rate of 6.1% from 2018 to 2025 12.  The growth is being driven by devices aimed at making acute care more efficient. There is a concerted effort to reduce time spent in expensive intensive care units and in the hospital in general. More tests and technologies have been adapted to serve the needs of physician offices and home testing.

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

Competitive Landscape

There are approximately 40 to 50 companies in the Point-of Care diagnostic industry in the U.S. and approximately another 100 outside the U.S. 13. The POC space can be broken down into various sub-sets such as molecular biologist developing reagents, and markers to diagnostic equipment and test development companies, as well as companies who do neither and focus on marketing tests, equipment and assays.  Most notably in the POC space are the large pharmaceutical companies such as Bayer, Roche, Abbott Labs, ThermoFisher and others.  Parallax’s specific competitive landscape is tied to its patented process involving the SPARKS Mobile ™ Analyzer and Target System platform In-Vitro Tests.  There are a number of companies developing mobile devices to perform a host of health industry-related services and the Company believes that more companies will enter the mobile diagnostic space in the next few years.  The industry has yet to develop a standardized Point-of-Care immunoassay platform for any device to be integrated into.  The Company’s SPARKS Mobile ™ Analyzer is designed to deliver a device that adds immediate value to health providers, patients and health insurance companies.

8Clinical Laboratory Improvement Amendments (CLIA) of 1988 are United States federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States, except clinical trials and basic research.

9The letters "CE" are the abbreviation of French phrase "Conformité Européene" which literally means "European Conformity" CE Marking indicates that your medical device complies with the applicable EU regulations and enables the commercialization of your products in 32 European countries.

10 “The Worldwide Market for Point-of-Care (POC) Testing (Infectious Disease Testing, POC Cancer Tests, Rapid Coagulation, Urine Testing, Lipid Tests, Pregnancy Testing, Glucose Testing and Other POC)”, Kalorama Information, [website], February 2018,

  https://kaloramainformation.com/product/the-worldwide-market-for-point-of-care-poc-testing-infectious-disease-testing-poc-cancer-tests-rapid-coagulation-urine-testing-lipid-tests-pregnancy-testing-glucose-testing-and-other-poc/

11 S. Ugalmugale and S. Mupid, “In-vitro Diagnostics Market … Competitive Market Share & Forecast, 2018 – 2024,” Global Market Insights, Inc, [website], August 2018, https://www.gminsights.com/toc/detail/in-vitro-diagnostics-market

12 “In Vitro Diagnostics (IVD) Market…Global Opportunity Analysis and Industry Forecast, 2018-2025,” Allied Market Research, [website], December 2018, https://www.alliedmarketresearch.com/ivd-in-vitro-diagnostics-market

13 “Top 50 Companies on Point of Care Diagnostic Testing,” Kalorama Information, [website], May 2017, https://www.kaloramainformation.com /product/top-50-companies-in-point-of-care-diagnostic-testing/

The Company’s primary goal is to create a mobile platform that can integrate and utilize the flow-through process of its Target System platform, and offer the healthcare provider a system that is fully interoperable and ubiquitous with a potentially large number of in vitro tests.  There are other test platforms in the space, but the Company has filed a patent application on the process of its SPARKS Mobile ™ Analyzer and TADS test cartridge.  There can be no assurance that the Company’s POC devices will prove to be competitive with the other POC devices under development.

Until the Company secures a minimum of one million dollars ($1,000,000) of additional capital to operate for the next twelve months it will remain highly vulnerable to competition.  The Company anticipates the need for a minimum of an additional two million dollars ($2,000,000) of investment capital for it to achieve its goals of developing a commercially viable rapid POC CD4-CD8 immune status test and the SPARKS Mobile ™ Analyzer version of the VT-1000 Desktop Analyzer. The Company intends to explore licensing partners for manufacturing and distribution. Should adequate funds be available from future funding resources, the Company may use a small portion of the budgeted proceeds for Research and Development to fund the remaining development of the SPARKS Mobile ™ device.  However, the Parallax Care™ and Outcomes Platform is the Company’s near term focus.  There can be no assurance that such amount will prove adequate to develop the Company’s products. Furthermore, the Company’s competition has significantly greater resources that they can deploy and time to head off competition.

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

Availability:Rapid diagnostic tests are not always available in developing countries. Most tests have limited shelf lives, and many countries have weak public and private sector procurement and distribution systems. The consistency and quality of imported tests can also be issues. To address these constraints, local government regulations, quality assurance, shelf life testing, and distribution systems all need to be assessed and improved. The Company intends to initially control all of the manufacturing of the Target System Desktop and SPARKS Mobile ™ analyzers and test cartridges in conjunction with Montecito.

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

The cost to obtain PMA approval on one novel device can be anywhere from $10 million to $1 billion, and can take an average of 3 to 7 years to bring a device to market. 14 Examples of PMAs include digital mammography, minimally invasive and non-invasive glucose testing devices, implanted defibrillators, and implantable middle ear devices.

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

14 https://www.sciencedirect.com/

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

Biometric Monitoring 15

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

15 http://www.ihealthdirectory.com/biometric-monitor/

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

Medication Monitoring/Compliance/Adherence

Nonadherence with medication is a complex and multidimensional healthcare problem. Patients forget to take their medications, creatively alter their medications, engage in unendorsed polypharmacy, mix their medications, and take medications in combinations that may have dire synergistic interaction effects, such as dizziness and confusion.  Estimates of medication nonadherence rates typically range from 20% to 85%, (see figure below) 16. As a result, a substantial number of patients do not benefit optimally from pharmacotherapy and can wind up in emergency situations, hospitalized, or worse.  In fact, hospital readmission generated by medical non-compliance and nonadherence was a $41 billion-dollar problem in the United States in prior years and is growing 17.

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

Product Development

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

The Company is reducing to practice the claims of its Fotodigm® data capture technology through internal development and through external technology development partnerships.  The Fotodigm® system is being developed to utilize a proprietary Machine Face Recognition engine along with proven and existing Optical Character Recognition (“OCR”) technology through third-party license.  The technology has been beta tested and utilized in the field by patients within remote patient monitoring systems for the reduction of hospital readmissions.

16 https://www.pillsy.com/articles/medication-adherence-stats

17 https://cvshealth.com/newsroom

Parallax’s customer pilot was able to offer a biometric monitoring capability from devices that were not Internet connected and this lowered the cost of service delivery and sustainability. The pilot for a large hospital group met the requirements of removing the connectivity and cloud based requirements on biometric measurement devices. The focusing on FDA approved measurement devices connected via Fotodigm® allowed for the reduction of costs of telehealth services delivery. The system has been developed in a mobile application that can be downloaded by Parallax end users at the Company’s remote patient monitoring website at www.parallaxcare.com.

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

•Pharmaceutical companies increase profitability

•and deliver value beyond the pill

•Pharmacy retailers ensure repeat orders, increased fulfillment and enhance brand loyalty

•Physicians have the ability to become proactive,

•rather than reactive

•Every 1% improvement in medication adherence results in $2 billion in savings to U.S. Healthcare system and a $4 billion revenue increase to pharmaceuticals [18]

•Differentiation in the marketplace for early adopters

Market Opportunities

The market demand for remote patient care (“RPC”) solutions is at an all-time high and continues to increase due to healthcare insurance reimbursement of the services delivered over RPC systems.  Further, the move from “fee-for-services” to outcomes-based payment structures have brought about the need for doctors and all other healthcare providers to increase the efficiency and to reduce the costs of care delivery to patients.  Clearly, as with the introduction of any new technology, there is a significant market differentiator for early adopters. Residences, assisted living facilities, and long-term care facilities all exist in a competitive environment in which differentiation between them is based upon higher desirability, which amounts to higher profits for those who are able to offer more. Unlike other service businesses, residences have the ability to attract clients requiring services on a long-term basis. 19 Additional market opportunities exist around hospitals and their management’s needs surrounding the reduction and elimination of patient readmissions.

18 “Adherence, Compliance, Persistence,” MediPENSE, [website], https://medipense.com/en/medication-adherence-compliance/

19 “The Long Term Care Market: Nursing Homes, Home Care, Hospice Care, and Assisted Living,“ Research and Markets, [website], February 2019, https://www.researchandmarkets.com/research/476vtw/united_states?w=12

The global RPM systems market draws immense focus due to strict governmental measures to cut down healthcare expenditure, and reduce hospital stays. Remote patient monitoring serves to minimize hospital readmissions, and reduces the load on physician time, and nursing staff, thus greatly reducing healthcare costs. A rapidly aging population vulnerable to chronic diseases, and a growing desire to live independent lives among the elderly are driving growth in the market. Given the rise in the number of insured patients covered under reforms such as the Affordable Care Act, coupled with stricter reimbursement norms, healthcare providers are under constant pressure to manage wider patient population at lower costs. With the healthcare industry migrating towards an outcome-driven effective healthcare system, remote patient monitoring technology stands optimally positioned for growth.20

Encouraged by the widespread proliferation of high-speed internet, and related services, the adoption of RPM systems is witnessing strong demand. There is growing interest in IoT-driven healthcare services and wearable medical devices that feature sensors, actuators, and other mobile communication methods through which patient data can be continuously transmitted onto a cloud-based platform. Healthcare providers are increasingly adopting cloud computing technologies, which not only offer cost benefits but also allow healthcare organizations to increase operational efficiency.21

The global market for remote monitoring systems is projected to reach over $66 billion by 2020, driven by government measures to reduce healthcare spending against a backdrop widening healthcare budget deficit.22  As stated by the new market research report on Remote Patient Monitoring Devices, North America represents the largest market worldwide, occupying close to 41% of the total market share, and is expected to grow at an exponential compounded annual growth rate of 21.34% during the forecast period.23 Asia-Pacific ranks as the fastest growing market with a compounded annual growth rate of 13% over the forecast period. The growth in the region is driven by the increase in per capita healthcare spending and the need for a cost-effective and sustainable healthcare system along with infrastructure capable of addressing the growing healthcare needs of an expanding population. 24

Misuse of Opioids and Other Addictive Substances

During 2017, there were more than 72,000 overdose deaths in the United States, including 49,068 that involved an opioid, according to a provisional CDC count.25 More than 130 people died every day from opioid-related drug overdoses in 2016 and 2017, according to the US Department of Health & Human Services (HHS).

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

20 S. Kripalani, et al, “Reducing Hospital Readmission: Current Strategies and Future Directions,” Annual Review of Medicine, [website], https://www.annualreviews.org/doi/10.1146/annurev-med-022613-090415

21 I. Liao, “5 Real-Time & Remote Patient Monitoring Trends,” MPO Magazine, [website], August 2018, https://www.mpo-mag.com/contents/view_online-exclusives/2018-08-22/5-real-time-remote-patient-monitoring-trends/7970

22 “Focus On Cost Savings Through Streamlining Clinical Workflow Processes Drives the Healthcare IT Market, According to New Report by Global Industry Analysts, Inc.,” PRWeb, [website], July 2019,

  https://www.prweb.com/releases/healthcare_it_market/ electronic_health_record/prweb11718606.htm

23 “Remote Healthcare (mHealth, Tele-ICUs, & Virtual Health) Market - Global Outlook and Forecast 2018-2023,” Research and Markets, [website], March 2018, https://www.researchandmarkets.com/research/d9cmmq/global_remote?w=4

24 “Asia-Pacific Remote Patient Monitoring Systems Market-Growth, Trends and Forecast (2019-2024)”, Mordor Intelligence, [website], https://www.mordorintelligence.com/industry-reports/asia-pacific-remote-patient-monitoring-system-market-industry

25 “Provisional Drug Overdose Death Counts,” Center for Disease Control, National Center for Health Statistics,” [website], https://www.cdc.gov/nchs/nvss/vsrr/drug-overdose-data.htm

The lucrative reimbursement policy introduced by the government agencies promoting the use of telemedicine and virtual health services is driving the market in North America. The U.S. and Canada are the major revenue contributors to the market in North America. Further, the increasing investments in research and development and technological innovations will help major players in the North American region occupy a larger market share over the next few years.

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

Patients’ and providers’ use of mobile health (“mHealth”) apps provide a framework for assessing the role mHealth can play in medicine and as a source of PGHD. Physicians use social media primarily for personal use (60%), though accessing healthcare news (21%), communicating with peers (18%), marketing the practice (11%), and communicating to patients (4%) are also practiced. Among physicians who choose not to use social media, concerns about patient privacy (52%), lack of time (51%), concerns about liability (42%), the belief that social media has little professional value (40%), and lack of familiarity (23%) are cited most frequently. In 2014, two-thirds of physicians surveyed reported using a mobile app to check medication interactions, diagnose a condition, access EHRs, check results, create clinical notes, and prescribe electronically, and more than a third of U.S. physicians recommended their patients use health apps.26

Questions related to provider licensure pose another potential barrier to the routine use of mHealth. When a patient has his or her radiograph read, many current U.S. state laws require that it be read by a physician licensed in the state where the patient is located and had the radiograph. PGHD can raise special issues. For example, if a patient lives in New York and has an mHealth device that continues to monitor certain aspects of his or her health and the patient crosses three states and then travels into the EU, does the patient’s physician need to be licensed in each of the other three states and in the applicable country in the EU when the data is transmitted from that state or country in the EU? Within the United States, most states require that the out-of-state physician receive an unrestricted license in the state in which the initial patient interaction occurred.  Some states issue a telemedicine license to facilitate practice across state lines when the physician holds an unrestricted license in another state.  In the radiograph situation, the imaging physician is reading the radiograph at one point in time and billing for that service. With the monitoring of an individual’s health information continuously, the clinician may be being paid to manage the patient’s condition or his or her overall care.  The special privacy and confidentiality issues can raise important mHealth implications. It is important that vendors and healthcare systems coordinate their efforts to minimize these issues.

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

26Petersen C, DeMuro P. Legal and regulatory considerations associated with use of patient-generated health data from social media and mobile health (mHealth) devices. Appl Clin Inf 2015; 6: 16–26 http://dx.doi.org/10.4338/ACI-2014-09-R-0082

Intellectual Property (Remote Patient Care)

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

Goal Mastery 27

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

27 Grafton Integrated Health Network®

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

•An estimated one in four adults (about 60 million Americans) experiences mental illness in a given year.28

•About 14 million people live with a serious mental illness.29

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

•About 9 million adults have co-occurring mental health and addiction disorders. 19

•20 million Americans suffer from substance abuse. 19

In addition, there is a critical mental health provider shortage creating significant access to care issues:

•Only 40% of Americans with mental illness report receiving treatment. 19

•One mental health provider exists for every 790 individuals. 30

•Approximately 4,000 Mental Health HPSA (professional shortage areas) exist which is based on a psychiatrist to population ratio of 1:30,000 -- meaning it would take approximately 3,000 additional psychiatrists to eliminate the current mental health HPSA designations. 31

•A report to Congress found that 55 percent of the nation’s 3,100 counties have no practicing psychiatrists, psychologists or social workers. 32

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

Autism Market 33

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

28https://www.nami.org/learn-more/mental-health-by-the-numbers

29http://www.lb7.uscourts.gov/documents/12-cv-1072url2.pdf

30https://khn.org/news

31https://www.kff.org

32https://www.jconline.com/story/news/2014/04/12/dire-shortage-of-psychiatrists-in-greater-lafayette-leaves-patients-waiting-months-for-help/7656745/

33https://blog.marketresearch.com/autism-treatment-programs-are-growing-a-1.8-billion-market-in-the-u.s

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

INTELLECTUAL PROPERTY SUMMARY

Mr. Nathaniel T. Bradley, Chief Technical Officer (‘CTO”) for the Company, provides Intellectual Property protection recommendations for all of Parallax’s Intellectual Property, open patent applications and products, both domestically and internationally. Mr. Bradley informs the Company and its shareholders of the accurate and current state of the commercial patented coverage and, where possible, identifies the existence of novel and patentable inventions present in the current innovation initiative.   Mr. Bradley concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect Parallax’s inventions and innovations.

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

This Patent and pending application(s) cover the Company’s SPARKS Mobile ™ hand-held analyzer, which is used in conjunction with the Target System test cartridges. The hand-held Target Analyzer device is capable of housing and analyzing two assay cassettes, and optionally features wired or wireless data transfer and multiple data acquisition components including a keypad, a touch-pad, a barcode wand and / or a finger print reader.  On August 23, 2013, the Company was notified that its Chinese Patent Application No. 200780039901.X “Portable Apparatus for Improved Sample Analysis” had been granted by the States’ Intellectual Property Office of the Peoples Republic of China. Patents were also issued in Hong Kong and Macao.  The Company filed in India under a New Indian Patent Application based on the PCT Application No. PCT/US2007/082499 The case is currently pending.

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

On January 11, 2018, pursuant to a resolution of the Board, the Company issued 6,000,000 shares of its restricted Common Stock to certain officers and directors as follows: 5,000,000 shares to Calli R. Bucci, an officer and director, and 500,000 shares each to John L. Ogden and Edward W. Withrow Jr., directors .  The shares were purchased at par, or $0.001 per share, for  $6,000, of which $1,000 was cash and $5,000 was stock compensation.

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

On August 13, 2018, in connection with the exercise of certain employee stock options, the Company issued 1,071,430 shares of its restricted Common Stock at a conversion rate of $0.05 per share to Calli R. Bucci, an officer and director .  The shares were issued on a cashless basis, resulting in a net value of $187,500.

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

On September 30, 2018, in connection with the Company’s Series C Shares equity offering, Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley, officers and directors of the Company, were each issued 30,000 Series C Preferred shares, for an aggregate of 90,000 Series C Shares , at a price of $5.00 per share, in exchange for debt in the principal sum of $450,000.

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

Exemption From Registration. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

•Connected Health

Fotodigm®

Fotodigm® is the Company’s patent-pending, integrated, interoperable, cloud-based platform, that allows for ease of use of the Company’s proprietary products and services and third-party Plug-n-Play interfaces. Designed with increased accessibility and accelerated adoption in mind, Fotodigm® enables patients and doctors to use a singular, integrated, interoperable platform for:

•Telehealth;

•Remote Patient Monitoring (“RPM”);

•Point-of-Care (“POC”) testing;

•Healthcare education services.

Fotodigm® provides simple, cost-effective, accessible and affordable products and services that deliver industry breakthrough advantages.  The Fotodigm® construct was developed to provide payers, patients and providers with the ability to choose and interchange their services, and be able to interchange where the healthcare practitioner deems it the best course of action. The Fotodigm® system is being developed to utilize a proprietary Machine Face Recognition engine along with proven and existing Optical Character Recognition (“OCR”) technology through third-party license.  The technology has been beta tested and utilized in the field by patients within remote patient monitoring systems for the reduction of hospital readmissions.

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

•25 FDA-cleared rapid tests in the areas of:

•Cardiac;

•Infectious diseases;

•Medical conditions;

•Drugs of abuse;

•Pregnancy.

• the Target Antigen Detection System (“TADS”),  a unique, patented single-use device cartridge that allows for positive, controlled sample processing, a system of specific immune reactions to detect individual disease conditions, and a quick response diagnostic system that provides answers to specific screening problems under ten minutes.

The Target System has the capacity to test hundreds of conditions, and is to be offered to doctors for use at the doctors’ offices and at patients’ homes , or in triage and ambulatory environments.

The Target System is not commercially available at this time, as the product is currently in redesign and development, with a primary focus on developing the SPARKS Mobile™, the patented handheld mobile version of the VT-1000 desktop analyzer.

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

The Company converted related party convertible promissory notes in the aggregate principal of $337,750 and related accrued interest of $128,132, into convertible debentures in the aggregate principal of $428,132 , dated November 14, 2018 (the “Effective Date”) .  The convertible debentures bear interest at a rate of 1 2 % per annum, mature February 29, 2019, and are convertible into  restricted shares of the Company’s Common Stock at a conversion rate of $0. 10 per share , or, in the event of default has occurred or the date of conversion is 120 days after the Effective Date, the lesser of (a) $0.10 or (b) 70% of the second lowest traded price for the 20 trading days immediately preceding the date of conversion .  During the year ended December 31, 2018, interest in on the convertible promissory notes the amount of $102,755 was expensed.  As of December 31, 2018, no accrued interest remains.

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

In 2019, the Company issued convertible promissory notes in the principal sum of $585,000 for working capital, of which $556,780 in proceeds was disbursed to the Company after an original issue discount of $28,220. The notes bear interest at a rate of 12% per annum, mature six to twelve months from payment of disbursed proceeds, and contain a repayment provision to convert the debt into shares of the Company's Common Stock at an average conversion price of $0.12 per share.

On July 3, 2019, the Company issued Senior Secured Notes (the “Senior Notes”) for proceeds in the aggregate principal sum of $220,000. The Senior Note bears interest at a rate of 8% per annum, and matures 180 days from issuance. As additional consideration, 1,200,000 shares of the Company’s restricted common stock is being issued to the note holder, valued at $190,200.

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

NOTE 13. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2018 and 2017, was as follows:

	December 31, 2018	December 31, 2017

Income (loss) before taxes	$17,113,718	$(10,511,392	) [1]
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	5,230,900	(3,147,200)

Effect of the U.S. tax law change	––	658,800

Effect of release of net operating loss carryforwards	(2,738,100)	––

Tax effect of non-deductible expenses:
Gain on extinguishment of debt-principal	(6,230,700)	––
Stock compensation/amortization of stock options	1,026,600	738,100
Discount amortization	837,300	1,626,300
Other	1,500	6,100
Total tax effect of non-deductible expenses	(4,365,300)	2,370,600

Change in valuation allowance	(1,872,500)	117,800

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

[1] As adjusted, due to correction of error (Note 14).

The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carried forward	$––	$1,947,500

Bad debt allowance	––	1,100

Officers’ accrued compensation	243,400	140,300

Accrued related party interest	20,700	47,700

Valuation allowance	(264,100)	(2,136,600)

Net deferred income tax asset	$––	$––

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

Calli R. Bucci – Chief Financial Officer, Corporate Secretary, Director

Ms. Bucci has over thirty years of experience in the field of finance and business management.   She joined Parallax in 2010 as its controller, and has served as its Chief Financial Officer since November 2012.   Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007 to January 2010, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes.

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

Ms. Bucci concurrently holds the position of Chief Financial Officer of PearTrack Security Systems, Inc., a Nevada corporation.

Ms. Bucci attended Santa Monica College and the University of California at Berkley, majoring in Accounting.

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

E. William Withrow Jr. – Director

Mr. Withrow Jr. has nearly twenty years of experience in the financial investment industry, twenty-four years of experience in the logistics field, and twenty years of experience in civic leadership. Since 2004, Mr. Withrow has served as an elected member of the Board of Trustees of the Peralta College District in the San Francisco Bay area, an institution consisting of 2,000 faculty and staff and approximately 30,000 students.   From 1997 to 2002, Mr. Withrow Jr. served as a financial consultant for Wells Fargo, a provider of personal banking and investing services.  From 1993 to 1997, he served as a financial consultant for Merrill Lynch, a financial management and advisory company.  From 1987 to 1989, Mr. Withrow Jr. served as a sales manager for Paine Webber, a stock brokerage and asset management firm, and from 1983 to 1987, he served as a financial consultant for Drexel Burnham Lambert, an investment banking firm.  As a financial consultant and sales manager for the aforementioned financial institutions, Mr. Withrow Jr. examined financial statements, evaluated investment opportunities, provided advice to clients about possible investment opportunities and provided advice to stockbrokers and other individuals attempting to sell securities.

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

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)	($)	($)		($)
Paul R. Arena Chief Executive Officer President	2018	154,500	None	500,000	[1]	None	[1]	None	None	325,983	[4] [5]	980,483
	2017	71,950	None	500,000	[1]	228,875	[1]	None	None	115.087	[4]	923,412
Calli R. Bucci Chief Financial Officer Secretary	2018	113,000	None	820,000	[2]	134,500	[2]	None	None	211,308	[4] [5]	1,278,808
	2017	88,040	None	None		22,154	[2]	None	None	174,714	[4]	284,908
Nathaniel T. Bradley Chief Technology Officer President, PHM	2018	92,000	None	None		137,350	[3]	None	None	174,655	[4] [5]	404,005
	2017	54,828	None	750,000	[3]	57,350	[3]	None	None	203,876	[ 5 ]	1, 066 , 0 54

[1]

Pursuant to Employment Agreement effective July 7, 2017, 10,000,000 shares of restricted Common Stock were granted, , with a fair market value on grant date of $2,000,000, of which 2,500,000 vested during 2017, valued at $500,000, and 2,500,000 vested during 2018, valued at $500,000; and 5,000,000 options were granted, valued at $915,500 using the Black Scholes method, of which 1,250,000 vested during 2017, valued at $228,875, and none vested in 2018 . The assumptions used in valuing the options were: expected term 3.5 years, expected volatility 1.88, risk free interest rate 1.95%, and dividend yield 0%.

[2]

Pursuant to 2015 grant of 1,500,000 options, valued at $69,750 using the Black Scholes method, 500,000 vested during 2017, valued at $22,154 . The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 1.62, risk free interest rate 1.58%, and dividend yield 0%; and pursuant to Executive Agreement effective January 1, 2018, 1,000,000 options were granted, all of which vested in 2018, valued at $134,500 using the Black Sholes method.  The assumptions used in valuing the options were: expected term 3.75 years, expected volatility 1.78, risk free interest rate 2.25%, and dividend yield 0% ; and , pursuant to 2018 stock award of 5,000,000 shares,100% vested immediately, with a fair market value on grant date of $820,000.

[3]

Pursuant to Employment Agreement effective August 1, 2017, 3,000,000 shares of restricted Common Stock were granted, 100% vesting immediately, with a fair market value on grant date of $750,000; and 2,000,000 options were granted, valued at $389,400 using the Black Scholes method, of which 250,000 vested during 2017, valued at $57,350, and 750,000 vested during 2018, valued at $137,350.  The assumptions used in valuing the options were: expected term 3.25 years, expected volatility 1.95, risk free interest rate 2.29%, and dividend yield 0%

[4]	Includes $150,000 for each officer paid in connection with the purchase of convertible preferred Series C shares.
[5]

Pursuant to agreements with Company, a portion of officer’s compensation is accrued and deferred until the Company reaches certain funding and earnings goals .  Included in these goals are a private placement offering for $3-$6 million.

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

In June 2019, the Company adopted and approved the 2019 Stock Incentive Plan (“the 2019 Plan”), wherein forty million (40,000,000) restricted shares of Common Stock were reserved for issuance. The 2019 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. The 2019 Plan is currently administered by the Company’s board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options. On June 17, 2019, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission for the 40,000,000 shares underlying the 2019 Plan.

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

There were no other options exercised during the years ended December 31, 2018 or 2017, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following tables summarize the outstanding equity awards held by each executive officer and director at December 31, 2018:

	Option Awards					Stock Awards
Name	Total Number of Options Granted	Number of Options Vested / Exercisable	Number of Options Non-Exercisable	Exercise Price	Expiration Date	Number of Unvested Units	Value of Unvested Units
Paul R. Arena	5,000,000	1,250,000	3,750,000	$0.25	07/07/2022	5,000,000	$1,000,000
Nathaniel T. Bradley	2,000,000	1,000,000	1,000,000	$0.25	08/01/2022	––	––
Calli R. Bucci	1,000,000	1,000,000	––	$0.25	08/13/2020	––	––
John L. Ogden	500,000	500,000	––	$0.05	10/05/2020	––	––
Edward W. Withrow Jr.	750,000	750,000	––	$0.05	10/05/2020	––	––
Total	9,250,000	4,500,000	4,750,000			5,000,000	$1,000,000

Compensation of Directors

The table below summarizes the compensation paid to the Company’s independent directors for their services as members of the Company’s board of directors for the years ended December 31, 2018, and December 31, 2017:

Director Name		Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Edward W. Withrow Jr. Director	2018	None	None	None		None	None	None	None
	2017	None	None	14,794	[1]	None	None	None	14,794
John L. Ogden Director	2018	None	None	None		None	None	None	None
	2017	None	None	10,175	[2]	None	None	None	10,175

[1]

Pursuant to grant of 750,000 options on October 5, 2015, valued at $39,450 using the Black Scholes method, of which 468,750 options vested in prior years, valued at $24,656, and 281,250 options vested during 2017, valued at $14,794.   The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 1.82, risk free interest rate 1.35%, and dividend yield 0%.  Total 750,000 options vested as of December 31, 2018 and 2017.

[2]

Pursuant to grant of 500,000 options on October 5, 2015, valued at $26,300 using the Black Scholes method, of which 312,500 options vested in prior years, valued at $16,438, and 187,500 options vested during 2017, valued at $9,863.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 1.82, risk free interest rate 1.35%, and dividend yield 0%. Total 500,000 options vested as of December 31, 2018 and 2017.

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

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Montecito BioSciences, Ltd.	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	10,416,648	[2]	4.71%
Paul R. Arena	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	8,150,205	[5] [8]	3.68%
Calli R. Bucci	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	10,353,197	[7] [8]	4.68%
Edward W. Withrow III	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	50,958,889	[2] [4]	23.03%
Nathaniel T. Bradley	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	8,350,773	[6] [8]	3.77%
Jorn & Jennifer Gorlach	3194 Quarry Road	Manchester, NJ 08759	33,990,874	[2] [3]	15.36%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	2,816,964	[8]	1.27%
Edward W. Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	1,784,187	[8]	0.81%
	Total		126,821,737		57.31%

	Directors and officers as a group (5 shareholders)		31,455,326		14.21%
	More than 5% ownership (3 shareholders)		95,366,411		43.10%
	Total		126,821,737		57.31%

Indirect ownership holdings included in above:	Address	City, State, Zip			Indirect Beneficial Owner
Montecito BioSciences, Ltd.	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	38,156,227	[2]	Edward W. Withrow III Dr. .Jorn Gorlach
M. Katuska Sandoval	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	5,000,000	[4]	Edward W. Withrow III
Withrow Sinclair & Co.	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	5,721,900	[4]	Edward W. Withrow III
Huntington Chase LLC	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	1,000,000	[4]	Edward W. Withrow III
AvantGarde LLC	3194 Quarry Road	Manchester, NJ 08759	6,367,810	[3]	Dr. .Jorn Gorlach
Hamburg Investment Group	3194 Quarry Road	Manchester, NJ 08759	281,250	[3]	Dr. .Jorn Gorlach
Bradley Brothers LLC	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	5,228,346	[6]	Nathaniel T. Bradley
	Total		61,755,533

[1] Based upon 158,113,141 shares issued and outstanding at December 31, 2018, 28,219,857 shares of common stock underlying vested options and warrants, and 34,938,881 shares of common stock underlying convertible preferred stock and dividends. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2] 38,156,227 shares held by Montecito BioSciences, Ltd., of which 18,200,522 shares are indirectly beneficially owned by Edward W. Withrow III, and 9,539,057 shares are indirectly beneficially owned by Dr. Jorn Gorlach, and are included in each individual’s beneficial ownership shares. See footnote [3] and [4].  Remaining 10,416,648 shares directly held by Montecito BioSciences, Ltd.

[3] Includes direct beneficial ownership of 4,578,747 common shares; and indirect beneficial ownership of (i) 4,960,310 common shares and 1,407,500 warrants to purchase common shares held by Avantgarde LLC, and (ii) 281,250 warrants and 12,924,010 common shares underlying convertible preferred stock and dividends held by Hamburg Investment Group, entities controlled by Dr. Jorn Gorlach; and (iii) 9,539,057 shares of Montecito BioSciences, Ltd. [2]

[4] Includes direct beneficial ownership of 7,631,245 common shares; and indirect beneficial ownership of (i) 5,721,900 common shares held by Withrow Sinclair & Co., and (ii) 1,000,000 vested stock options and 13,405,222 common shares underlying convertible preferred stock and dividends held by Huntington Chase LLC, entities controlled by Edward W. Withrow III; (iii) 5,000,000 shares held by M. Katuska Sandoval, spouse of Edward W. Withrow III; and (iv) 18,200,522 shares of Montecito BioSciences, Ltd. [2]

[5] Includes direct beneficial ownership of 5,000,000 common shares and 1,250,000 stock options, respectively, vested as of December 31, 2018, of 10,000,000 restricted stock award and 5,000,000 stock options granted per Employment Agreement dated July 7, 2017; 625,000 warrants to purchase common stock;  and 1,275,205 common shares underlying convertible preferred stock and dividends.

[6] Includes direct beneficial ownership of 1,222,222 stock options vested as of December 31, 2018, of 2,000,000 granted per Employment Agreement dated August 1, 2017, as amended; 625,000 warrants to purchase common stock; 1,275,205 common shares underlying convertible preferred stock and dividends; and indirect beneficial ownership of 5,228,346 common shares held by Bradley Bros, LLC, an entity controlled by Nathaniel T. Bradley, director.

[7] Includes direct beneficial ownership of 7,452,992 common shares; 1,000,000 stock options vested as of December 31, 2018, of 1,000,000 granted per Employment Agreement dated January 1, 2018; 625,000 warrants to purchase common stock; and 1,275,205 common shares underlying convertible preferred stock and dividends.

[8] Director and/or Officer of Parallax.

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

Related Parties:

Montecito BioSciences, Ltd. (“MBS”) is a beneficial ownership shareholder of the Company.  The President of MBS , Mr. Edward W. Withrow III, is also a beneficial ownership shareholder.   Mr. Withrow III, is also principal/control person of Withrow Sinclair & Co., and Huntington Chase, LLC, shareholders of the Company.  Mrs. M. Katuska Sandoval, a shareholder, is the spouse of Mr. Withrow III.

Dr. Jorn Gorlach, a beneficial ownership shareholder of MBS, is also a beneficial ownership shareholder of the Company.  Dr. Gorlach is also principal/control person of Hamburg Investment Company, LLC and AvantGarde LLC, shareholders of the Company.

Bradley Bros. LLC, a shareholder of the Company, is controlled by Nathaniel T. Bradley, an officer and director.

Stock Issuances:

On January 23, 2017, the Company issued 30,000 shares of its Series B Preferred Stock at $5.00 per share to Hamburg Investment Company, LLC, an entity controlled by Dr. Jorn Gorlach, a beneficial shareholder, for cash in the amount of $150,000.

On March 16, 2017, in connection with a related party convertible promissory note in the amount of $250,000 and accrued interest of $7,954, the Company issued 1,228,346 shares of its restricted Common Stock at a conversion rate of $0.21 per share to Bradley Brothers, LLC, an entity controlled by Nathaniel T. Bradley, an officer and director .

On May 18, 2017, in connection with a related party convertible promissory note in the amount of $200,000 and accrued interest of $27,781, the Company issued 2,277,808 shares of its restricted Common Stock at a conversion rate of $0.10 per share to Joseph M. Redmond, former President, CEO and director .

On September 11, 2017, in connection with a related party convertible promissory note in the amount of $491,100, the note holder elected to convert a portion of the principal in the amount of $40,000.  As a result,  the Company issued 400,000 shares of its restricted Common Stock at a conversion rate of $0.10 per share to Edward W. Withrow, III, a beneficial owner .

On January 11, 2018, pursuant to a resolution of the board of directors, the Company issued 6,000,000 shares of its restricted Common Stock to certain officers and directors as follows: 5,000,000 shares to Calli R. Bucci, an officer and director, and 500,000 shares each to John L. Ogden and Edward W. Withrow Jr., directors .  The shares were purchased at par, or $0.001 per share, for cash in the amount of $6,000.

On August 13, 2018, in connection with the exercise of certain employee stock options, the Company issued 1,071,430 shares of its restricted Common Stock at a conversion rate of $0.05 per share to Calli R. Bucci, an officer and director .  The shares were issued on a cashless basis, resulting in a net value of $187,500.

On September 30, 2018, in connection with the Series C convertible Preferred Stock equity offering (Note 9), Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley, officers and directors of the Company were each issued 30,000 Series C Preferred shares, for an aggregate of 90,000 Series C preferred shares , at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. In connection with the Series C preferred shares, the officers were also each issued 625,000 warrants, for an aggregate of 1, 875, 000 warrants, which are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

Preferred Stock Holdings:

As of December 31, 2018, Huntington Chase Financial Group, whose principal , Edward W. Withrow, III is a beneficial shareholder of the Company, holds 399,732 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into twenty (20) common shares at an average price of $0.27518 per share, for a total of 7,994,638 common shares, if converted.  Dividends are payable semi-annually at a rate of 7% per annum, to be paid in cash or in kind, at the option of the Company. As of December 31, 2018, dividend in arrears totaled $132,742, or 5,410,582 common shares, as converted.

As of December 31, 2018, Hamburg Investment Company, LLC, whose principal , Dr. Jorn Gorlach, is a beneficial shareholder of the Company, holds 363,393 shares of Series A and 30,000 shares of Series B convertible Preferred Stock.  Each share of Series A Preferred Stock is convertible into twenty (20) common shares at a price of $0.27518 per share, for a total of 7,267,853 common shares, if converted. Each share of Series B Preferred Stock is convertible into twenty (20) common shares at a price of $0.25 per share, for a total of 600,000 common shares, if converted.  The Series B subscription included warrants to purchase 300,000 shares of the Company's Common Stock at a price of $0.75 per share for a period of two (2) years. Dividends on Series A and Series B Preferred Stock are payable semi-annually at a rate of 7% and 10% per annum, respectively, to be paid in cash or in kind, at the option of the Company. As of December 31, 2018, dividend in arrears totaled $97,052, or 5,056,150 common shares, as converted.

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

On January 1, 2018, the Company entered into an Executive Agreement with Calli R. Bucci, its Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of one (1) year, with the option to extend, and includes annual compensation of $216,000 in year 1, as well as a bonus plan and customary executive benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $100,000, as well as a grant of stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, and vest quarterly over a one (1) year period.

On January 1, 2018, the Company entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal , Edward W .Withrow III, is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $25,000 in year 1; $30,000 in year 2 and $35,000 in year 3, of which the year 2 and 3 increases are deferred until completion of certain development projects, as well as customary expense allowances.  In addition, the agreement provides for a grant of stock options to purchase 4,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, of which 25% vest immediately, and the remainder vest when certain market share prices of the Company’s Common Stock are met.

Related Party Payable:

On September 30, 2015, the Company issued a modified convertible promissory note in the principal sum of $631,100, to Huntington Chase, LLC, whose principal, Edward W . Withrow III, is a beneficial shareholder, representing cash loans and unpaid compensation, of which principal repayments in the aggregate of $100,000 were made in prior years , and $40,000 of which was converted into Common Stock.  The note bears interest at a rate of 7% per annum, and contains a repayment provision to convert the debt into restricted shares of the Company’s Common Stock at a price of $0.10 per share. On December 31, 2018, the note was modified to 1) reduce the principal balance to $491,100; and 2) mature December 31, 2023. During the three months ended March 31, 2019, no payments of principal or interest were made.  As of March 31, 2019, the principal balance remaining was $491,100.

Between April 26, 2018 and May 8, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to Avantgarde, LLC and Hamburg Investment Group LLC, whose principal, Dr. Jorn Gorlach, is a beneficial shareholder, in the aggregate principal sum of $337,750.  The Notes bore interest at rate of 12% per annum, contained a repayment provision to convert the Notes into restricted shares of the Company’s Common Stock at a price of $0.10 per share, and included warrant coverage for a period of three (3) years to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share. Effective November 14, 2018 (the “Effective Date”) , the Notes and related accrued interest of $90,382 were converted into convertible debentures (“Debentures”) in the principal amount of $428,132. The Debentures bear interest at a rate of 12 % per annum, mature d February 28, 2019, and are convertible into shares of the Company’s restricted Common Stock at a conversion rate of $0. 10 per share or, if an event of default has occurred or the date of conversion is 120 days after the Effective Date, the lesser of (a) $0.10 or (b) 70% of the second lowest traded price for the 20 trading days immediately preceding the date of conversion. .

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015 as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016 as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.1(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.7	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Debenture issued to Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
4.2	Debenture issued to TFK Investments LLC dated November 14, 2018	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
4.3	Form of Common Stock Purchase Warrant	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
4.4	Form of Registration Rights Agreement	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
4.5	Form of 12% Senior Secured Convertible Debenture dated December 31, 2018	Filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
4.6	12% Convertible Promissory Note dated February 27, 2019	Filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
4.7	Warrant dated February 27, 2019	Filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
4.8	12% Fixed Convertible Promissory Note dated March 18, 2019	Filed with the SEC on March 22, 2019 as part of the Company's Current Report on Form 8-K
4.9	Warrant dated March 18, 2019	Filed with the SEC on March 22, 2019 as part of the Company's Current Report on Form 8-K
(10)	Material Contracts
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017 as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 27, 2017 as part of the Company's Annual Report on Form 10-K.
10.38	Securities Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
10.39	Equity Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018 as part of the Company's Current Report on Form 8-K
10.40*	Letter Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed herewith to replace Exhibit 10.1 originally filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
10.41*	Exchange Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed herewith to replace Exhibit 10.2 originally filed with the SEC on January 7, 2019 as part of the Company's Current Report on Form 8-K
10.42*	Securities Purchase Agreement between EMA Financial, LLC dated February 27, 2019	Filed herewith to replace Exhibit 10.1 originally filed with the SEC on March 15, 2019 as part of the Company's Current Report on Form 8-K
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K

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

PARALLAX HEALTH SCIENCES, INC.

Dated: July 26, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: July 26, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 26, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: July 26, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 26, 2019	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: July 26, 2019	/s/ John L. Ogden
John L. Ogden
Director

Dated: July 26, 2019	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director