Form 10-K/A
period 2018-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2019-10-21
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	□
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes □ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2019, was $ 12,850,866 , based on a closing price of $0. 14 for the Common Stock on June 30, 2019 , the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

220,149,711 common shares issued and outstanding as of October 21 , 2019

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Parallax Health Sciences, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the year ended December 31, 2018, filed with the SEC on April 1, 2019, and subsequent Amendment No. 1 filed with the SEC on July 26, 2019 (the “2018 Annual Report”), is being filed (1) in response to SEC Comment Letter dated August 8, 2019, to include in the 2018 Annual Report the changes made by Amendment No. 2 to the Company’s recent S-1 filing, as applicable.

In addition to amending the 2018 Annual Report as described above, this Amendment No. 2 amends (1) Item 8, Financial Statements and Supplementary Data, to (i) restate the Company’s financial statements to correct the accounting treatment for certain debt, warrants, and convertible preferred stock issued by the Company in 2017 and 2018; and (ii) append Note 2 of the Notes to the Financial Statement to include an adopted accounting policy inadvertently omitted from the previous Notes to the Financial Statements. (2) Item 15 of Part IV to (i) replace exhibits 10.40 through 10.42; (ii) include new certifications for this Amendment No. 2 pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and (3) amend the cover page to update the number of outstanding shares of Company’s Common Stock.

Additionally, except as specifically referenced herein, this Amendment No. 2 does not affect any other portion of the 2018 Annual Report, nor does it reflect any event occurring after April 1, 2019, the filing date of the 2018 Annual Report, except as appended to section(s) entitled, “Recent Sale of Unregistered Securities” under Item 5,“Employees” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Summary Compensation Table” and “Compensation of Directors” under Item 11, “Beneficial Ownership Table” under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Related Parties” and “Related Party Payable” under Item 13 “Certain Relationships and Related Party Transactions, and Director Independence”.

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

3 https://www.milkeninstitute.org/publications/view/910

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

As an example of how each of the Company’s divisions can support each other utilizing the cross-over and cross-pollination model:

•The Optimized Outcomes division can provide a range of after-care products and services through the Connected Health division.

•The Connected Health division can offer telehealth and remote patient monitoring, and POC testing and diagnostics services directly to the doctors and patients of the Optimized Outcomes division.  Further, remote patent monitoring customers can be offered POC testing and diagnostics, and vice versa.

•The Smart Data division can offer the Company’s software and Intrinsic Code™ technology systems to the Optimized Outcomes and/or Connected Health clientele.

The term cross-over and cross-pollination is best demonstrated by the manner in which Parallax customers are exposed to products and services they might benefit from other than what they are seeking, and these additional products and services could augment the core product or service they receive from Parallax.  The cross-over component comes from the customer, their unique situation and perspective (including socio-economic, demographic and stratified health profile), and their participation in innovation through their individual goals as it relates to their health regimen; the cross-pollination comes through the value represented by the exposure to Parallax’s product and technology offerings. By way of the cross-over and cross-pollination model, the customer is empowered and increases participation in their own health, which is one of Parallax’s core strategies.

An example of the cross-over and cross-pollination model is further illustrated as follows:

•A customer has identified Parallax Care as a solution for Remote Monitoring of their health or medical condition (i.e. a chronic disease);

•The customer will be prescribed a medical regimen that includes prescription medication and biometric vitals (i.e. blood pressure, weight, glucose, et al);

•The opportunity is created for Parallax to introduce its Medication Adherence product to the customer.

The customer type will vary, depending upon the sales and marketing approach and target audience, but is primarily comprised of:

•Patients

•Providers: Doctors, Nurses, Clinicians and Caregivers

•Payers: Insurance Companies, Corporations, Government

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

Remote healthcare products include patented and patent pending software and mobile apps (to be available for iPhone on Apple App Play Store and Android on Google Play)  and other services, as well as electronic kits and devices from third-party licensed platforms that are designated towards a patient’s primary health concern (i.e. diabetes, blood pressure, cardiovascular, general monitoring, etc.), and offer both audio and video options that interface with the patient’s healthcare providers.  Prescription medication dosage monitoring is also available.

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

Diagnostics products include the Target System, the Company’s proprietary POC diagnostic immunoassay testing platform and test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions, and the patented SPARKS Mobile™, the next-generation handheld mobile analyzer currently under development. The Target System will allow doctors to test patients in their office, with test results delivered in 10 minutes or less.  This allows patients to be provided with important information at the time of testing. The costs of the Target System are less than outside lab-based tests, benefiting both payers and patients.  In addition, doctors will be able to generate additional revenue that would normally be paid to an outside laboratory, and patients can even perform test from their homes, with results transmitted directly to their doctor.

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

4 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC3234383/#B8

5 https://www.who.int/chp/knowledge/publications/adherence_report/en/

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

TARGET SYSTEM and DIAGNOSTIC TESTING PLATFORM

Overview

Parallax continues its focus on Point-of-Care diagnostics, with an emphasis on its Target System testing platform, including the FDA-cleared VT-1000 desktop analyzer and novel applications that detect and/or monitor infectious diseases, cardiac markers and drug of abuse assays.  The Company holds exclusive licenses, in perpetuity, to a line of proprietary, patented and/or patent-pending, FDA-cleared, Point-of-Care diagnostic tests to be utilized with its single platform diagnostic testing Target System.  Parallax, with its products and products in development, offers the potential to transform the diagnostic landscape by transitioning critical tests from the centralized lab directly to the hands of the physician or clinicians.

The Company continues to pursue viable opportunities for the commercialization of its product, including strategic partnerships with third-party companies in order to limit the Company’s capital outlay.  Additionally, the Company has sought to identify strategies that would make its proposition more valuable and competitive.  The Company has made the strategic decision to keep the POC diagnostics product line off the market, and has spent the last few years prosecuting its patents and further developing potential integration of new applications. The Company has been issued patents on core technology of its technology for its Target System.  In 2014, 2015 and 2017, the Company and its license partner, Montecito BioSciences, Ltd. (“MBS”), received patents on its mobile testing platform in conjunction with its Target System cartridges in the United States, China, Hong Kong, Macao, and India. To this end, the Company has pursued patents around its foundational technology and the SPARKS Mobile™ diagnostic reader. The Company also has a technology that was previously cleared by the FDA technology that is being used as a platform for a test that will detect CD4 and CD8 cells which in turn determine a patient’s immune status.

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

The Company also believes that there is growth opportunity for the exploitation of its Target System platform in developing nations and regions such as Africa, India, South America, Eastern Europe, Russia and Asia as well as developed markets of North America and Western Europe. One of the first initiatives to be developed for this market will combine the Company’s SPARKS Mobile™ (a portable hand-held diagnostic analyzer based on the VT-1000 Desktop Analyzer), currently in development, with a test for the monitoring of AIDS/TB patients through the use of a proprietary rapid point-of-care immunoassay CD4-CD8 test called PROMISE CD4, also in development.

The Diagnostics Products

The Company’s assets include a FDA-cleared VT-1000 Desktop Analyzer and more than two dozen FDA 510(k) cleared diagnostic tests.  The Desktop Analyzer and immunoassay system incorporates a flow-through rapid antigen test platform configuration that has the ability to produce high-performance quantitative blood test results with the ease of rapid qualitative diagnostic strips.  The Company has patents and patent applications related to its current and future products, as well as methods for future test development. The Target VT-1000 Desktop Analyzer is ideally suited for rapid development and commercialization of all new tests that may be introduced, as well as integrating remote patient monitoring and telehealth products and services into the Target System through the SPARKS Mobile™ platform.

VT-1000 Desktop Analyzer: Quantitative and Qualitative Immunoassay

The Company’sVT-1000 Desktop Analyzer is FDA-cleared and is capable of rapidly detecting qualitative and quantitative data for its FDA-cleared Target Platform tests.  The VT-1000 Desktop Analyzer is used for all Target Platform Tests, allowing for clinical personnel to be trained once and also gives consistent results for both qualitative and quantitative testing. The Company plans to develop the SPARKS Mobile, a hand-held analyzer unit, similar in size to a mobile phone/PDA, which will be based on the VT-1000 Desktop Analyzer (see “SPARKS Mobile™:  The Target System Hand-Held Analyzer).

VT-1000 Desktop Analyzer

Target Antigen Detection System (“TADS”)

The Target Antigen Detection System consists of a unique single-use cartridge with reagents capable of testing multiple test markers for qualitative testing and, when used with the VT-1000 Desktop Analyzer, provides quantitative results. The TADS requires a small amount of sample and provides results in minutes.  The simplicity of the fully loaded single-use test cartridge and subsequent ease-of-use of the instrument helps to alleviate the technical burden on medical staff and makes patient diagnosis more efficient.

Each individual TADS test cartridge operates in a uniform fashion using a controlled flow-through rapid antigen testing system, utilizing an enzyme-linked immunosorbent assay (“ELISA”).  The ELISA method is a technique used to determine if a certain substance is present within a sample.  Using special antibodies that attach to the substance, the sample will generate a specific color.  The amount of color indicates the amount of substance present. Another set of antibodies are used to “capture” the substance.6 The results can then be measured at specific wavelengths by an ELISA analyzer, such as the VT-1000, in two forms:

•Qualitative:  Refers to whether an analyte is present, and provides “positive” or “negative” results through color changes, using known positive and negative samples.

•Quantitative: Refers to how much is present, and uses a series of standards to measure the unknown amount of analyte.

TADS Cartridges

The simplicity of the fully loaded single-use test cartridge, and subsequent ease-of-use of the instrument, helps to alleviate the technical burden on medical staff, and makes patient diagnosis more efficient.

6 “ELISA,” Simple English Wikipedia, [website], March 2013, https://simple.wikipedia.org/wiki/ELISA

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

TADS Components

TADS 2.0 Flow Through Testing System with Pressure Indicator

On March 3, 2017, the Company, through its licensor, Montecito BioSciences, Inc., was granted patent 9,588,114 (See “Intellectual Property Summary”) for the new and improved TADS testing cartridge, which provides an assay device that has an externally manipulatable piston for creating a region of reduced air pressure beneath a membrane containing an analytic compound, preferably a receptor or antibody. The region of reduced pressure causes a fluid sample to be tested to be rapidly drawn through the membrane. To ensure that a sufficient reduction in pressure is achieved, the membrane further includes a pressure sensing means, so the entire sample contacts the analytic compound.  The Company believes that obtaining the greatest level of contact where the antibody and antigen meet, is essential when striving for the best possible test results to be consistently achieved.

How the Target Antigen Detection System (“TADS”) Works

The TADS testing system performs immunoassays on analytes for determining the presence and/or amount of an analyte in a sample, and includes:

•An immunosorbent membrane;

•An absorbent material;

•A piston component located below the absorbent material to draw analytes in a sample through the immunosorbent membrane into the absorbent material; and

•Discrete groups of pressure-sensitive microcapsules located on the immunosorbent membrane.

▪Each group of microcapsules has a different predetermined average burst strength; and

▪Each group of microcapsules includes a dye that is different from the dye of any other of said groups.

The TADS testing system has an immunosorbent membrane with one or more binding agents non-diffusively bound to its upper surface. The immunosorbent membrane refers to a porous support membrane having at least one antibody (polyclonal or monoclonal antibody), antibody fragment or derivative thereof, aptamer, or other non-protein based entity (e.g., a carbohydrate or lipid), which specifically binds to a cognate epitope. In particular, the porous material is a thin disk of material such as nitrocellulose, nylon (e.g., cast from nylon 6,6 polymer) or polyvinylidene difluoride (PDVF).

•A sample or analyte solution refers to any sample suspected of containing a particular analyte.  It is recognized that a sample may contain no analyte, or, in other words, the test for that ligand (a molecule that binds to another molecule) is negative.

•The sample can be of biological or environmental origin.

▪Examples of biological samples include whole blood, serum, plasma, amniocentesis fluid, pleural fluid, peritoneal fluid, sputum, urine, feces, cerebrospinal fluid, exudates, extracts of skin or tissue specimens, swabs from the throat or wounds and the like.

▪Examples of environmental samples include water specimens (e.g., drinking water or streams), extracts of soil samples, and swabs of shipping packages, food samples, and the like. In this respect, an “analyte” refers to any material that can be involved in an antibody/antigen reaction.

•Typically the analyte will be an antigen, for example, a protein, a carbohydrate, cell walls (e.g., bacterial or fungal cell walls), virus particles and small molecule haptens.  Other examples include molecules such as cocaine, morphine, progesterone, luteinizing hormone-releasing hormone, or DNA. It is also possible that the analyte is an antibody that reacts with a bound antigen or an antibody to the antibody.

Additional Tests and Products for Development

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

•Positive identification and specimen tracking strategy that eliminates specimen identification errors

•Simple strategy for calibration and QC

•Transferability of data to the LIS or HIS

•Agreement of result with accepted “Gold Standard” tests

•Affordable cost

The Company’s testing system is not limited to HIV or AIDS diagnostics. The test format has been applied in the past to viral and bacterial infections (e.g., Rubella, Rotavirus, Strep. A) and can be adapted towards other epidemics. Diseases like malaria, cholera, hepatitis, yellow fever, or West Nile virus and other viral diseases present increasing health threats to large populations in the world, with major existing problems at the stage of proper diagnosis.  The Company believes that it can adapt the VT-1000 Desktop Analyzer and SPARKS Mobile ™ to the rapid, simple POC diagnosis of almost all of these diseases without the requirement of additional equipment. Further, the Company believes that the combination of a mobile, hand-held testing device with a large number of different tests provided by a family of cartridges will improve the ability of current healthcare and disease diagnostics in a vast majority of today’s underserved regions. In addition, the Target System Platform also allows for the monitoring of environmental components influencing the health of populations, such as the presence of toxins in soil and drinking water and contamination of food supply.

SPARKS Mobile™: The Target System Hand-Held Analyzer:

The SPARKS Mobile™ is the Company’s next-generation analyzer.  Utilizing re-engineered technology of the VT-1000 Desktop Analyzer, the SPARKS Mobile™ is a handheld device that will utilize the Company’s TADS test cartridges and include a small, rapid testing format, in conjunction with a data acquisition and test reading, with connectivity and features similar to a smartphone device. The SPARKS Mobile™ is currently in the design stage of the development process.

SPARKS Mobile™

Design Concept

Whether searching for markers in the blood stream, or diagnosing a pathogen in urine, the Company’s SPARKS Mobile™ will be a portable tool for rapid diagnostics. The SPARKS Mobile™ will also provide an improvement in POC diagnostics and applications in countries with limited healthcare infrastructures and geographic limitations, both of which are of paramount importance in the combat against infectious diseases and in the fight against proliferation of endemic and pandemic diseases.  This innovative SPARKS Mobile™ will allow for a fast (minutes instead of hours or days) performance of tests at the point of care and will only require a test cartridge and a small number of ready-to-use solutions in preformatted quantities.  Moreover, the SPARKS Mobile™ will include the ability to store patient information, test data, and QC data, and transmit data through wireless connections.

The SPARKS Mobile™ design goals will plan to:

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

The densimeter/multi-light spectrum reflectometer utilizing immobilized enzyme antigens in blood plasma or urine, which is the core testing system of the VT-1000, will not change.  The testing technology in the initial SPARKS Mobile™ testing device will be based upon the same FDA. 510(k) cleared technology employed in the Company’s VT-1000 Desktop Analyzer and is compatible with existing TADS test cartridges. However, a number of innovative features will be integrated into the design to meet customer and patient needs, including those included in the Company’s most recent conceptualization of design and functionality and environmental interface:

•High Infrared Light Spectrum;

•Easy Field Upgrades;

•No Change of Equipment;

•Printer Hook-up Capability;

•Low Entry Cost for New Test Development and Analysis;

•Safety, Security and Accuracy by design; and

•Desk to Docking Station: Smart Phone Capability

The SPARKS Mobile™ is being specifically designed to coordinate with the Target System and the TADS cartridges to provide reliable quantitative results within minutes, right at the point-of-care or site of testing. The continuity of the Company’s product and system upgrades and the continuous development of new tests based on an increasing point-of-care market paradigm, points to the VT-1000 Desktop Analyzer and the SPARKS Mobile™ as low cost alternatives to large laboratory analyzers and specialized training of personnel on multiple machinery. The ultimate value to the clinician or the attending physician is the ease of use, reproducibility and the history of accuracy of this type of rapid immunoassay principle in the area of quantitative analysis.

The graphics below represent the Company’s most recent conceptualization of the design components and features for the SPARKS Mobile™, its technology, operational construct and environmental interface:

SPARKS Mobile™

Design Concept

The Company has also initiated the development of telehealth, remote patient monitoring and cognitive service offering capabilities into the SPARKS Mobile™ design and business model, for the integration of the Parallax Care™ (Fotodigm® and REBOOT™) and Parallax Communications products and services (see “Additional Tests and Products for Development”).

WiFi
120
80
73
Internet
Home Health
Hub
EHR
Database
BlueTooth/Wifi
To Hub
BlueTooth
To Phone
Direct WiFi/LTE
Via Internet
120
80
73
120
80
73
120
80
73

SPARKS Mobile™

Operation Concepts

The Company will continue to develop the design of the SPARKS Mobile™ as well as economic models designed to maximize the value of the SPARKS Mobile™.  Although the Company’s 2019 budget does not include 100% of the funding resources to bring the development of the SPARKS Mobile™ to the prototype and beta stages, the Company continues to seek third-party resources, with the goal of obtaining FDA 510(k)-clearance for the SPARKS Mobile™ based upon the FDA 510(k)-cleared VT-1000.

Immunoassays: Defined 7

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

Quantitative Immunoassays would allow:

•Detection of the absolute concentration of components

•Reduce inter-assay variation in data

•Permit successful statistical analysis of smaller sample sets

•Permits direct comparison of data generated at independent sites or occasions.

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

7 “Immunoassay tests,” Encyclopedia of Surgery, [website], 2001, https://www.surgeryencyclopedia.com/Fi-La/Immunoassay-Tests.html

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

Diagnostic tests performed outside the central laboratory or decentralized testing is generally known as Point-of-Care. Over the years, the increasing introduction of transportable, portable, and handheld instruments has resulted in the migration of POC testing from the hospital environment to a range of medical environments including the workplace, home, disaster care and most recently, convenience clinics. Moreover, POC test devices have contributed significantly to the growth of the overall diagnostics market over the past 10 years. As more diagnostic manufacturers pursue CLIA 8 waiver status for their POC devices and CE Mark 9 for POC or self-use. At the same time, more decentralized test venues invest in non-waived rapid tests and instruments. POC testing appears to be headed for an even bigger role in diagnosis and monitoring patient care. 10

The Global In-Vitro Diagnostics (“IVD”) market is expected to exceed $92 billion by 2025, up from $64 billion in 2017 11, and is expected to continue at a 4.8% compounded annual growth rate over the next eight years. Self-testing is the biggest trend fueling the growth, and the recent advancements in IVD technology has a large influence over the product type segment, which is poised to grow at a compounded annual growth rate of 6.1% from 2018 to 2025 12.  The growth is being driven by devices aimed at making acute care more efficient. There is a concerted effort to reduce time spent in expensive intensive care units and in the hospital in general. More tests and technologies have been adapted to serve the needs of physician offices and home testing.

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

Competitive Landscape

There are approximately 40 to 50 companies in the Point-of Care diagnostic industry in the U.S. and approximately another 100 outside the U.S. 13. The POC space can be broken down into various sub-sets such as molecular biologist developing reagents, and markers to diagnostic equipment and test development companies, as well as companies who do neither and focus on marketing tests, equipment and assays.  Most notably in the POC space are the large pharmaceutical companies such as Bayer, Roche, Abbott Labs, ThermoFisher and others.  Parallax’s specific competitive landscape is tied to its patented process involving the SPARKS Mobile™ Analyzer and Target System platform In-Vitro Tests.  There are a number of companies developing mobile devices to perform a host of health industry-related services and the Company believes that more companies will enter the mobile diagnostic space in the next few years.  The industry has yet to develop a standardized Point-of-Care immunoassay platform for any device to be integrated into.  The Company’s SPARKS Mobile™ Analyzer is designed to deliver a device that adds immediate value to health providers, patients and health insurance companies.

8Clinical Laboratory Improvement Amendments (CLIA) of 1988 are United States federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States, except clinical trials and basic research.

9The letters "CE" are the abbreviation of French phrase "Conformité Européene" which literally means "European Conformity" CE Marking indicates that your medical device complies with the applicable EU regulations and enables the commercialization of your products in 32 European countries.

10“The Worldwide Market for Point-of-Care (POC) Testing (Infectious Disease Testing, POC Cancer Tests, Rapid Coagulation, Urine Testing, Lipid Tests, Pregnancy Testing, Glucose Testing and Other POC)”, Kalorama Information, [website], February 2018, https://kaloramainformation.com/ product/the-worldwide-market-for- point-of-care-poc-testing-infectious-disease- testing-poc-cancer-tests-rapid- coagulation-urine-testing-lipid-tests-pregnancy- testing-glucose-testing-and-other-poc/

11S. Ugalmugale and S. Mupid, “In-vitro Diagnostics Market … Competitive Market Share & Forecast, 2018 – 2024,” Global Market Insights, Inc, [website], August 2018, https://www.gminsights.com/toc/detail/in-vitro-diagnostics-market

12“In Vitro Diagnostics (IVD) Market…Global Opportunity Analysis and Industry Forecast, 2018-2025,” Allied Market Research, [website], December 2018, https://www.alliedmarketresearch.com/ivd-in-vitro-diagnostics-market

13“Top 50 Companies on Point of Care Diagnostic Testing,” Kalorama Information, [website], May 2017,  https://www.kaloramainformation.com/product/top-50-companies-in-point-of-care-diagnostic-testing/

The Company’s primary goal is to create a mobile platform that can integrate and utilize the flow-through process of its Target System platform, and offer the healthcare provider a system that is fully interoperable and ubiquitous with a potentially large number of in vitro tests.  There are other test platforms in the space, but the Company has filed a patent application on the process of its SPARKS Mobile™ Analyzer and TADS test cartridge.  There can be no assurance that the Company’s POC devices will prove to be competitive with the other POC devices under development.

Until the Company secures a minimum of one million dollars ($1,000,000) of additional capital to operate for the next twelve months it will remain highly vulnerable to competition.  The Company anticipates the need for a minimum of an additional two million dollars ($2,000,000) of investment capital for it to achieve its goals of developing a commercially viable rapid POC CD4-CD8 immune status test and the SPARKS Mobile™ Analyzer version of the VT-1000 Desktop Analyzer. The Company intends to explore licensing partners for manufacturing and distribution. Should adequate funds be available from future funding resources, the Company may use a small portion of the budgeted proceeds for Research and Development to fund the remaining development of the SPARKS Mobile™ device.  However, the Parallax Care™ and Outcomes Platform is the Company’s near term focus.  There can be no assurance that such amount will prove adequate to develop the Company’s products. Furthermore, the Company’s competition has significantly greater resources that they can deploy and time to head off competition.

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

Availability:Rapid diagnostic tests are not always available in developing countries. Most tests have limited shelf lives, and many countries have weak public and private sector procurement and distribution systems. The consistency and quality of imported tests can also be issues. To address these constraints, local government regulations, quality assurance, shelf life testing, and distribution systems all need to be assessed and improved. The Company intends to initially control all of the manufacturing of the Target System Desktop and SPARKS Mobile™ analyzers and test cartridges in conjunction with Montecito.

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

The cost to obtain PMA approval on one novel device can be anywhere from $10 million to $1 billion, and can take an average of 3 to 7 years to bring a device to market. 14 Examples of PMAs include digital mammography, minimally invasive and non-invasive glucose testing devices, implanted defibrillators, and implantable middle ear devices.

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

14 https://www.sciencedirect.com/

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

Biometric Monitoring 15

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

15 http://www.ihealthdirectory.com/biometric-monitor/

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

Medication Monitoring/Compliance/Adherence

Nonadherence with medication is a complex and multidimensional healthcare problem. Patients forget to take their medications, creatively alter their medications, engage in unendorsed polypharmacy, mix their medications, and take medications in combinations that may have dire synergistic interaction effects, such as dizziness and confusion.  Estimates of medication nonadherence rates typically range from 20% to 85%, (see figure below) 16. As a result, a substantial number of patients do not benefit optimally from pharmacotherapy and can wind up in emergency situations, hospitalized, or worse.  In fact, hospital readmission generated by medical non-compliance and nonadherence was a $41 billion-dollar problem in the United States in prior years and is growing 17.

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

Product Development

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

The Company is reducing to practice the claims of its Fotodigm® data capture technology through internal development and through external technology development partnerships.  The Fotodigm® system is being developed to utilize a proprietary Machine Face Recognition engine along with proven and existing Optical Character Recognition (“OCR”) technology through third-party license.  The technology has been beta tested and utilized in the field by patients within remote patient monitoring systems for the reduction of hospital readmissions.

16 https://www.pillsy.com/articles/medication-adherence-stats

17 https://cvshealth.com/newsroom

Parallax’s customer pilot was able to offer a biometric monitoring capability from devices that were not Internet connected and this lowered the cost of service delivery and sustainability. The pilot for a large hospital group met the requirements of removing the connectivity and cloud based requirements on biometric measurement devices. The focusing on FDA approved measurement devices connected via Fotodigm® allowed for the reduction of costs of telehealth services delivery. The system has been developed in a mobile application that can be downloaded by Parallax end users at the Company’s remote patient monitoring website at www.parallaxcare.com.

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

•Pharmaceutical companies increase profitability

•and deliver value beyond the pill

•Pharmacy retailers ensure repeat orders, increased fulfillment and enhance brand loyalty

•Physicians have the ability to become proactive,

•rather than reactive

•Every 1% improvement in medication adherence results in $2 billion in savings to U.S. Healthcare system and a $4 billion revenue increase to pharmaceuticals [18]

•Differentiation in the marketplace for early adopters

Market Opportunities

The market demand for remote patient care (“RPC”) solutions is at an all-time high and continues to increase due to healthcare insurance reimbursement of the services delivered over RPC systems.  Further, the move from “fee-for-services” to outcomes-based payment structures have brought about the need for doctors and all other healthcare providers to increase the efficiency and to reduce the costs of care delivery to patients.  Clearly, as with the introduction of any new technology, there is a significant market differentiator for early adopters. Residences, assisted living facilities, and long-term care facilities all exist in a competitive environment in which differentiation between them is based upon higher desirability, which amounts to higher profits for those who are able to offer more. Unlike other service businesses, residences have the ability to attract clients requiring services on a long-term basis. 19 Additional market opportunities exist around hospitals and their management’s needs surrounding the reduction and elimination of patient readmissions.

18 “Adherence, Compliance, Persistence,” MediPENSE, [website], https://medipense.com/en/medication-adherence-compliance/

19 “The Long Term Care Market: Nursing Homes, Home Care, Hospice Care, and Assisted Living,“ Research and Markets, [website], February 2019, https://www.researchandmarkets.com/research/476vtw/united_states?w=12

The global RPM systems market draws immense focus due to strict governmental measures to cut down healthcare expenditure, and reduce hospital stays. Remote patient monitoring serves to minimize hospital readmissions, and reduces the load on physician time, and nursing staff, thus greatly reducing healthcare costs. A rapidly aging population vulnerable to chronic diseases, and a growing desire to live independent lives among the elderly are driving growth in the market. Given the rise in the number of insured patients covered under reforms such as the Affordable Care Act, coupled with stricter reimbursement norms, healthcare providers are under constant pressure to manage wider patient population at lower costs. With the healthcare industry migrating towards an outcome-driven effective healthcare system, remote patient monitoring technology stands optimally positioned for growth.20

Encouraged by the widespread proliferation of high-speed internet, and related services, the adoption of RPM systems is witnessing strong demand. There is growing interest in IoT-driven healthcare services and wearable medical devices that feature sensors, actuators, and other mobile communication methods through which patient data can be continuously transmitted onto a cloud-based platform. Healthcare providers are increasingly adopting cloud computing technologies, which not only offer cost benefits but also allow healthcare organizations to increase operational efficiency.21

The global market for remote monitoring systems is projected to reach over $66 billion by 2020, driven by government measures to reduce healthcare spending against a backdrop widening healthcare budget deficit.22  As stated by the new market research report on Remote Patient Monitoring Devices, North America represents the largest market worldwide, occupying close to 41% of the total market share, and is expected to grow at an exponential compounded annual growth rate of 21.34% during the forecast period.23 Asia-Pacific ranks as the fastest growing market with a compounded annual growth rate of 13% over the forecast period. The growth in the region is driven by the increase in per capita healthcare spending and the need for a cost-effective and sustainable healthcare system along with infrastructure capable of addressing the growing healthcare needs of an expanding population. 24

Misuse of Opioids and Other Addictive Substances

During 2017, there were more than 72,000 overdose deaths in the United States, including 49,068 that involved an opioid, according to a provisional CDC count.25 More than 130 people died every day from opioid-related drug overdoses in 2016 and 2017, according to the US Department of Health & Human Services (HHS).

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

20 S. Kripalani, et al, “Reducing Hospital Readmission: Current Strategies and Future Directions,” Annual Review of Medicine, [website], https://www.annualreviews.org/doi/10.1146/annurev-med-022613-090415

21 I. Liao, “5 Real-Time & Remote Patient Monitoring Trends,” MPO Magazine, [website], August 2018, https://www.mpo-mag.com/contents/view_online-exclusives/2018-08-22/5-real-time-remote-patient-monitoring-trends/7970

22 “Focus On Cost Savings Through Streamlining Clinical Workflow Processes Drives the Healthcare IT Market, According to New Report by Global Industry Analysts, Inc.,” PRWeb, [website], July 2019, https://www.prweb.com/releases/ healthcare_it_market/ electronic_health_record/ prweb11718606.htm

23 “Remote Healthcare (mHealth, Tele-ICUs, & Virtual Health) Market - Global Outlook and Forecast 2018-2023,” Research and Markets, [website], March 2018, https://www.researchandmarkets.com/research/d9cmmq/global_remote?w=4

24 “Asia-Pacific Remote Patient Monitoring Systems Market-Growth, Trends and Forecast (2019-2024)”, Mordor Intelligence, [website], https://www.mordorintelligence.com/industry-reports/asia-pacific-remote-patient-monitoring-system-market-industry

25 “Provisional Drug Overdose Death Counts,” Center for Disease Control, National Center for Health Statistics,” [website], https://www.cdc.gov/nchs/nvss/vsrr/drug-overdose-data.htm

The lucrative reimbursement policy introduced by the government agencies promoting the use of telemedicine and virtual health services is driving the market in North America. The U.S. and Canada are the major revenue contributors to the market in North America. Further, the increasing investments in research and development and technological innovations will help major players in the North American region occupy a larger market share over the next few years.

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

Patients’ and providers’ use of mobile health (“mHealth”) apps provide a framework for assessing the role mHealth can play in medicine and as a source of PGHD. Physicians use social media primarily for personal use (60%), though accessing healthcare news (21%), communicating with peers (18%), marketing the practice (11%), and communicating to patients (4%) are also practiced. Among physicians who choose not to use social media, concerns about patient privacy (52%), lack of time (51%), concerns about liability (42%), the belief that social media has little professional value (40%), and lack of familiarity (23%) are cited most frequently. In 2014, two-thirds of physicians surveyed reported using a mobile app to check medication interactions, diagnose a condition, access EHRs, check results, create clinical notes, and prescribe electronically, and more than a third of U.S. physicians recommended their patients use health apps.26

Questions related to provider licensure pose another potential barrier to the routine use of mHealth. When a patient has his or her radiograph read, many current U.S. state laws require that it be read by a physician licensed in the state where the patient is located and had the radiograph. PGHD can raise special issues. For example, if a patient lives in New York and has an mHealth device that continues to monitor certain aspects of his or her health and the patient crosses three states and then travels into the EU, does the patient’s physician need to be licensed in each of the other three states and in the applicable country in the EU when the data is transmitted from that state or country in the EU? Within the United States, most states require that the out-of-state physician receive an unrestricted license in the state in which the initial patient interaction occurred.  Some states issue a telemedicine license to facilitate practice across state lines when the physician holds an unrestricted license in another state.  In the radiograph situation, the imaging physician is reading the radiograph at one point in time and billing for that service. With the monitoring of an individual’s health information continuously, the clinician may be being paid to manage the patient’s condition or his or her overall care.  The special privacy and confidentiality issues can raise important mHealth implications. It is important that vendors and healthcare systems coordinate their efforts to minimize these issues.

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

26Petersen C, DeMuro P. Legal and regulatory considerations associated with use of patient-generated health data from social media and mobile health (mHealth) devices. Appl Clin Inf 2015; 6: 16–26 http://dx.doi.org/10.4338/ACI-2014-09-R-0082

Intellectual Property (Remote Patient Care)

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

Goal Mastery 27

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

27 Grafton Integrated Health Network®

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

•An estimated one in four adults (about 60 million Americans) experiences mental illness in a given year.28

•About 14 million people live with a serious mental illness.29

•Approximately 20% of youth ages 13 to 18 experience severe mental disorders in a given year. 28

•7% of American adults live with major depression. 29

•An estimated 18% of American adults live with anxiety disorders (e.g., panic disorder, OCD, PTSD). 28

•About 9 million adults have co-occurring mental health and addiction disorders. 28

•20 million Americans suffer from substance abuse. 28

In addition, there is a critical mental health provider shortage creating significant access to care issues:

•Only 40% of Americans with mental illness report receiving treatment. 28

•One mental health provider exists for every 790 individuals. 30

•Approximately 4,000 Mental Health HPSA (professional shortage areas) exist which is based on a psychiatrist to population ratio of 1:30,000 -- meaning it would take approximately 3,000 additional psychiatrists to eliminate the current mental health HPSA designations. 31

•A report to Congress found that 55 percent of the nation’s 3,100 counties have no practicing psychiatrists, psychologists or social workers. 32

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

Autism Market 33

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

28https://www.nami.org/learn-more/mental-health-by-the-numbers

29http://www.lb7.uscourts.gov/documents/12-cv-1072url2.pdf

30https://khn.org/news

31https://www.kff.org

32https://www.jconline.com/story/news/2014/04/12/dire-shortage-of-psychiatrists-in-greater-lafayette-leaves-patients-waiting-months-for-help/7656745/

33https://blog.marketresearch.com/autism-treatment-programs-are-growing-a-1.8-billion-market-in-the-u.s

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

INTELLECTUAL PROPERTY SUMMARY

Mr. Nathaniel T. Bradley, Chief Technical Officer (‘CTO”) for the Company, provides Intellectual Property protection recommendations for all of Parallax’s Intellectual Property, open patent applications and products, both domestically and internationally. Mr. Bradley informs the Company and its shareholders of the accurate and current state of the commercial patented coverage and, where possible, identifies the existence of novel and patentable inventions present in the current innovation initiative.  Mr. Bradley concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect Parallax’s inventions and innovations.

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

This Patent and pending application(s) cover the Company’s SPARKS Mobile™ hand-held analyzer, which is used in conjunction with the Target System test cartridges. The hand-held Target Analyzer device is capable of housing and analyzing two assay cassettes, and optionally features wired or wireless data transfer and multiple data acquisition components including a keypad, a touch-pad, a barcode wand and / or a finger print reader.  On August 23, 2013, the Company was notified that its Chinese Patent Application No. 200780039901.X “Portable Apparatus for Improved Sample Analysis” had been granted by the States’ Intellectual Property Office of the Peoples Republic of China. Patents were also issued in Hong Kong and Macao.  The Company filed in India under a New Indian Patent Application based on the PCT Application No. PCT/US2007/082499 The case is currently pending.

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

Employees

As of December 31, 2018, the Company had 7 full-time employees, inclusive of its executive officers.

The Company currently has 9 full-time employees, inclusive of its executive officers.

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

In connection with 10,000 shares of Series B Preferred Stock, the 100,000 underlying warrants expired December 2, 2018.

As of December 31, 2018, the Company had 21,232,500 warrants issued and outstanding.  The number of shares of Common Stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

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

On January 11, 2018, pursuant to a resolution of the Board, the Company issued 6,000,000 shares of its restricted Common Stock to certain officers and directors as follows: 5,000,000 shares to Calli R. Bucci, an officer and director, and 500,000 shares each to John L. Ogden and Edward W. Withrow Jr., directors.  The shares were purchased at par, or $0.001 per share, for  $6,000, of which $1,000 was cash and $5,000 was stock compensation. 34

On January 19, 2018, in connection with an equity offering, the Company issued 1,000,000 shares of its restricted Common Stock at a price of $0.04 per share to accredited investors , for cash in the amount of $40,000. 34

On January 29, 2018, in connection with a certain consulting agreement, the Company issued 250,000 shares of its restricted Common Stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $67,500, of which 25% vest immediately, and the remainder vest periodically over the term of the agreement. 35

In February 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted Common Stock to the note holders , accredited investors, as a form of interest.  The shares were valued at $44,000, of which $22,211 was expensed, $21,789 was deferred, to be amortized over the term of the notes, and $43,560 was recorded to paid in capital. 34

On April 5, 2018, in connection with a stock purchase agreement, the Company granted a key employee the right to purchase 1,000,000 shares of its restricted Common Stock at a price of $0.001 per share.  The shares, valued at $200,000, were issued for cash in the amount of $1,000.  As a result, $199,000 was recorded to paid in capital. 35

On April 8, 2018, in connection with certain convertible debt in the amount of $45,000 and accrued interest of $3,114, the Company issued 481,130 shares of its restricted Common Stock to accredited investors at a conversion rate of $0.10 per share. 34

In May 2018, in connection with certain senior secured promissory notes, the Company issued 890,000 shares of its restricted Common Stock to the note holders , accredited investors, as a form of interest.  The shares were valued at $89,000, of which $62,583 was expensed, $11,417 was deferred, to be amortized over the term of the notes. 34

On June 30, 2018, in connection with the exercise of certain employee stock options, the Company issued 846,051 shares of its restricted Common Stock at a conversion rate of $0.05 per share.  The shares were issued on a cashless basis, resulting in a net value of $269,325. 36

On July 28, 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted Common Stock to the note holders , accredited investors, as a form of interest.  The shares were valued at $15,000. 34

In August 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted Common Stock to the note holders , accredited investors, as a form of interest.  The shares were valued at $44,000. 34

On August 10, 2018, in connection with the Company’s convertible Series C Preferred Stock (“Series C Shares”) equity offering, an accredited investor was issued 20,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $100,000.   The Series C Shares are convertible into shares of the Company’s restricted common stock at a ratio of 41.67 shares of common stock for each share of preferred stock held ($0.12) for a period of one (1) year from the date of issuance; or thereafter at the lower of (i) $0.12 per share or (ii) a 33% discount of (a) the Company’s next primary offering or (b) any new equity linked financing within the next 24 months of the closing date of the Series C Shares offering. 34 37

On August 11, 2018, in connection with the Company’s Series C Shares equity offering, an accredited investor was issued 40,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $200,000. 34

On August 12, 2018, in connection with certain convertible debt in the amount of $10,000 and accrued interest of $1,000, the Company issued 110,000 shares of its restricted Common Stock to an accredited investor at a conversion rate of $0.10 per share. 34

On August 13, 2018, in connection with the exercise of certain employee stock options, the Company issued 1,071,430 shares of its restricted Common Stock at a conversion rate of $0.05 per share to Calli R. Bucci, an officer and director.  The shares were issued on a cashless basis, resulting in a net value of $187,500. 36

On August 20, 2018, in connection with certain convertible debt in the amount of $150,000 and accrued interest of $15,000, the Company issued 1,650,000 shares of its restricted Common Stock to an accredited investor at a conversion rate of $0.10 per share. 34

On August 28, 2018, in connection with certain convertible debt in the amount of $20,000 and accrued interest of $2,000, the Company issued 220,000 shares of its restricted Common Stock to an accredited investor at a conversion rate of $0.10 per share. 34

On September 28, 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted Common Stock to the note holders , accredited investors, as a form of interest.  The shares were valued at $15,000. 34

On September 30, 2018, in connection with certain convertible debt in the amount of $50,000, the Company issued 625,000 shares its restricted Common Stock to an accredited investor at a conversion rate of $0.08 per share.  As a result, $49,375 was recorded to paid in capital. 34

On September 30, 2018, in connection with the Company’s Series C Shares equity offering, Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley, officers and directors of the Company, were each issued 30,000 Series C Preferred shares, for an aggregate of 90,000 Series C Shares, at a price of $5.00 per share, in exchange for debt in the principal sum of $450,000. 34

On November 1, 2018, in connection with a certain consulting agreement, the Company issued 600,000 shares of its restricted Common Stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $85,500, and vest monthly over the term of the agreement. 35

As of December 31, 2018, a total of $3,272,500 in deferred stock compensation was recorded, of which $1,028,498 was expensed in prior years, and $1,095,193 was expensed in 2018.  There remains $1,148,809 in deferred stock compensation as of December 31, 2018, to be expensed over the next thirty (30) months.

Exemption From Registration. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

34 The securities were issued by the Company to accredited investors and/or officers/directors, were not part of a public offering, were not solicited or advertised, and are exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D promulgated thereunder.

35 The securities were issued by the Company to employees, consultants, advisors, and/or officers/directors, who render bona fide services under a written agreement, none of which services are in connection with the offer and sale of securities in a capital-raising transaction, and are exempt from registration under Rule 701 promulgated under Section 3(b) of the Securities Act

36 The securities were issued by the Company to employees, consultants, advisors, and/or officers/directors pursuant to the terms of a compensatory benefit plan, and are exempt from registration under Rule 701 promulgated under Section 3(b) of the Securities Act.

37 The Series C private placement offering (the “Series C Offering”) took place between August 2018 and September 2018, was for a total offering of $3 million of Series C preferred shares at a price of $5.00 per share.  The Series C Offering closed after the placement of a total 150,000 Series C Shares for proceeds of $750,000, of which two (2) accredited investors purchased 60,000 shares, and three officers/directors purchased 90,000 shares.

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

In addition, management determined that there is no future sacrifice of economic benefit arising from certain debt previously recognized by the Company to transfer assets or provide services in the future.  As a result, certain notes and loans payable in the amount of $95,975, accrued interest in the amount of $56,892, and accounts payable in the amount of $284,714, were extinguished , and a loss of $357,853 was recognized from a debt exchange transaction.

The total gain on extinguishment of debt for the year ended December 31, 2018 was $22,858,009 .

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

•Connected Health

Fotodigm®

Fotodigm® is the Company’s patent-pending, integrated, interoperable, cloud-based platform, that allows for ease of use of the Company’s proprietary products and services and third-party Plug-n-Play interfaces. Designed with increased accessibility and accelerated adoption in mind, Fotodigm® enables patients and doctors to use a singular, integrated, interoperable platform for:

•Telehealth;

•Remote Patient Monitoring (“RPM”);

•Point-of-Care (“POC”) testing;

•Healthcare education services.

Fotodigm® provides simple, cost-effective, accessible and affordable products and services that deliver industry breakthrough advantages.  The Fotodigm® construct was developed to provide payers, patients and providers with the ability to choose and interchange their services, and be able to interchange where the healthcare practitioner deems it the best course of action. The Fotodigm® system is being developed to utilize a proprietary Machine Face Recognition engine along with proven and existing Optical Character Recognition (“OCR”) technology through third-party license.  The technology has been beta tested and utilized in the field by patients within remote patient monitoring systems for the reduction of hospital readmissions.

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

•25 FDA-cleared rapid tests in the areas of:

•Cardiac;

•Infectious diseases;

•Medical conditions;

•Drugs of abuse;

•Pregnancy.

•the Target Antigen Detection System (“TADS”),  a unique, patented single-use device cartridge that allows for positive, controlled sample processing, a system of specific immune reactions to detect individual disease conditions, and a quick response diagnostic system that provides answers to specific screening problems under ten minutes.

The Target System has the capacity to test hundreds of conditions, and is to be offered to doctors for use at the doctors’ offices and at patients’ homes, or in triage and ambulatory environments.

The Target System is not commercially available at this time, as the product is currently in redesign and development, with a primary focus on developing the SPARKS Mobile™, the patented handheld mobile version of the VT-1000 desktop analyzer.

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

As of December 31, 2018, the Company had total liabilities of $ 7,314,811 compared with total liabilities of $ 28,190,825 at December 31, 2017. The decrease in total liabilities of $ 20,876,014 is attributable to a decrease in accounts payable and accrued expenses of $393,210, an increase in short-term derivative liability of $23,925, an increase in short-term debentures , net of unamortized discount, of $ 724,903 , an increase in related party short-term debentures of $ 411,006 , a n increase in convertible notes payable of $ 294,294 , an increase in related party payables of $375,153, a decrease in license fees payable of $460,000, an increase in royalties payable of $110,000, an increase in long-term derivative liability of $34,000, an increase in long-term debentures, net of unamortized discount, of $ 184,870 , a decrease in unsecured notes payable of $95,975, a decrease in related party convertible notes payable of $100,000, repayments of secured notes payable of $9,245, a decrease in unamortized discount of $3,145,000, a decrease in long-term secured promissory notes of $20,500,000, and a decrease in liabilities subject to compromise of $4,620,735.

Results of Operations

The year ended December 31, 2018, compared to the year ended December 31, 2017

	For the year ended
	December 31, 2018		December 31, 2017
Revenue		$11,739		$94,937
Cost of sales		$20,339		$142,044
Gross profit (loss)		$(8,600)		$(47,107)
General and administrative expenses		$6,626,063		$4,125 , 612
Operating loss	$	(6,634,663)	$	(4,172,719)
Gain on disposal of subsidiary		$4,478,268		$––
Gain on extinguishment of debt		$22,858,009		$––
Loss on fair value adjustments		$(123,875)		$––
Discount amortization		$(2, 805,000)		$(5,450,000)
Interest expense, net of income	$	(2,164,530)	$	(1,018,479)
Net income (loss) – continuing operations		$15,608,209	$	(10,641,198)
Net income (loss) – discontinued operations		$(824,398)		$(3,153,553)
Net income (loss)		$14,783,811	$	(13,794,751)

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

General and Administrative Expenses

	For the year ended
	December 31, 2018	December 31, 2017	Variances
Legal, accounting, and management services	$2,279,281	$741,553	$1,537,728
Stock compensation/stock option amortization	3,513,710	2,601,608	912,102
Salaries, taxes and benefits	360,226	619,574	(259,348)
Depreciation and amortization	120,620	83,739	36,881
Rent expense-office	73,351	8,148	65,203
Travel, meals and entertainment	50,767	23,900	26,867
Office supplies and miscellaneous expenses	228,108	47,090	181,018
Total general and administrative expenses	$6,626,063	$4,125,612	$2, 500,451

General and administrative expenses in the amount of $ 6,626,063 for the year ended December 31, 2018, were comprised of $2,279,281 in legal, accounting and management fees, $ 3,513,710 in stock compensation/stock option amortization, $360,226 in salaries and related taxes and benefits, $120,620 in depreciation and amortization, $73,351 in rent expense, $50,767 in travel, meals and entertainment, and $228,108 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $ 4,125,612 for the year ended December 31, 2017, were comprised of $741,553 in legal, accounting and management fees, $ 2,601,608 in stock compensation/stock option amortization, $619,574 in salaries and related taxes and benefits, $83,739 in depreciation and amortization, $8,148 in rent expense, $23,900 in travel, meals and entertainment, and $47,090 of office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2018, were $6 ,626,063 as compared to $ 4,125,612 for the year ended December 31, 2017, which resulted in an increase in general and administrative expenses for the current year of $ 2,500,451 .

Significant changes in general and administrative expenses of $ 2,500,451 during the year 2018 compared to 2017 were attributable to the following items:

•an increase in legal, accounting and consulting services of $1,537,728, primarily due to an increase in legal costs of $480,598 resulting from pending litigation and other matters requiring legal counsel; an increase from the establishment of a $250,000 reserve for anticipated future legal costs related to pending litigation; an increase of $112,441 resulting from consultants retained for litigation and valuation purposes in the current year, compared to no such expense in the prior year; a decrease in accounting and audit fees of $164,786 due to a change in auditors in the prior year, resulting in 2016 and 2017 audit fees charged by the newly engaged audit firm in the prior year, compared to only 2018 fees charged in the current year; an increase management consulting fees of $824,225 resulting from changes in management; and an increase in miscellaneous management fees of $35,250; and

•an increase in stock compensation/stock option amortization of $ 912,102 , primarily due to an increase in stock awards, resulting in an increase in stock compensation of $926,944; an increase in deferred compensation for stock awards, resulting in an increase in stock award amortization expense of $42,863; the issuance of additional stock options, resulting in an increase in stock option amortization of $ 301,392 ; and fully amortized stock options, resulting in a decrease in stock option amortization of $359,097; and

•a decrease in salaries and fees, and related taxes and benefits of $259,348 primarily due to a decrease in compensation of $18,798, and employee benefits of $73,715, resulting from a decrease in staff; a decrease in payroll tax expense of $131,335 resulting from a reduction in accrued compensation and related payroll taxes; and a decrease in miscellaneous fees for outside services in the amount of $35,500; and

•an increase in depreciation and amortization of $36,881, primarily due to  the acquisition of additional intangible assets in the prior year, resulting in partial year amortization expense in the prior year compared to a full year amortization in the current year; and

•an increase in rent expense for office space of $65,203, due to vacating certain temporary office space and the reallocation of primary office space; and

•an increase in travel, meals and entertainment of $26,867, primarily due to an increase in travel costs of $5,209; a one-time relocation cost incurred in the current year of $20,000, and an increase in meals and entertainment of $1,658; and

•an increase in office supplies and miscellaneous expenses of $181,018, due to an increase in automobile expense of $40,371, computer and internet costs of $9,814, transfer agent fees of $10,935, patent and product development costs of $73,896, storage and moving of $31,343, communication costs of $10,712, and other general office and administrative expenses of $3,947.

General and administrative expenses for both 2018 and 2017 were incurred for the purpose of advancing the Company closer to its financing and operating goals in the bio-medical and digital healthcare sectors.

Net Income ( Loss )

During the year ended December 31, 2018, the Company generated net income from continuing operations of $ 15,608,209 , compared with a net loss from continuing operations of $ 10,641,198 for the year ended December 31, 2017. The increase in net income of $ 26,249,407 is attributable to a decrease in gross losses of $38,507, an increase in general and administrative expenses of $ 2,500,451 , an increase from the gain on disposal of subsidiary of $4,478,268, an increase from the gain on extinguishment of debt of $ 22,858,009 , a decrease in discount amortization of $ 2,645,000 , and an increase in interest expense of $ 1,146,051 .

Liquidity and Capital Resources

Working Capital					Increase
	December 31, 2018		December 31, 2017		(Decrease)
Current assets		$262		$55,419	$(55,157)
Current liabilities		5,115,692		3,679,621	1,436,071
Working capital (deficit)	$	(5,115,430)	$	(3,624,202)	$ (1,491,228)

As of December 31, 2018, the Company had cash in the amount of $262 compared to $183 as of December 31, 2017.

The Company had a working capital deficit of $ 5,115,430 as of December 31, 2018, compared to a working capital deficit of $ 3,624,202 at December 31, 2017. The increase in working capital deficit of $ 1,491,228 is primarily attributable to an increase in cash of $79; decreases in accounts receivable of $3,275, and current assets held for sale of $51,961; increases in short-term derivative liability of $23,925, short-term debentures of $ 724,903 , related party short-term debentures of $ 411,006 , convertible notes payable of $294,294, and related party payable of $375,153; and a decrease in accounts payable and accrued expenses of $393,210.

Cash Flows	For the year ended		Increase
	December 31, 2018	December 31, 2017	(Decrease)
Net cash used by operating activities	$(1,291,984)	$(1,351,195)	$59,211
Net cash used by investing activities	––	––	––
Net cash provided by financing activities	1,332,005	1,392,500	(60,495)
Net cash provided (used) by continuing operations	$40,021	$41,305	$(1,284)
Net cash provided (used) by discontinued operations	(39,942)	(51,032)	11,090
Net increase (decrease) in cash	$79	$(9,727)	$9,806

During the year ended December 31, 2018, the Company used $1,291,984 of cash flow for operating activities of continuing operations, compared with $1,351,195 for the year ended December 31, 2017. The decrease in cash used by operating activities of $59,211 is primarily attributable to an increase in net income from continuing operations of $ 26,249,407 ; increases in depreciation and amortization of $36,881, stock compensation/stock option amortization of $ 912,102, losses from fair value adjustments of $123,875, and debt accretion of $1,107,753 ; decreases in discount amortization of $ 2,645,000 , and allowance for bad debt of $3,764; decreases resulting from the gain on disposal of subsidiary of $4,478,268, and the gain on extinguishment of debt of $ 22,858,009 ; an increase in the changes in accounts receivable of $4,271, accounts payable and accrued expenses of $ 249,220 , and related party payables of $1,365,139; and a decrease in the changes in prepaid expenses of $2,690.

Cash Flows from Investing Activities

During the years ended December 31, 2018 and 2017, the Company used no cash flow for investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2018, the Company was provided with $1,332,005 in cash flows from financing activities of continuing operations, compared to $1,392,500 during the year ended December 31, 2017. The decrease in cash flows provided by financing activities of $60,495 is attributable to an increase in repayments of notes payable of $9,245, an increase in proceeds from convertible notes payable of $84,000, an increase in repayment of convertible notes payable of $50,000, a decrease in proceeds from the issuance of related party convertible notes payable of $300,000, an increase in proceeds from the issuance of debentures of $225,000, an increase in proceeds from the issuance of preferred shares of $150,000, and a decrease in the proceeds from the issuance of Common Stock of $160,250, of which $2,500 was in connection with the acquisition of certain intangible assets.

As of December 31, 2018, related parties are due a total of $ 1,906,826 , consisting of $869,859 in accrued compensation owed to officers; $134,861 in cash advances from officers and beneficial owners to the Company for operating expenses; $ 411,006 in convertible debentures; and $491,100 in related party convertible notes payable.

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

The Company exchanged related party convertible promissory notes in the aggregate principal of $337,750 and related accrued interest and penalties of $128,132, into convertible debentures in the aggregate principal of $428,132, dated November 14, 2018 (the “Effective Date”).  The convertible debentures bear interest at a rate of 12% per annum, mature February 29, 2019, and are convertible into restricted shares of the Company’s Common Stock at a conversion rate of $0.10 per share, or, in the event of default has occurred or the date of conversion is 120 days after the Effective Date, the lesser of (a) $0.10 or (b) 70% of the second lowest traded price for the 20 trading days immediately preceding the date of conversion.  During the year ended December 31, 2018, interest on the convertible promissory notes in the amount of $102,755 was expensed.  As of December 31, 2018, no accrued interest remains.

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

In November 2018, the Company exchanged non-related party convertible promissory notes in the aggregate principal of $600,000, and related accrued interest of $155,627, for convertible debentures (“Debentures”) in the aggregate principal of $755,627. The Debentures bear an interest rate of 10% per annum, mature February 28, 2019, and are convertible into restricted shares of the Company’s Common Stock at a conversion rate of $0.12 per share. During the year ended December 31, 2018, interest on the convertible promissory notes in the amount of $155,627 was expensed.  As of December 31, 2018, no accrued interest remains.

In November 2018, the Company also issued $250,000 in debentures at a discount of 10%, for $225,000 cash.  The debentures bear an interest rate of 10% per annum, mature November 14, 2021, and are convertible into restricted shares of the Company’s Common Stock at a conversion rate of $0.12 per share.

In 2019, the Company issued convertible promissory notes in the principal sum of $585,000 for working capital, of which $556,780 in proceeds was disbursed to the Company after an original issue discount of $28,220. The notes bear interest at a rate of 12% per annum, mature six to twelve months from payment of disbursed proceeds, and contain a repayment provision to convert the debt into shares of the Company's Common Stock at an average conversion price of $0.12 per share.

On July 3, 2019, the Company issued Senior Secured Notes (the “Senior Notes”) for proceeds in the aggregate principal sum of $220,000. The Senior Note s bear interest at a rate of 8% per annum, and mature 180 days from issuance. As additional consideration, 1,200,000 shares of the Company’s restricted common stock is being issued to the note holder s , valued at $190,200.

In August 2019, the Company amended the private placement equity offering (the “Offering”) originally established in March 2019.  The revised Offering is for the purchase of the 31,875,000 shares, or a maximum of $3,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.10 per share, with a minimum total Offering of $2,000,000, and a minimum investment of 200,000 shares, or $20,000.  Prior to the Offering, the Company sold $1,125,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering, which included an aggregate of $375,000 in SAFE shares to be issued to three of the Company’s executive officers for the reduction of accrued officer compensation.  The SAFE Units were sold at a 20% discount of the offering Unit price of $0.10, and are not a part of, nor reduce, the $2,000,000 minimum. The initial closing will occur at the Company’s discretion, to be determined.  The Company may sell Units in one or more closings.

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

Personnel

As of December 31, 2018, the Company had 7 full-time employees, inclusive of its executive officers. Currently, the Company has 9 full-time employees, inclusive of its executive officers.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $ 19,190,922 , and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms. There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s restated audited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following restated audited consolidated financial statements are filed as part of this annual report:

FREEDMAN & GOLDBERG

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Parallax Health Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parallax Health Sciences, Inc., and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Correction of Material Misstatement in Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the 2017 and 2018 consolidated financial statements have been restated to correct a misstatement.

We have served as the Company’s auditor since 2016.

/s/ Freedman & Goldberg

Freedman & Goldberg, C.P.A.s, P.C.

Farmington Hills, Michigan

March 29, 2019, except for the effects of the restatement described in Note 2 of the notes to the consolidated financial statements as to which the date is October 21, 2019.

31150 Northwestern Highway, Suite 200, Farmington Hills, Michigan 48334  (248) 626-2400  Fax (248) 626-4298

2444 East Hill Road, Grand Blanc, Michigan 48439  (810) 694-0336  Fax (810) 694-9789

Website: freedmangoldberg.com

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	As Restated	As Restated
ASSETS
Current assets
Cash and cash equivalents	$262	$183
Accounts receivable, net	––	3,275
Current assets held for sale	––	51,961
Total current assets	262	55,419

Intangible assets, net	579,035	709,655
Goodwill	785,060	785,060
Noncurrent assets held for sale	––	201,902

TOTAL ASSETS	$1,364,357	$1,752,036

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,655,138	$3,048,348
Derivative liability, short-term	23,925	––
Debentures, convertible	724,903	––
Debentures, convertible, related party	411,006	––
Notes payable, convertible , net of discount	296,000	1,706
Related party payables	1,004,720	629,567
Total current liabilities	5,115,692	3,679,621

Long-term liabilities
License fee payable	430,000	890,000
Royalties payable	310,000	200,000
Derivative liability, long-term	34,000	––
Debentures, convertible, net of unamortized discount	184,870	––
Notes and loans payable, unsecured	––	95,975
Note payable, convertible	720,154	144,000
Notes payable, related party, convertible	491,100	1,167,254
Notes payable, secured, net of unamortized discount	28,995	17,393,240
Total long-term liabilities	2,199,119	19,890,469

Liabilities subject to compromise	––	4,620,735
Total liabilities	7,314,811	28,190,825

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	1,014	864
1,013,691 and 863,691 issued and outstanding
as of December 31, 2018 and 2017, respectively
Common stock, $.001 par, 500,000,000 and 250,000,000 shares authorized,	158,113	136,754
158,113,141 and 136,754,530 issued and outstanding
as of December 31, 2018 and 2017, respectively
Additional paid in capital - preferred	1,699,000	665,803
Additional paid in capital - common	11,382,341	6,449,768
Subscriptions receivable	––	(592)
Accumulated deficit	(19,190,922)	(33,691,386)
Total stockholders' deficit	(5,950,454)	(26,438,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,364,357	$1,752,036

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2018	December 31, 2017
	As Restated	As Restated

Revenue	$11,739		$94,937
Cost of sales	20,339		142,044
Gross profit (loss)	(8,600)		(47,107)

General and administrative expenses	6,626,063		4,125,612

Operating loss	(6,634,663)		(4,172,719)

Other income (expenses)
Gain on disposal of subsidiary	4,478,268		––
Gain on extinguishment of debt	22,858,009		––
Loss on fair value adjustments	(123,875)		––
Discount amortization	(2,805,000)		(5,450,000)
Interest expense, net of income	(2,164,530)		(1,018,479)
Total other income (expenses)	22,242,872		(6,468,479)

Net income (loss) - continuing operations	15,608,209		(10,641,198)

Net loss - discontinued operations	(824,398)		(3,153,553)

Net income (loss)	$14,783,811	$	(13,794,751)

Net income (loss) per common share - basic
Continuing operations	$0.105	$	(0.088)
Discontinued operations	$(0.006)		$(0.026)

Net income (loss) per common share - diluted
Continuing operations	$0.072	$	(0.060)
Discontinued operations	$(0.004)		$(0.018)

Weighted average common shares outstanding - basic	148,335,736		120,493,618
Weighted average common shares outstanding - diluted	215,576,153		178,292,040

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

STATEMENT OF STOCKHOLDERS DEFICIT – AS RESTATED

FROM JANUARY 1, 2017 TO DECEMBER 31, 2018

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL		DEFERRED		SUBSCRIPTIONS	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	PREFERRED	COMMON	COMPENSATION		RECEIVABLE	DEFICIT		TOTAL

Balance, January 1, 2017	833,691	$834	107,066,774	$107,067	$515,833	$1,933,518		$(232,906)	$(1,592)		$(19,896,635)		$(17,573,881)

Issuance of preferred stock for cash	30,000	30			149,970								150,000

Issuance of common stock for acquisition of intangible assets			2,500,000	2,500		622,500							625,000

Issuance of common stock for cash			3,950,000	3,950		193,550							197,500

Issuance of common stock for services			3,000,000	3,000		747,000			(3,000)				747,000

Issuance of common stock for debt settlement			2,100,000	2,100		112,900							115,000

Conversion of related party debt			3,906,154	3,906		521,827							525,733

Beneficial conversion feature of debt						592,582							592,582

Grant of stock options to consultants						1,430,800		(1,430,800)					––

Grant of stock options to employees						495,950		(495,950)					––

Grant of stock awards for services			13,950,000	13,950		2,835,300		(2,838,500)	(10,250)				500

Grant of stock warrants						335,598		(187,180)					148,418

Exercise of stock options-employees			281,602	281		67,303							67,584

Forfeiture of stock options						(246,985)		246,985					––

Change in value of stock options						(3,983)		3,983					––

Amortization of stock options								589,678					589,678

Amortization of stock awards								1,028,498					1,028,498

Amortization of stock warrant								128,100					128,100

Subscriptions received									14,250				14,250

Net loss											(13,794,751)		(13,794,751)

Balance, December 31, 2017	863,691	$864	136,754,530	$136,754	$665,803	$9,637,859	$	(3,188,092)	$(592)	$	(33,691,386)	$	(26,438,789)

Issuance of preferred stock for cash	60,000	60			299,940								300,000

Issuance of preferred stock for related party debt	90,000	90			449,910								450,000

Issuance of common stock to directors			1,000,000	1,000		164,000							165,000

Issuance of common stock to officers			5,000,000	5,000		820,000			(5,000)				820,000

Issuance of common stock for cash			2,000,000	2,000		238,000							240,000

Issuance of common stock for debt service			2,810,000	2,810		278,190		(281,000)					––

Conversion of debt for common stock			6,881,130	6,881		668,733							675,614

Beneficial conversion feature of debt						(27,643)							(27,643)

Grant of stock options to consultant						539,200		(539,200)					––

Grant of stock options to officers/directors						294,500		(294,500)					––

Grant of stock awards for services			1,750,000	1,750		277,360		(153,000)					126,110

Grant of stock warrants						114,603		(113,210)					1,393

Exercise of stock options-officers			1,071,430	1,071		186,429							187,500

Exercise of stock options-employees			846,051	847		268,479							269,326

Forfeiture of stock options						(184,373)		184,373					––

Amortization of stock options								572,869					572,869

Amortization of stock awards								1,095,193					1,095,193

Amortization of stock warrant								73,370					73,370

Change in derivative liability to equity						750,200							750,200

Deemed dividend on Series C preferred stock						283,347					(283,347)		––

Subscriptions received									5,592				5,592

Net income											14,783,811		14,783,811

Balance, December 31, 2018	1,013,691	$1,014	158,113,141	$158,113	$1,699,000	14,025,538	$	(2,643,197)	$––	$	(19,190,922)	$	(5,950,454)

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2018	December 31, 2017
	As Restated	As Restated
Cash flows from operating activities:
Net income (loss)	$15,608,209	$ (10,641,198)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	120,620	83,739
Stock compensation/stock option expense	3,513,710	2,601,608
Discount amortization	2,805,000	5,450,000
Allowance for bad debt	236	4,000
Gain on disposal of subsidiary	(4,478,268)	––
Gain on extinguishment of debt	(22,858,009)	––
Loss on fair value adjustments	123,875	––
Debt accretion	1,107,753	1,706
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	3,039	(1,232)
Decrease in prepaid expenses	––	2,690
Increase in accounts payable and accrued expenses	1,980,979	1,731,757
Increase (decrease) in related party payables	780,872	(584,267)
Net cash used by operating activities	(1,291,984)	(1,351,195)

Cash flows from financing activities:
Repayment of notes payable	(9,245)	––
Proceeds from convertible notes payable	825,000	741,000
Repayment of convertible notes payable	(50,000)	––
Proceeds from convertible notes payable, related party	––	300,000
Proceeds from issuance of debentures	225,000
Proceeds from issuance of preferred shares	300,000	150,000
Proceeds from issuance of common shares	41,250	199,000
Proceeds from issuance of common shares for acquisitions	––	2,500
Net cash provided by financing activities	1,332,005	1,392,500

Net cash provided by continuing operations	40,021	41,305

Cash flows from discontinued operations:
Net cash provided (used) by operating activities	(39,942)	43,792
Net cash used by investing activities	––	(94,824)
Net cash used by discontinued operations	(39,942)	(51,032)

Net increase (decrease) in cash	79	(9,727)

Cash - beginning of period	183	9,910

Cash - end of period	$262	$183

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$2,805,000	$5,450,000
Beneficial conversion feature of convertible promissory notes	$347,487	$592,582
Fair value of stock warrants	$1,393	$148,418
Embedded conversion option of convertible promissory notes	$60,350	$––
Intrinsic value of beneficial conversion feature upon extinguishment of debt	$375,100	$––
Conversion of accounts payable to related party debentures	$128,132	$––
Conversion of accounts payable into common stock	$––	$15,000
Conversion of related party payables to preferred stock	$450,000	$––
Conversion of convertible related party payable to common stock	$––	$510,733
Conversion of convertible notes payable into common stock	$675,614	$87,500
Conversion of convertible notes payable to debentures	$755,627	$––
Conversion of related party convertible notes payable to non-related party convertible notes payable	$576,154	$––
Conversion of related party payables to non-related party payables	$42,356	$105,746
Issuance of common stock for acquisition of intangible assets	$––	$622,500
Subscriptions receivable	$––	$(592)

SUPPLEMENTAL INFORMATION
Interest paid:
Continuing operations	$185,937	$52,566
Discontinued operations	$106	$202,550

Income taxes paid	$––	$––

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $ 19,190,922 , and a working capital deficit of $ 5,115,430 , and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE: The following notes and any further reference made to “the Company”, “we”, “us”, “our” and “Parallax” shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., unless otherwise indicated.  The Company’s former wholly-owned subsidiary, RoxSan Pharmacy, Inc., was derecognized effective May 14, 2018. (See “RoxSan Pharmacy” section of Note 1)

NOTE 2. RESTATEMENT

On October 18, 2019, the Company concluded that the previously issued audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017, should no longer be relied upon.  The Company reached its conclusion after consultation with its Audit Committee and a joint discussion with the Company’s independent registered public accounting firm.

The Company has restated its audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017, to reflect adjustments made in connection with the accounting treatment of certain convertible debt (the “Subject Debt”), warrants (the “Subject Warrants”), and convertible preferred stock (the “Subject Preferred Stock”). The adjustments resulted in material overstatements and understatements, the nature and impact of which are further described below .

Valuation of Convertible Debt and Warrant Liabilities:

The Company reviewed the accounting treatment of the Subject Debt, Subject Warrants, and Subject Preferred Stock, and concluded that it was not in accordance with U.S. generally accepted accounting principles.  Specifically, the Subject Debt, Subject Warrants and Subject Preferred Stock were not evaluated to determine the impact (if any) of 1) embedded conversion option; 2) beneficial conversion feature; 3) bifurcation; 4) derivative liability; and 5) fair value adjustments and other expenses thereto.   A third-party valuation was performed on the Subject Debt , Subject Warrants and Subject Preferred Stock, and the accounting treatment was determined.

The effects of the accounting treatment, all non-cash in nature, resulted in a restatement of convertible debentures and convertible notes payable, additional paid in capital, and accumulated deficit, and the establishment of a derivative liability, resulting in changes to total liabilities and total stockholders’ deficit on the consolidated balance sheets; and a restatement of general and administrative expenses, gain on extinguishment of debt, discount amortization, and interest expense, and the establishment of a loss on fair value adjustments, resulting in changes to net income (loss), net loss per share-basic, and net loss per share-diluted on the consolidated statements of operations; and the restatement of stock compensation/stock option expense, discount amortization, gain on extinguishment of debt, loss on fair value adjustments, debt accretion, and the increase in accounts payable and accrued expenses from operating activities on the consolidated statements of cash flows.  The following tables summarize the impacts on the Company’s consolidated financial statements as of and for the years ended December 31, 2018 and 2017. There was no impact from this restatement on the years ended prior to December 31, 2017:

	December 31, 2018			December 31, 2017
	As Previously Reported	As Restated	Increase (Decrease)	As Previously Reported	As Restated	Increase (Decrease)
CONSOLIDATED BALANCE SHEETS
Derivative liability, short-term	––	23,925	23,925	––	––	––
Debentures, convertible	755,627	724,903	(30,724)	––	––	––
Debentures, convertible, related party	428,132	411,006	(17,126)	––	––	––
Notes payable, convertible, net of discount	296,000	296,000	––	741,000	1,706	(739,294)
Total current liabilities	5,139,617	5,115,692	(23,925)	4,418,915	3,679,621	(739,294)
Derivative liability, long-term	––	34,000	34,000	––	––	––
Debentures, convertible, net of unamortized discount	226,050	184,870	(41,180)	––	––	––
Total liabilities	7,345,916	7,314,811	(31,105)	28,930,119	28,190,825	(739,294)
Additional paid in capital - preferred	1,415,653	1,699,000	283,347	665,803	665,803	––
Additional paid in capital - common	9,715,921	11,382,341	1,666,420	5,580,668	6,449,768	869,100
Accumulated deficit	(17,272,260)	(19,190,922)	1,918,662 [1]	(33,561,580)	(33,691,386)	129,806
Total stockholders' deficit	(5,981,559)	(5,950,454)	(31,105)	(27,178,083)	(26,438,789)	(739,294)

CONSOLIDATED STATEMENTS OF OPERATIONS
General and administrative expenses	$6,552,693	$6,626,063	$73,370	$3,997,512	$4,125,612	$128,100
Operating loss	(6,561,293)	(6,634,663)	73,370	(4,044,619)	(4,172,719)	128,100
Gain on extinguishment of debt	23,215,862	22,858,009	(357,853)	––	––	––
Loss on fair value adjustments	––	(123,875)	123,875	––	––	––
Discount amortization	(2,806,050)	(2,805,000)	(1,050)	––	––	––
Interest expense, net of income	(1,213,069)	(2,164,530)	951,461	(1,016,773)	(1,018,479)	(1,706)
Total other income (expenses)	23,675,011	22,242,872	(1,432,139)	(6,466,773)	(6,468,479)	(1,706)
Net income (loss) - continuing operations	17,113,718	15,608,209	(1,505,509)	(10,511,392)	(10,641,198)	129,806
Net income (loss)	16,289,320	14,783,811	(1,505,509)	(13,664,945)	(13,794,751)	129,806
Net income (loss) per common share - continuing operations - basic	$0.115	$0.105	$(0.010)	$(0.087)	$(0.088)	$(0.001)
Net income ( loss ) per common share - continuing operations - diluted	$0.079	$0.072	$(0.007)	$(0.059)	$(0.060)	$0.001

CONSOLIDATED STATEMENTS OF CASH FLOWS
Net income (loss)	$17,113,718	$15,608,209	$(1,505,509)	$(10,511,392)	$(10,641,198)	$129,806
Stock compensation/stock option expense	3,440,340	3,513,710	73,370	2,473,510	2,601,608	128,098
Discount amortization	2,806,050	2,805,000	(1,050)	––	––	––
Gain on extinguishment of debt	(23,215,862)	(22,858,009)	357,853	––	––	––
Loss on fair value adjustments	––	123,875	123,875	––	––	––
Debt accretion	––	1,107,753	1,107,753	––	1,706	1,706
Increase in accounts payable and accrued expenses	2,137,271	1,980,979	(156,292)	1,731,757	1,731,759	2
Non-Cash Activities:
Discounts on long-term liabilities	$2,806,050	$2,805,000	$(1,050)	$5,450,000	$5,450,000	$––
Beneficial conversion feature of convertible promissory notes	––	347,487	347,487	––	592,582	592,582
Fair value of stock warrants	––	1,393	1,393	––	148,418	148,418
Embedded conversion option of convertible promissory notes	––	60,350	60,350	––	––	––
Supplemental Information:
Interest paid-continuing operations	342,230	185,937	(156,293)	52,566	52,566	––

[1] Includes 2018 and 2017 net increase in accumulated deficit of $1,505,509 and $129,806, respectively, and deemed dividends of $283,347 and $0, respectively.

NOTE 3 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

As of December 31, 2018 and 2017, the carrying values of Company’s Level 1 financial instruments , including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt , approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 6 for additional information about long-term debt.

• Derivatives of financial instruments:

Derivatives are initially recognized at fair value at the date a derivative contract is entered into and are subsequently remeasured to their fair value at the end of each reporting period, with changes in fair value recognized in profit or loss.  A derivative is presented as a non-current asset or a non-current liability if the remaining maturity of the instrument is more than 12 months and it is not expected to be realized or settled within 12 months. Other derivatives are presented as current assets or current liabilities.

• Embedded derivatives:

Derivatives embedded in other financial instruments or other host contracts are treated as separate derivatives when their risks and characteristics are not closely related to those of the host contracts and the host contracts are not measured at fair value with changes in fair value recognized in profit or loss. An embedded derivative is presented as a non-current asset or a non-current liability if the remaining maturity of the hybrid instrument to which the embedded derivative relates is more than 12 months and it is not expected to be realized or settled within 12 months. Other embedded derivatives are presented as current assets or current liabilities.

The following table represents the Company’s derivative financial instruments:

	December 31, 2018	December 31, 2017
Convertible debentures	$23,925	$––
Warrants	34,000	––
Total derivative liability	$57,925	$––

The following table represents the changes in the Company’s derivative financial instruments:

	December 31, 2018	December 31, 2017
Fair value of derivative liability, beginning	$––	$––
Increase in derivative liability-debentures	60,350	––
Increase in derivative liability-warrants	623,900	––
Fair value adjustment-debentures	(2,500)	––
Fair value adjustment-warrants	126,375	––
Reclassification of warrant carrying value due to reset of exercise price	(750,200)	––
Fair value of derivative liability, ending	$57,925	$––

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

In July 2017, the FASB issued ASU No. 2017-11 (“ASU 2017-11”), Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815).  ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. ASU 2017-11 also addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. ASU 2017-11 is effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted.

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

NOTE 4 . ACCOUNTS RECEIVABLE, NET

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

NOTE 5 . INTANGIBLE ASSETS

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

NOTE 6 . ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

NOTE 7 . NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2018	December 31, 2017
Short-term:
Notes payable, convertible	$296,000	$1,706
Debentures, convertible	724,903	––
Total short-term notes payable	1,020,903	1,706

Long-term:
Notes and loans payable, unsecured	––	95,975
Debentures, convertible, net of unamortized discount	184,87 0	––
Notes payable, convertible	720,154	144,000
Notes payable, secured, net of unamortized discount:	28,995	17,393,240
Total long-term notes and loans payable	934,019	17,633,215

Total notes and loans payable	$1,954,922	$17,634,921

Non-related party convertible debt consist of the following:

Holder	Principal		APR	Accrued Interest		Conversion Price	Term/Due

Convertible promissory notes:
Lender Group A	$120,000		12-20%	$164,060		$0.10	05/2018
Investor Group A	176,000		10%	21,681		$0.10	09/2018
The Kasper Group, Ltd.	144,000		7%	70,587		$0.10	10/2019
Joseph M. Redmond	576,154	[1]	5%	119,550	[1]	$0.10	07/2017
	1,016,154			376,127

Convertible debentures:
Short-term	724,903		10%	––		$0.12	02/2019
Long-term	184,870		10%	––		$0.12	11/2021

	909,773			––

Total convertible debt	$1,925,927			$376,127

[1]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, $576,154 in convertible promissory notes and accrued interest of $90,742 was reclassified from related party transactions (Note 8 ) to non-related party transactions. See Note 18 for additional information and legal proceedings related to Mr. Redmond.

During the years ended December 31, 2018 and 2017, respectively, the Company issued short-term non-related party convertible promissory notes in the aggregate principal sum of $825,000 and $741,000 , along with 625,000 and 3,705,000 warrants (Note 12), which , upon issuance, were discounted by a total of $605,000 and $741,000, representing $223,607 and $592,582 for beneficial conversion feature , $1,393 and $148,418 for value of warrants, and $380,000 and $0 for derivative liability.  Effective November 14, 2018, $600,000 in principal, plus $ 55,627 in accrued interest, was exchanged for short-term convertible debentures, at which time $240,000 was reclassified to equity for intrinsic value of warrants, $30,725 was reclassified as derivative liability for embedded conversion option, and $105,320 was recognized as a loss on extinguishment of debt. During the years ended December 31, 2018 and 2017, respectively, a total of  $1,098,974 and $1,706 in debt accretion was expensed; and repayments totaling $670,000 and $0 were made, of which $50,000 and $0 was repaid in cash, and $620,000 and $0 was converted into the Company’s common stock.  The short-term non-related party convertible notes and debentures bear interest at a rate of 10% to 20% per annum, mature in 2019, and are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. In addition, the holders of certain short-term non-related party convertible notes in the principal sum of $145,000 are granted 290,000 shares of the Company’s restricted common stock for each ninety (90) day period; and the holders of certain short-term non-related party convertible notes in the principal sum of $75,000 are granted 150,000 shares of the Company’s restricted common stock for each thirty (30) day period.  An aggregate of 2,810,000 shares of the Company’s restricted common stock are issuable to the note holders through December 31, 2018, valued at $281,000.  As of December 31, 2018 and 2017, respectively, $296,000 and $ 1,706 in short-term non-related party convertible promissory notes, and $ 724,903 and $0 in short-term non-related party convertible debentures, remains.

During the years ended December 31, 2018 and 2017, respectively, long-term unsecured non-related party loans and promissory notes in the principal sum of $95,975 and $0, and $56,892 and $0 in accrued interest , were extinguished, resulting in a gain of $152,867 and $0. As of December 31, 2018 and 2017, respectively, long-term unsecured non-related party loans and promissory notes consists of $0 and $95,975, respectively.

During the year ended December 31, 2018, the Company issued long-term non-related party convertible debentures in the aggregate principal sum of $250,000 , along with 600,000 warrants (Note 12), which, upon issuance, were discounted by a total of $67,500, representing $25,000 in original issue discount, $30,000 for derivative liability, and $12,500 for embedded conversion option. During the year ended December 31, 2018, a total of  $2,370 in debt accretion was expensed .  The debentures mature in 2021, and are convertible into the Company’s common stock at a conversion price of $0.10 per share. As of December 31, 2018, a total of $ 23,630 in unamortized discount remains, to be expensed over the next twenty-two (22) months.

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

During the year ended December 31, 2018, a long-term secured non-related party promissory note in the principal sum of $20,500,000, and $2,278,281 in accrued interest, was extinguished in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 18 ), and recharacterized as a contingent liability (Note 9 ), resulting in a gain of $22,778,281.  As of December 31, 2018 and 2017, respectively, long-term secured non-related party promissory notes consists of $28,995 and $17,393,240, net of unamortized discount of $0 and $3,145,000.

The future maturities of long-term notes payable are summarized as follows:

Year	2019	2020	2021	Total

Principal	$720,154	$28,995	$ 184,870	$ 934,019

During the years ended December 31, 2018 and 2017, respectively, interest on non-related party notes and loans payable in the amount of $ 1,009,525 and $920,434 was expensed.  As of  December 31, 2018 and 2017, respectively, a total of $376,127 and $1,724,093 in interest, net of debt extinguishments of $2,335,173 and $0, and conversions to common stock of $55,613 and $0, remains accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8 . RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	December 31, 2018		December 31, 2017
Related party payables
Accrued compensation	$869,859	[1]	$501,270
Cash advances	134,861		128,297
Total related party payables	1,004,720		629,567

Debentures, convertible	411,006		––

Notes payable, related party, convertible	491,100	[1]	1,167,254

Total related party transactions	$1,906,826		$1,796,821

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

As of December 31, 2018 and 2017, respectively, related parties are due a total of $1,906,826 and $1,769,821, consisting of $869,859 and $501,270 in accrued compensation owed to officers; $134,861 and $128,297 in cash advances from officers and beneficial owners to the Company for operating expenses; $411,006 and $0 in convertible debentures, net of embedded conversion option of $17,125 and $ 0 ; and $491,100  and $1,167,254 in convertible promissory notes.

Related party convertible debt consists of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Convertible promissory notes:
Huntington Chase, Beneficial Owner	$491,100	7%	$74,060	$0.10	12/2023

Convertible debentures:
AvantGarde, LLC, Beneficial Owner	342,734	12%	––	$0.10	02/2019
Hamburg Investment Co., Beneficial Owner	68,272	12%	––	$0.10	02/2019
	428,132		––
Total convertible debt-related parties	$919,232		$74,060

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

Between April 26, 2018 and May 8, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to a related party in the aggregate principal sum of $337,750 , along with 3,377,500 warrants (Note 12), which, upon issuance, was discounted by a total of $337,500, representing $123,850 for beneficial conversion feature, and $213,900 for derivative liability . During the year ended December 31, 2018, a total of $6,409 in debt accretion was expensed. The Notes bore interest at rate of 12% per annum, contained a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a price of $0.10 per share, and included warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Effective November 14, 2018, the Notes and related accrued interest of $ 34,090 were exchanged into convertible debentures (“Debentures”) in the principal amount of $428,132 , at which time $135,100 was reclassified to equity for intrinsic value of warrants, and $17,125 was reclassified as derivative liability for embedded conversion option, and $252,533 was recognized as a loss on extinguishment of debt . The Debentures bear interest at a rate of 10% per annum, mature February 28, 2019, and are convertible into shares of the Company’s restricted common stock at a conversion rate of $0.12 per share.

As of December 31, 2018 and 2017, respectively, related party convertible debt consists of $491,100 and $1,167,254 in promissory notes and $ 411,006 and $0 in d ebentures.

During the years ended December 31, 2018 and 2017, respectively, interest in the amount of $ 66,840 and $76,511 was expensed, of which $798 and $16,833 was paid to the note holders in cash; $0 and $35,733 was converted to restricted shares of the Company’s common stock, and accrued interest of $ 71,839 and $0 was converted to principal.  As of December 31, 2018 and 2017, respectively, a total of $74,060 and $170,600 in accrued interest remains and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

On September 30, 2018, in connection with the Series C convertible preferred stock equity offering (Note 10 ), three officers of the Company were issued an aggregate of 90,000 Series C preferred shares at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. Upon issuance, a beneficial conversion feature of $100,578 was recorded as a deemed dividend. In connection with the Series C preferred shares, the officers were also issued an aggregate of 1,250,000 warrants , valued at an aggregate of $75,000 , and exercisable for a period of three (3) years at an exercise price of $0.25 per share.

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

NOTE 9 . COMMITMENTS AND CONTINGENCIES

On August 13, 2015, the Company issued a secured promissory note in the amount of $20,500,000 (the “Promissory Note”) in connection with the acquisition of RoxSan Pharmacy, Inc. (“RoxSan”).  The Promissory Note bore interest at a rate of 6% per annum, and matured August 13, 2018 (“Maturity”).  At the time of issuance, management determined that the Promissory Note did not fairly represent the fair market value for the related acquisition.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the Promissory Note was recorded and has been fully expensed.  As part of the derecognition of RoxSan resulting from its Chapter 7 petition filed on May 14, 2018 (Note 18 ), management reevaluated the characteristics of the Promissory Note.  Included in the evaluation were the following considerations: 1) the related asset is no longer a part of the parent financial statements due to a loss of financial control; 2) the Company is currently in litigation as a result of material breaches by the note holder;  3) the Company has claims against the note holder for losses and damages directly related to the Promissory Note and its underlying assets; 4) there is a high likelihood that no obligation exists.  After careful consideration, management has determined that the current characteristics of the liability are contingent in nature, and has extinguished the debt of $20,500,000 and related $2,278,281 in accrued interest during the current year, resulting in a gain of $22,778,281.

On August 31, 2016, as part of the Company’s acquisition of 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property, the agreement provides for, among other things, the seller to receive up to $2,000,000 through a percentage of revenue generated from RPM business segment (“Revenue Share”), as well as a royalty of 3% (“Royalties”) of certain revenues generated from the Qolpom® intellectual property, as defined in the agreement.  As of December 31, 2018 and 2017, respectively, the present value of future Revenue Share was $430,000 and $890,000 (Note 15 ); and the present value of future Royalties was $310,000 and $200,000.

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

NOTE 10. CONVERTIBLE PREFERRED STOCK

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

During the year ended December 31, 2018, in connection with the Series C Shares equity offering, 150,000 Series C Shares were issued at a price of $5.00 per share, of which 60,000 were issued to accredited investors for cash in the amount of $300,000, and 90,000 were issued to officers of the Company in exchange for debt in the principal sum of $450,000. As a result, $749,850 was recorded to preferred paid in capital , and a beneficial conversion feature of $283,347 was recorded as a deemed dividend, of which $100,578 was in connection with the shares issued to officers of the Company.

As of December 31, 2018 and 2017, respectively, the Company had 1,013,691 and 863,691 shares of preferred stock issued and outstanding.

NOTE 11 . COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company at December 31, 2018 and 2017, respectively, is 500,000,000 and 250,000,000 with a par value of $0.001 per share.

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

NOTE 12 . WARRANTS AND OPTIONS

As of December 31, 2018 and 2017, respectively, the Company had 21,232,500 and 7,205,000 warrants, and 18,060,000 and 20,675,000 options issued and outstanding.

During the years ended December 31, 2018 and 2017, respectively, 14,077,500 and 7,155,000 warrants were granted, and 100,000 and 14,535,706 expired.  The warrants carry an exercise price of between $0.001 to $0.75 per share, expire between 2019 to 2023 , and were valued at $851,610 and $325,020, using the Black-Scholes method. The assumptions used in valuing the warrants were: expected term between 2 to 5 years; expected volatility 40%; risk free interest rate between 1.16% to 2.91%; and a dividend yield of 0%.  A total of $113,210 and $129,820 in deferred stock warrant compensation was recorded, and $73,370 and $70,740 was expensed during the years ended December 31, 2018 and 2017, respectively.  There remains $98,920 and $172,290 in deferred compensation as of December 31, 2018 and 2017, respectively, to be expensed over the next twelve (12) months.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.001	300,000	4.50	$300	$0.17
$0.01	75,000	2.00	750	$0.19
$0.10	250,000	1.75	25,000	$0.29
$0.10	6,377,500	2.25	637,750	$0.21
$0.10	3,000,000	2.50	300,000	$0.19
$0.10	62,500	4.25	6,250	$0.27
$0.15	1,000,000	2.00	150,000	$0.26
$0.15	600,000	5.00	90,000	$0.19
$0.17	62,500	4.25	10,625	$0.27
$0.18	62,500	4.25	11,250	$0.27
$0.21	100,000	1.75	21,000	$0.31
$0.21	62,500	4.25	13,125	$0.27
$0.25	1,500,000	1.50	375,000	$0.34
$0.25	3,255,000	1.75	813,750	$0.29
$0.25	475,000	2.00	118,750	$0.25
$0.25	3,250,000	2.75	812,500	$0.18
$0.35	250,000	1.75	87,500	$0.29
$0.60	250,000	1.75	150,000	$0.31
$0.75	300,000	0.25	225,000	$0.29
	21,232,500		$3,848,550	$0.18

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2016	15,362,491	$0.28
Issued	21,232,500	$0.18
Exercised	––	––
Expired / Forfeited	(15,362,491)	$0.28
Outstanding at December 31, 2018	21,232,500	$0.18

During the years ended December 31, 2018 and 2017, respectively, 6,000,000 and 11,570,000 stock options were granted, which vest periodically over a two (2) year period, are exercisable for a period of between 3 to 5 years at an exercise price of between $0.05 to $0.50 per share, and were valued at $833,700 and $1,926,750, using the Black-Scholes method. The assumptions used in valuing the options were: expected term between 2.50 to 5.75 years; expected volatility between 1.82 to 2.06; risk free interest rate between 1.46% to 2.78%; and a dividend yield of 0%.

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

NOTE 14. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2018 and 2017, was as follows:

	December 31, 2018	December 31, 2017

Income (loss) before taxes	$15,608,209	$(10, 641,198)
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	4,781,700	(3, 185,900)

Effect of the U.S. tax law change	––	658,800

Effect of release of net operating loss carryforwards	(2, 417,700)	––

Tax effect of non-deductible expenses:
Gain on extinguishment of debt-principal	(6,124,000)	––
Stock compensation/amortization of stock options	1,048,500	776,300
Discount amortization	837, 000	1,626,300
Other	1,500	6, 2 00
Total tax effect of non-deductible expenses	(4,237,000)	2, 408,800

Change in valuation allowance	(1, 873,000)	118,300

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 , are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carried forward	$––	$1,94 8,0 00

Bad debt allowance	––	1,100

Officers’ accrued compensation	243,400	140,300

Accrued related party interest	20,700	47,700

Valuation allowance	(264,100)	(2,137,100)

Net deferred income tax asset	$––	$––

During the year ended December 31, 2018, the company realized extinguishment of debt principal in the amount of $ 20,522,835 .  Per Internal Revenue Code (“IRC”) Section 108(a) (1) (A) the extinguishment of debt principal is excluded from taxable income for the Company.  However, any available tax attributes must be released up and to the amount of the extinguishment.  Therefore, net operating loss carryforwards were released with no remaining net operating losses available to use toward future taxable income as of December 31, 2018.

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

	As Previously Reported	Revised Value	Increase
	December 31, 2017	July 18, 2018	(Decrease)
Assets
Cash	$5,000	$5,000	$––
Intellectual property	160,000	150,000	(10,000)
Loans receivable	87,008	87,008	––
Total assets	252,008	242,008	(10,000)

Liabilities
Accounts payable	7,068	7,068	––
License fees payable	2,000,000	260,000	(1,740,000)
License fees payable, unamortized discount	(1,460,000)	––	(1,460,000)
Royalties payable	200,000	200,000	––
Total liabilities	747,068	467,068	(280,000)

Goodwill	785,060	785,060	––

Fair market value of consideration	$290,000	290,000	––

Net effect-current period adjustment		$270,000	$270,000

Correction of Error:

During 2018, the Company discovered that the April 26, 2017 asset acquisition of intellectual property from ProEventa, Inc. erroneously included certain conditional contingent consideration as a part of the purchase price.  As a result, certain liabilities contingent in nature were erroneously recorded.  The errors have been corrected by restating each of the affected financial statement line items for the year ended December 31, 2017. The following tables summarize the impacts on the Company’s consolidated financial statements prior to the restatement in Note 2 :

	As Previously Reported	Corrected	Increase
	December 31, 2017	December 31, 2017	(Decrease)
CONSOLIDATED BALANCE SHEETS
Intangible assets, net	$2,298,094	$709,655	$(1,588,439)
Total assets	3,340,475	1,752,036	(1,588,439)
License fees payable	1,890,000	890,000	(1,000,000)
Royalties payable	1,000,000	200,000	(800,000)
Total long-term liabilities	21,690,469	19,890,469	(1,800,000)
Total liabilities	30,730,119	28,930,119	(1,800,000)
Accumulated deficit	(33,773,141)	(33,561,580)	(211,561)
Total stockholders' deficit	(27,389,644)	(27,178,083)	(211,561)
Total liabilities and stockholders' deficit	3,340,475	1,752,036	(1,588,439)

CONSOLIDATED STATEMENTS OF OPERATIONS
General and administrative expenses	$4,209,073	$3,997,512	$(211,561)
Operating loss	(4,256,180)	(4,044,619)	(211,561)
Net loss – continuing operations	(10,722,953)	(10,511,392)	(211,561)
Net loss	(13,876,506)	(13,664,995)	(211,561)
Net loss per common share – basic – continuing operations	$(0.089)	$(0.087)	$(0.002)
Net loss per common share – diluted – continuing operation	$(0.060)	$(0.059)	$(0.001)

NOTE 16. DISCONTINUED OPERATIONS

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

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables was reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of December 31, 2017, $105,746 is included in accounts payable and accrued expenses as part of liabilities subject to compromise. See Note 1 8 for additional information and legal proceedings related to Mr. Engert.

[2]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, related party payables was reduced by $307,997, representing $185,000 in promissory notes, $119,270 in accrued compensation, and $3,727 in expense advances. As of May 14, 2018, $185,000 is reflected as a note payable, and $122,997 is included in accounts payable and accrued expenses as part of liabilities subject to compromise. In addition, accrued interest of $11,823 related to the promissory note was reclassified from related party to non-related party accrued interest, and is included in accounts payable and accrued expenses as part of liabilities subject to compromise. See Note 1 8 for additional information and legal proceedings related to Mr. Redmond.

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

NOTE 17. SEGMENT REPORTING

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

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Remote Care Systems	Behavioral [1] Health Services	Diagnostics/ Corporate	Pharmacy [2]	Consolidated Totals

December 31, 2018
Revenue	$9,399	$1,800	$––	$––	$11,739
Gross profit (loss)	(10,400)	1,800	––	––	(8,600)
Operating loss	(365,426)	(191,446)	(6,077,791)	––	(6,634,663)
Depreciation and amortization	9,196	109,760	1,664	––	120,620
Interest expense, net of income	2,970	––	2,161,560	––	2,164,530
Gain on disposal of subsidiary	––	––	4,478,268	––	4,478,268
Gain on extinguishment of debt	––	––	22,858,009	––	22,858,009
Discount amortization	(340,000)	––	3,145,000	––	2,805,000
Loss on fair value adjustments	––	––	(123,875)	––	(123,875)
Discontinued operations	––	––	––	(824,398)	(824,398)
Total assets	913,636	439,567	11,154	––	1,364,357
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	––	––	––

December 31, 2017
Revenue	$93,737	1,200	$––	$––		$94,937
Gross profit (loss)	(48,307)	1,200	––	––		(47,107)
Operating loss	(618,952)	(116,163)	(3,437,604)	––		(4,172,719)
Depreciation and amortization	8,902	73,173	1,664	––		83,739
Interest expense, net of income	9,626	––	1,008,853	––		1, 018,479
Discount amortization	350,000	––	5,100,000	––		5,450,000
Discontinued operations	––	––	––	(3,153,553)		(3,153,553)
Total assets	936,654	549,327	12,192	253,863	[3]	1,752,036
Goodwill	785,060	––	––	––		785,060
Additions to property and equipment	––	––	––	––		––

[1]Behavioral Health Segment commenced March 22, 2017

[2]Discontinued operations effective May 14, 2018

[3]Assets held for sale

NOTE 18. LEGAL MATTERS

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

On January 28, 2019, pursuant to a majority shareholder consent and resolution of the board of directors dated December 24 , 2018 , the Company filed an Amendment to the Articles of Incorporation to increase its authorized common shares from 250,000,000 to 500,000,000.

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

On May 2, 2019, in connection with a SAFE offering, the Company issued 2,500,000 shares of its restricted common stock at $0.10 per share, for cash in the amount of $250,000.  As a result, $247,500 was recorded to paid in capital.

On May 6, 2019, in connection with an equity funding, the Company issued 6,000,000 shares of its restricted common stock for cash in the amount of $500,000.  As a result, $494,000 was recorded to paid in capital .

On July 5, 2019, in connection with cash proceeds received in June 2019, the Company issued three (3) Senior Secured Notes (the “Notes”) in the aggregate principal of $220,000, pursuant to certain Note and Purchase Agreements (the “Purchase Agreements”) of the same date.  The Notes bears interest at 8% per annum, and mature 180 days from the issuance date (“Maturity Date”).  As additional consideration for entering into the Purchase Agreements, 400,000 shares of the Company’s restricted common stock is being issued to each of the note holders, for an aggregate of 1,200,000 shares, valued at $190,200.

On July 17, 2019, 293,146 shares of the Company’s restricted common stock, valued at $10,289, which were previously issued in connection with the cashless exercise of certain warrants, were returned to treasury and cancelled, and the warrant was fully retired.

On July 25, 2019, the related party convertible debentures in the principal sum of $428,132, plus premiums of $261,604 and accrued interest of $68,926, were exchanged to Senior Secured Promissory Notes (the “Senior Notes”) in the aggregate principal of $759,446.  The Senior Notes bear interest at a rate of 8% per annum, with payments of $126,152 plus interest accrued thereon due December 31, 2019; $300,000 due December 31, 2020; and the remaining principal and accrued interest due December 31, 2021.  In addition, as part of the commitment to extend the debt, the noteholders were issued an aggregate of 1,380,811 shares of the Company’s restricted Common Stock, valued at $131,315, as well as warrants to purchase an aggregate of 2,528,413 shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.10461.

In August 2019, the Company amended the private placement equity offering (the “Offering”) originally established in March 2019.  The revised Offering is for the purchase of the 31,875,000 shares, or a maximum of $3,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.10 per share, with a minimum total Offering of $2,000,000, and a minimum investment of 200,000 shares, or $20,000.  Prior to the Offering, the Company sold $1,125,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering, which included an aggregate of $375,000 in SAFE shares to be issued to four of the Company’s executive officers and directors for the reduction of accrued compensation.  The SAFE Units were sold at a 20% discount of the offering Unit price of $0.10, and are not a part of, nor reduce, the $2,000,000 minimum. The initial closing will occur on a date set by the Company in its discretion.  The Company may sell Units in one or more closings.

The Company retained Maxim Group, LLC (“Maxim”) to serve as its placement agent for the Offering. The Company has agreed to pay the placement agent a placement fee equal to 7% of the aggregate gross proceeds raised in the Offering and warrants exercisable for a term of five years to purchase 7% of the number of shares of common stock included in the Units sold in the Offering at an exercise price of $0.125 per share.  In connection with the Maxim Agreement, the Company issued Maxim 1,000,000 shares of its restricted common stock, valued at $71,000.  As a result, $70,000 was recorded to paid in capital.

On August 28, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Global Career Networks Inc., a Delaware corporation, (“GCN”) to acquire a 19% interest in GCN. The Purchase Agreement was fully executed on September 6, 2019, and on October 15, 2019 (the deemed effective date), all of the closing conditions in the Purchase Agreement were satisfied.  Pursuant to the Purchase Agreement, in exchange for 6,666,667 shares of the Company’s restricted common stock, valued at $1,000,000, the Company acquired 760 shares of GCN common stock.

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

Calli R. Bucci – Chief Financial Officer, Corporate Secretary, Director

Ms. Bucci has over thirty years of experience in the field of finance and business management.  She joined Parallax in 2010 as its controller, and has served as its Chief Financial Officer since November 2012.  Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007 to January 2010, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes.

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

Ms. Bucci concurrently holds the position of Chief Financial Officer of PearTrack Security Systems, Inc., a Nevada corporation.

Ms. Bucci attended Santa Monica College and the University of California at Berkley, majoring in Accounting.

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

E. William Withrow Jr. – Director

Mr. Withrow Jr. has nearly twenty years of experience in the financial investment industry, twenty-four years of experience in the logistics field, and twenty years of experience in civic leadership. Since 2004, Mr. Withrow has served as an elected member of the Board of Trustees of the Peralta College District in the San Francisco Bay area, an institution consisting of 2,000 faculty and staff and approximately 30,000 students.  From 1997 to 2002, Mr. Withrow Jr. served as a financial consultant for Wells Fargo, a provider of personal banking and investing services.  From 1993 to 1997, he served as a financial consultant for Merrill Lynch, a financial management and advisory company.  From 1987 to 1989, Mr. Withrow Jr. served as a sales manager for Paine Webber, a stock brokerage and asset management firm, and from 1983 to 1987, he served as a financial consultant for Drexel Burnham Lambert, an investment banking firm.  As a financial consultant and sales manager for the aforementioned financial institutions, Mr. Withrow Jr. examined financial statements, evaluated investment opportunities, provided advice to clients about possible investment opportunities and provided advice to stockbrokers and other individuals attempting to sell securities.

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

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus		Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)		($)		($)		($)	($)	($)		($)
Paul R. Arena Chief Executive Officer, President	2018	350,000	[4] [6]	75,000	[6]	None	[1]	None	[1]	None	None	55,483	[5]	480,483
	2017	169,750	[6]	None		2,000,000	[1]	915,500	[1]	None	None	17,287	[5]	3,102,537
Calli R. Bucci Chief Financial Officer, Secretary	2018	216,000	[4] [7]	100,000	[7]	820,000	[2]	134,500	[2]	None	None	8,308	[5]	1,278,808
	2017	250,691	[4] [7]	None		None		None	[2]	None	None	12,063	[5]	262,754
Nathaniel T. Bradley Chief Technology Officer, President, PHM	2018	222,000	[4] [8]	None		None		160,000	[3]	None	None	44,655	[5]	426,655
	2017	180,000	[4] [8]	50,000	[8]	750,000	[3]	229,400	[3]	None	None	28,704	[5]	1,238,104

[1]

Pursuant to Employment Agreement effective July 7, 2017, 10,000,000 shares of restricted Common Stock were granted, , with an aggregate grant date fair value of $2,000,000, of which 2,500,000 vested during 2017, valued at $500,000, and 2,500,000 vested during 2018, valued at $500,000; and 5,000,000 options were granted, valued at $915,500 using the Black Scholes method, of which 1,250,000 vested during 2017, valued at $228,875, and none vested in 2018.  The assumptions used in valuing the options were: expected term 3.5 years, expected volatility 1.88, risk free interest rate 1.95%, and dividend yield 0%.

[2]

Pursuant to Executive Agreement effective January 1, 2018, 1,000,000 options were granted, all of which vested in 2018, valued at $134,500 using the Black Sholes method.  The assumptions used in valuing the options were: expected term 3.75 years, expected volatility 1.78, risk free interest rate 2.25%, and dividend yield 0%; and, pursuant to 2018 stock award of 5,000,000 shares,100% vested immediately, with an aggregate grant date fair value of $820,000.

[3]

Pursuant to Employment Agreement effective August 1, 2017, 3,000,000 shares of restricted Common Stock were granted, 100% vesting immediately, with an aggregate grant date fair value of $750,000; and 1,000,000 options were granted, valued at $229,400 using the Black Scholes method.  The assumptions used in valuing the options were: expected term 3.25 years, expected volatility 1.95, risk free interest rate 2.29%, and dividend yield 0% .  An additional 1,000,000 options were granted on August 1, 2018, valued at $160,000 using the Black Scholes method. The assumptions used in valuing the options were: expected term 3 years, expected volatility 2.06, risk free interest rate 2.78%, and dividend yield 0%.

[4]	Includes $150,000 paid by each officer in connection with the purchase of convertible preferred Series C shares.
[5]	Accrued vacation and benefits.
[6]

Pursuant to agreements with Company, included in amounts for 2018 and 2017, respectively, are $45,500 and $97,800 in officer’s compensation , $75,000 and $0 in bonuses, and $55,483 and $17,287 in benefits that have been accrued and deferred until the Company reaches certain funding and earnings goals.  Included in these goals are a private placement offering for $3-$6 million.

[7]

Pursuant to agreement with Company, included in amounts for 2018 and 2017, respectively, are $0 and $115,651 in officer’s compensation, $100,000 and $0 in bonuses, and $8,308 and $12,063 in benefits that have been accrued and deferred until the Company reaches certain funding and earnings goals.  Included in these goals are a private placement offering for $3-$6 million.

[8]

Pursuant to agreement with Company, included in amounts for 2018 and 2017, respectively, are $0 and $105,172 in officer’s compensation, $0 and $50,000 in bonuses, and $44,655 and $28,704 in benefits that have been accrued and deferred until the Company reaches certain funding and earnings goals.  Included in these goals are a private placement offering for $3-$6 million.

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

In June 2019, the Company adopted and approved the 2019 Stock Incentive Plan (“the 2019 Plan”), wherein forty million (40,000,000) restricted shares of Common Stock were reserved for issuance. The 2019 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified options. The 2019 Plan is currently administered by the Company’s board of directors. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options. On June 17, 2019, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission for the 40,000,000 shares underlying the 2019 Plan.

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

There were no other options exercised during the years ended December 31, 2018 or 2017, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following tables summarize the outstanding equity awards held by each executive officer and director at December 31, 2018:

	Option Awards					Stock Awards
Name	Total Number of Options Granted	Number of Options Vested / Exercisable	Number of Options Non-Exercisable	Exercise Price	Expiration Date	Number of Unvested Units	Value of Unvested Units
Paul R. Arena	5,000,000	1,250,000	3,750,000	$0.25	07/07/2022	5,000,000	$1,000,000
Nathaniel T. Bradley	2,000,000	1,000,000	1,000,000	$0.25	08/01/2022	––	––
Calli R. Bucci	1,000,000	1,000,000	––	$0.25	08/13/2020	––	––
John L. Ogden	500,000	500,000	––	$0.05	10/05/2020	––	––
Edward W. Withrow Jr.	750,000	750,000	––	$0.05	10/05/2020	––	––
Total	9,250,000	4,500,000	4,750,000			5,000,000	$1,000,000

Compensation of Directors

The table below summarizes the compensation paid to the Company’s independent directors for their services as members of the Company’s board of directors for the years ended December 31, 2018, and December 31, 2017:

Director Name		Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Edward W. Withrow Jr. Director	2018	None	None	None	None	None	None	None
	2017	None	None	None	None	None	None	None
John L. Ogden Director	2018	None	None	None	None	None	None	None
	2017	None	None	None	None	None	None	None

The Company reimburses its directors for expenses incurred in connection with attending board meetings. In addition, certain directors and officers of the Company have received stock options to purchase common shares under the Company’s Employee Stock Option Plan and Incentive Compensation Plan, and may receive additional stock options at the discretion of the Company’s Board.

The Company adopted a formal compensation and expense reimbursement plan for its independent directors effective January 1, 2019 (the “DC Plan”), to provide the directors with reasonable compensation for the performance of their duties as members of the board of directors and the amount of time spent on official business of the Company. The compensation provided under the DC Plan is as follows:

1. Annual retainer of $24,000 for Board membership, inclusive of all board meeting attendance.

2. Annual retainer of $12,000 for Committee membership, inclusive of all Committee meeting attendance.

3. Annual retainer for service as the Audit and Compensation Committee Chairpersons of $5,000.

4. Annual retainer for service as the Chairperson of any committee established by the Board, other than the Audit or Compensation Committee, of $2,500.

5. Reimbursement for reasonable out-of-pocket expenses actually incurred in connection with participation and/or attendance of Board and Committee meetings.

The Company has not paid any other cash compensation or directors’ fees for services rendered as a director since the Company’s inception to the adoption of the DC Plan. .

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of its Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, subject to community property laws where applicable, except as otherwise indicated. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to restricted stock awards, stock options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after December 31, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. :

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Edward W. Withrow III	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	54,610,489	[2] [4]	21.63%
Jorn & Jennifer Gorlach	2154 NW Everett Street, Apt B	Portland, OR 97210	37,972,192	[2] [3]	15.04%
Huntington Chase LLC	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	36,257,344	[4]	14.36%
Montecito BioSciences, Ltd.	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	38,156,227	[2]	11.75%
AvantGarde LLC	2154 NW Everett Street, Apt B	Portland, OR 97210	19,477,010	[4]	7.71%
Hamburg Investment Group LLC	2154 NW Everett Street, Apt B	Portland, OR 97210	13,916,435	[4]	5.51%

Directors and Executive Officers:
Paul R. Arena	28 W. 36th Street, 8th Floor	New York, NY 10018	8,150,205	[5]	3.23%
Calli R. Bucci	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	10,353,197	[7]	4.10%
Nathaniel T. Bradley	28 W. 36th Street, 8th Floor	New York, NY 10018	8,350,773	[6]	3.31%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	2,816,964		1.12%
Edward W. Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	1,784,187		0.71%
Directors and officers as a group (5 shareholders)			31,455,326		12.46%

[1]Based upon 158,113,141 shares issued and outstanding at December 31, 2018, less unvested stock awards of 5,500,000; plus the following securities deemed outstanding: 27,919,857 shares of common stock underlying restricted stock awards, stock options and warrants exercisable within 60 days , and 34,938,881 shares of common stock underlying convertible preferred stock and dividends , and 31,498,925 shares of common stock underlying convertible debt . The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]38,156,227 shares held by Montecito BioSciences, Ltd., which are indirectly beneficially owned by Edward W. Withrow III, and Dr. Jorn Gorlach, and are included in each individual’s beneficial ownership shares. See footnote [3] and [4].   Mr. Withrow III and Dr. Gorlach each disclaim beneficial ownership over the shares held by Montecito BioSciences, Ltd. except to the extent of their proportionate pecuniary interest therein.

[3]Includes direct beneficial ownership of 4,578,747 common shares; and indirect beneficial ownership of (i) 4,960,310 common shares and 1,407,500 warrants to purchase common shares held by Avantgarde LLC, and (ii) 281,250 warrants and 12,924,010 common shares underlying convertible preferred stock and dividends held by Hamburg Investment Group, entities controlled by Dr. Jorn Gorlach; and (iii) 4,281,318 common shares underlying convertible debt; and ( iv ) 9,539,057 shares of Montecito BioSciences, Ltd. [2]

[4]Includes direct beneficial ownership of 7,631,245 common shares; and indirect beneficial ownership of (i) 5,721,900 common shares held by Withrow Sinclair & Co., and (ii) 1,000,000 vested stock options and 13,405,222 common shares underlying convertible preferred stock and dividends held by Huntington Chase LLC, entities controlled by Edward W. Withrow III; (iii) 5,000,000 shares held by M. Katuska Sandoval, spouse of Edward W. Withrow III; and (iv) 3,651,600 common shares underlying convertible debt; and (v) 18,200,522 shares of Montecito BioSciences, Ltd. [2]

[5]Includes direct beneficial ownership of 5,000,000 common shares and 1,250,000 stock options, respectively, vested as of December 31, 2018, of 10,000,000 restricted stock award and 5,000,000 stock options granted per Employment Agreement dated July 7, 2017; 625,000 warrants to purchase common stock;  and 1,275,205 common shares underlying convertible preferred stock and dividends.

[6]Includes direct beneficial ownership of 1,222,222 stock options vested as of December 31, 2018, of 2,000,000 granted per Employment Agreement dated August 1, 2017, as amended; 625,000 warrants to purchase common stock; 1,275,205 common shares underlying convertible preferred stock and dividends; and indirect beneficial ownership of 5,228,346 common shares held by Bradley Bros, LLC, an entity controlled by Nathaniel T. Bradley, director.

[7]Includes direct beneficial ownership of 7,452,992 common shares; 1,000,000 stock options vested as of December 31, 2018, of 1,000,000 granted per Employment Agreement dated January 1, 2018; 625,000 warrants to purchase common stock; and 1,275,205 common shares underlying convertible preferred stock and dividends.

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

Related Parties:

Montecito BioSciences, Ltd. (“MBS”) is a beneficial ownership shareholder of the Company.  The President of MBS, Mr. Edward W. Withrow III, is also a beneficial ownership shareholder.  Mr. Withrow III, is also principal/control person of Withrow Sinclair & Co., and Huntington Chase, LLC, shareholders of the Company.  Mrs. M. Katuska Sandoval, a shareholder, is the spouse of Mr. Withrow III.

Dr. Jorn Gorlach, a beneficial ownership shareholder of MBS, is also a beneficial ownership shareholder of the Company.  Dr. Gorlach is also principal/control person of Hamburg Investment Company, LLC and AvantGarde LLC, shareholders of the Company.

Bradley Bros. LLC, a shareholder of the Company, is controlled by Nathaniel T. Bradley, an officer and director.

Intellectual Property Network, Inc., former controlling shareholder of Parallax Health Management, Inc. (formerly Qolpom, Inc.), is controlled by Paul R. Arena and Nathaniel T. Bradley.

Stock Issuances:

On January 23, 2017, the Company issued 30,000 shares of its Series B Preferred Stock at $5.00 per share to Hamburg Investment Company, LLC, an entity controlled by Dr. Jorn Gorlach, a beneficial shareholder, for cash in the amount of $150,000.

On March 16, 2017, in connection with a related party convertible promissory note in the amount of $250,000 and accrued interest of $7,954, the Company issued 1,228,346 shares of its restricted Common Stock at a conversion rate of $0.21 per share to Bradley Brothers, LLC, an entity controlled by Nathaniel T. Bradley, an officer and director.

On May 18, 2017, in connection with a related party convertible promissory note in the amount of $200,000 and accrued interest of $27,781, the Company issued 2,277,808 shares of its restricted Common Stock at a conversion rate of $0.10 per share to Joseph M. Redmond, former President, CEO and director.

On September 11, 2017, in connection with a related party convertible promissory note in the amount of $491,100, the note holder elected to convert a portion of the principal in the amount of $40,000.  As a result,  the Company issued 400,000 shares of its restricted Common Stock at a conversion rate of $0.10 per share to Edward W. Withrow, III, a beneficial owner.

On January 11, 2018, pursuant to a resolution of the board of directors, the Company issued 6,000,000 shares of its restricted Common Stock to certain officers and directors as follows: 5,000,000 shares to Calli R. Bucci, an officer and director, and 500,000 shares each to John L. Ogden and Edward W. Withrow Jr., directors.  The shares were purchased at par, or $0.001 per share, for cash in the amount of $6,000.

On August 13, 2018, in connection with the exercise of certain employee stock options, the Company issued 1,071,430 shares of its restricted Common Stock at a conversion rate of $0.05 per share to Calli R. Bucci, an officer and director.  The shares were issued on a cashless basis, resulting in a net value of $187,500.

On September 30, 2018, in connection with the Series C convertible Preferred Stock equity offering (Note 10 ), Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley, officers and directors of the Company were each issued 30,000 Series C Preferred shares, for an aggregate of 90,000 Series C preferred shares, at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. In connection with the Series C preferred shares, the officers were also each issued 625,000 warrants, for an aggregate of 1,875,000 warrants, which are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

Preferred Stock Holdings:

As of December 31, 2018, Huntington Chase Financial Group, whose principal, Edward W. Withrow, III is a beneficial shareholder of the Company, holds 399,732 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into twenty (20) common shares at an average price of $0.27518 per share, for a total of 7,994,638 common shares, if converted.  Dividends are payable semi-annually at a rate of 7% per annum, to be paid in cash or in kind, at the option of the Company. As of December 31, 2018, dividend payable totaled $132,742, or 5,410,582 common shares, as converted.

As of December 31, 2018, Hamburg Investment Company, LLC, whose principal, Dr. Jorn Gorlach, is a beneficial shareholder of the Company, holds 363,393 shares of Series A and 30,000 shares of Series B convertible Preferred Stock.  Each share of Series A Preferred Stock is convertible into twenty (20) common shares at a price of $0.27518 per share, for a total of 7,267,853 common shares, if converted. Each share of Series B Preferred Stock is convertible into twenty (20) common shares at a price of $0.25 per share, for a total of 600,000 common shares, if converted.  The Series B subscription included warrants to purchase 300,000 shares of the Company's Common Stock at a price of $0.75 per share for a period of two (2) years. Dividends on Series A and Series B Preferred Stock are payable semi-annually at a rate of 7% and 10% per annum, respectively, to be paid in cash or in kind, at the option of the Company. As of December 31, 2018, dividend payable totaled $97,052, or 5,056,150 common shares, as converted.

As of December 31, 2018, Paul R. Arena, Calli. R. Bucci, and Nathaniel T. Bradley, all officers and directors of the Company, each hold 30,000 shares of convertible Service C Preferred Stock.  Each share of Series C Preferred Stock is convertible into 41.67 shares of Common Stock at a conversion price of $0.12 per share, for a total of 1,250,000 common shares each, if converted. The Series C subscription included warrants to purchase 625,000 shares of the Company's Common Stock at a price of $0.25 per share for a period of three (3) years. Dividends on Series C Preferred Stock are payable semi-annually at a rate of 8% per annum, to be paid in cash or in kind, at the option of the Company. As of December 31, 2018, dividend payable totaled $3,025 each, or 25,205 common shares each, as converted.

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

On January 1, 2018, the Company entered into an Executive Agreement with Calli R. Bucci, its Chief Financial Officer.  The agreement replaces any other written agreement with the Company, is for a term of one (1) year, with the option to extend, and includes annual compensation of $216,000 in year 1, as well as a bonus plan and customary executive benefits.  In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $100,000, as well as a grant of stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, and vest quarterly over a one (1) year period.

On January 1, 2018, the Company entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose principal, Edward W .Withrow III, is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $25,000 in year 1; $30,000 in year 2 and $35,000 in year 3, of which the year 2 and 3 increases are deferred until completion of certain development projects, as well as customary expense allowances.  In addition, the agreement provides for a grant of stock options to purchase 4,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, of which 25% vest immediately, and the remainder vest when certain market share prices of the Company’s Common Stock are met.

Related Party Payable:

On September 30, 2015, the Company issued a modified convertible promissory note in the principal sum of $631,100, to Huntington Chase, LLC, whose principal, Edward W . Withrow III, is a beneficial shareholder, representing cash loans and unpaid compensation, of which principal repayments in the aggregate of $100,000 were made in prior years, and $40,000 of which was converted into Common Stock.  The note bears interest at a rate of 7% per annum, and contains a repayment provision to convert the debt into restricted shares of the Company’s Common Stock at a price of $0.10 per share. On December 31, 2018, the note was modified to 1) reduce the principal balance to $491,100; and 2) mature December 31, 2023. During the three months ended March 31, 2019, no payments of principal or interest were made.  As of March 31, 2019, the principal balance remaining was $491,100.

Between April 26, 2018 and May 8, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to Avantgarde, LLC and Hamburg Investment Group LLC, whose principal, Dr. Jorn Gorlach, is a beneficial shareholder, in the aggregate principal sum of $337,750.  The Notes bore interest at rate of 12% per annum, contained a repayment provision to convert the Notes into restricted shares of the Company’s Common Stock at a price of $0.10 per share, and included warrant coverage for a period of three (3) years to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share. Effective November 14, 2018 (the “Effective Date”), the Notes and related accrued interest of $90,382 were exchanged into convertible debentures (“Debentures”) in the principal amount of $428,132. The Debentures bear interest at a rate of 12% per annum, matured February 28, 2019, and are convertible into shares of the Company’s restricted Common Stock at a conversion rate of $0.10 per share or, if an event of default has occurred or the date of conversion is 120 days after the Effective Date, the lesser of (a) $0.10 or (b) 70% of the second lowest traded price for the 20 trading days immediately preceding the date of conversion..

During the year ended December 31, 2018, accrued benefits increased by $71,463, of which payments were made in the amount of $33,475; and cash advances made by officers and beneficial shareholders to the Company for operating expenses increased by $32,688, of which repayments of cash advances were made in the amount of $64,112.  As of December 31, 2018, accrued benefits and cash advances, are owed to Paul R. Arena in the amount of $18,525; Calli R. Bucci in the amount of $2,398; Nathaniel T. Bradley in the amount of $20,114; Huntington Chase LLC, whose principal, Edward W. Withrow III is a beneficial shareholder, in the amount of $17,753; and Intellectual Property Network, whose principals, Paul R. Arena and Nathaniel T. Bradley are officers and directors, in the amount of $76,073; for a total accrued benefits and cash advances owed in the amount of $134,861 as of December 31 2018, as follows:

		For the year ended December 31, 2018
Related Party	Balance 12/31/2017	Accrued Benefits Owed to Related Party	Benefits Paid to Related Party	Cash Advances to Company	Repayments of Cash Advances	Balance 12/31/2018
Paul R. Arena	$––	$47,000	$(28,475)	$3,000	$(3,000)	$18,525
Calli R. Bucci	––	6,710	(5,000)	29,188	(28,500)	2,398
Nathaniel T. Bradley	37,685	––	––	500	(18,073)	20,112
Huntington Chase, LLC	––	17,753	––	––	––	17,753
Intellectual Property Network	90,612	––	––		(14,539)	76,073
Total	$128,297	$71,463	$(33,475)	$32,688	$(64,112)	$134,861

As of December 31, 2018, related party convertible debt consists of $491,100 in promissory notes and $ 411,006 in Debentures.  During the year ended December 31, 2018, interest in the amount of $ 66,840 was expensed, of which $798 was paid to the note holders in cash; $0 and $35,733 was converted to restricted shares of the Company’s common stock; and accrued interest in the amount of $ 71,839 was converted to principal.  As of December 31, 2018, a total of $74,060 in accrued interest remains.

As of December 31, 2018, related parties are due a total of $1, 906,826 , consisting of $869,859 in accrued compensation owed to officers; $134,861 in cash advances from officers and beneficial owners to the Company for operating expenses; $ 411,006 in convertible debentures, and $491,100 in convertible promissory notes.

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

ITEM 14.PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2018 and 2017 , for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$95,000	$120,000
Audit Related Fees (Valuations and Restatements)	100,000	0
Tax Fees	0	0
All Other Fees	0	0
Total	$1 95,000	$120,000

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015, as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.1(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 15, 2014, as part of the Company’s Annual Report on Form 10-K.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on March 19, 2019, as part of the Company's Current Report on Form 8-K
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on March 19, 2019, as part of the Company's Current Report on Form 8-K
3.7	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on March 19, 2019, as part of the Company's Current Report on Form 8-K
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Debenture issued to Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.2	Debenture issued to TFK Investments LLC dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.3	Form of Common Stock Purchase Warrant	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.4	Form of Registration Rights Agreement	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.5	Form of 12% Senior Secured Convertible Debenture dated December 31, 2018	Filed with the SEC on January 7, 2019, as part of the Company's Current Report on Form 8-K
4.6	12% Convertible Promissory Note dated February 27, 2019	Filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
4.7	Warrant dated February 27, 2019	Filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
4.8	12% Fixed Convertible Promissory Note dated March 18, 2019	Filed with the SEC on March 22, 2019, as part of the Company's Current Report on Form 8-K
4.9	Warrant dated March 18, 2019	Filed with the SEC on March 22, 2019, as part of the Company's Current Report on Form 8-K
4.10	12% Convertible Promissory Note dated April 2, 2019	Filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.11	Securities Purchase Agreement dated April 2, 2019	Filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.12	12% Convertible Promissory Note dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.13	Warrant dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.14	Securities Purchase Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.15	Registration Rights Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.16	Warrant dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.17	Debt Settlement and Warrant Retirement dated June 4, 2019	Filed with the SEC on June 11, 2019 as part of the Company's Current Report on Form 8-K
4.18	Senior Secured Note dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.19	Note and Purchase Agreement dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
(10)	Material Contracts
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on May 3, 2017, as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017, as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 27, 2017, as part of the Company's Annual Report on Form 10-K.
10.38	Securities Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
10.39	Equity Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
10.40*	Letter Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed herewith to replace Exhibit 10.1 originally filed with the SEC on January 7, 2019, as part of the Company's Current Report on Form 8-K
10.41*	Exchange Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed herewith to replace Exhibit 10.2 originally filed with the SEC on January 7, 2019, as part of the Company's Current Report on Form 8-K
10.42*	Securities Purchase Agreement between EMA Financial, LLC dated February 27, 2019	Filed herewith to replace Exhibit 10.1 originally filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
10.43	Purchase Agreement between Parallax Health Sciences and Global Center Networks dated as of August 28, 2019	Filed with the SEC on October 16, 2019, as part of the Company's Current Report on Form 8-K
10.44*	Employment Agreement between Parallax Health Sciences, Inc., and Nathaniel T. Bradley dated August 1, 2017	Filed herewith.
10.45*	Executive Agreement between Parallax Health Sciences and MJ Management Services Inc. dated January 1, 2018 fso Calli R. Bucci	Filed herewith.
(22)	List of Subsidiaries
Parallax Health Management, Inc.
Parallax Behavioral Health, Inc.
Parallax Diagnostics, Inc.
Parallax Communications, Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Additional Exhibits
99.1	Press release dated September 19, 2019	Filed with the SEC on October 16, 2019, as part of the Company's Current Report on Form 8-K
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: October 21 , 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: October 21 , 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 21 , 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: October 21 , 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 21 , 2019	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: October 21 , 2019	/s/ John L. Ogden
John L. Ogden
Director

Dated: October 21 , 2019	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director