Form 10-Q
period 2019-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2019-10-23
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

220,149,711 common shares issued and outstanding as of October 22, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the six-month period ended June 30, 2019, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The comparative period ended June 30, 2018, has been restated to include any applicable changes for the six month period then ended, in connection with the restatement of the 2018 financial statements, as described below.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018, on Form 10-K, as amended and restated, filed with the Securities and Exchange Commission on October 21, 2019.

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$15,598	$262
Prepaid expenses	8,900	––
Operating lease right of use asset	102,313	––
Total current assets	126,811	262

Property and equipment, net	2,540	––
Intangible assets, net	518,725	579,035
Deposits	7,800	––
Goodwill	785,060	785,060

TOTAL ASSETS	$1,440,936	$1,364,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,796,712	$2,655,138
Operating lease liability	102,313	––
Derivative liability, short-term	57,313	23,925
Debentures, convertible	27,275	724,903
Debentures, convertible, related party	411,006	411,006
Notes payable	220,000	––
Notes payable, convertible, net of unamortized discount	716,462	296,000
Notes payable, convertible, related party	20,000	––
Related party payables	1,396,628	1,004,720
Total current liabilities	5,747,709	5,115,692

Long-term liabilities
License fees payable	422,000	430,000
Royalties payable	295,598	310,000
Derivative liability, long-term	––	34,000
Debentures, convertible, net of unamortized discount	––	184,870
Notes payable, convertible	720,154	720,154
Notes payable, convertible, related party	491,100	491,100
Notes payable, bank	23,950	28,995
Total long-term liabilities	1,952,802	2,199,119
Total liabilities	7,700,511	7,314,811

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	978	1,014
977,352 and 1,013,691 issued and outstanding
at June 30, 2019, and December 31, 2018, respectively
Common stock, $.001 par, 500,000,000 shares	204,808	158,113
authorized, 204,807,879 and 158,113,141 issued and outstanding at June 30, 2019, and December 31, 2018, respectively
Additional paid in capital - preferred	1,599,036	1,699,000
Additional paid in capital - common	15,624,496	11,382,341
Subscriptions receivable	(500,000)	––
Accumulated deficit	(23,188,893)	(19,190,922)
Total stockholders' deficit	(6,259,575)	(5,950,454)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,440,936	$1,364,357

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
		As Restated		As Restated

Revenue	$900	$4,869	$51,890	$9,759
Cost of sales	3,861	4,739	8,972	10,277
Gross profit (loss)	(2,961)	130	42,918	(518)

General and administrative expenses	1,732,834	1,263,851	3,265,097	3,135,677

Operating loss	(1,735,795)	(1,263,721)	(3,222,179)	(3,136,195)

Other expenses
Gain (loss) on fair value adjustments	35,886	(62,600)	103,888	(62,600)
Loss on extinguishment of debt	(598,922)	––	(568,003)	––
Loss on settlements	––	––	(33,272)	––
Discount amortization	37,000	(1,335,000)	29,000	(2,620,000)
Interest expense	(193,153)	(758,059)	(307,405)	(1,081,208)
Total other expenses	(719,189)	(2,155,659)	(775,792)	(3,763,808)

Net loss – continuing operations	(2,454,984)	(3,419,380)	(3,997,971)	(6,900,003)

Net loss – discontinued operations	––	(671,660)	––	(918,171)

Net loss	$(2,454,984)	$(4,091,040)	$(3,997,971)	$(7,818,174)

Net loss per common share – basic
Continuing operations	$(0.013)	$(0.023)	$(0.023)	$(0.048)
Discontinued operations	$––	$(0.005)	$––	$(0.006)

Net loss per common share – diluted
Continuing operations	$(0.009)	$(0.016)	$(0.016)	$(0.033)
Discontinued operations	$––	$(0.003)	$––	$(0.004)

Weighted average common shares outstanding - basic	187,592,006	146,211,165	175,845,013	144,700,905
Weighted average common shares outstanding - diluted	187,592,006	146,211,165	175,845,013	144,700,905

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

JANUARY 1, 2018 TO JUNE 30, 2019

Unaudited

	Preferred Stock		Common Stock		Paid In Capital		Deferred	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Preferred	Common	Compensation	Receivable	Deficit	Total

Balance, January 1, 2018	863,691	$864	136,754,530	$136,754	$665,803	$9,637,859	$(3,188,092)	$(592)	$(33,691,386)	$(26,438,789)

Issuance of common stock to officers			6,000,000	6,000		984,000		(5,000)		985,000

Issuance of common stock for cash			1,000,000	1,000		39,000				40,000

Issuance of common stock for debt service			440,000	440		43,560	(44,000)			––

Grant of stock options to consultant						539,200	(539,200)			––

Grant of stock options to officers/directors						134,500	(134,500)			––

Grant of stock awards for services			250,000	250		67,250	(67,500)			––

Grant of stock warrants						40,263	(38,870)			1,393

Beneficial conversion feature of debt						3,607				3,607

Amortization of stock options							193,484			193,484

Amortization of stock awards							150,148			150,148

Amortization of stock warrants							21,508			21,508

Subscriptions received								5,250		5,250

Net loss									(3,727,134)	(3,727,134)

Balance, March 31, 2018	863,691	$864	144,444,530	$144,444	$665,803	$11,489,239	$(3,647,022)	$(342)	$(37,418,520)	$(28,765,533)

Issuance of common stock for cash			1,000,000	1,000		199,000				200,000

Issuance of common stock for debt service			890,000	890		88,110	(89,000)			––

Conversion of debt for common stock			481,130	481		47,633				48,114

Exercise of stock options-employees			846,051	846		268,479				269,325

Forfeiture of stock options						(184,373)	184,373			––

Grant of stock warrants						62,730	(62,730)			––

Beneficial conversion feature of debt						343,850				343,850

Amortization of stock options							38,000			38,000

Amortization of stock awards							193,622			193,622

Amortization of stock warrants							13,937			13,937

Net loss									(4,091,040)	(4,091,040)

Balance, June 30, 2018	863,691	$864	147,661,711	$147,661	$665,803	$12,314,669	$(3,368,820)	$(342)	$(41,509,550)	$(31,749,724)

Issuance of preferred stock for cash	60,000	60			299,940					300,000

Issuance of preferred stock for related party debt	90,000	90			449,910					450,000

Issuance of common stock for debt service			740,000	740		73,260	(74,000)			––

Conversion of debt for common stock			2,605,000	2,605		245,395				248,000

Grant of stock options to officers/directors						160,000	(160,000)			––

Exercise of stock options-officers			1,071,430	1,071		186,429				187,500

Effects of change in warrant characteristics						750,200				750,200

Deemed dividend on preferred stock					283,347				(283,347)	––

Amortization of stock options							251,907			251,907

Amortization of stock awards							630,155			630,155

Amortization of stock warrants							14,108			14,108

Subscriptions received								250		250

Net income									25,074,058	25,074,058

Balance, September 30, 2018	1,013,691	$1,014	152,078,141	$152,077	$1,699,000	$13,729,953	$(2,706,650)	$(92)	$(16,718,849)	$(3,843,546)

Issuance of common stock for debt service			740,000	740		73,260	(74,000)			––

Conversion of debt for common stock			3,795,000	3,796		375,705				379,501

Grant of stock awards for services			1,500,000	1,500		210,110	(85,500)			126,110

Grant of stock warrants						11,610	(11,610)

Beneficial conversion feature of debt						(375,100)				(375,100)

Amortization of stock options							89,478			89,478

Amortization of stock awards							121,268			121,268

Amortization of stock warrants							23,817			23,817

Subscriptions received								92		92

Net loss									(2,472,073)	(2,472,073)

Balance, December 31, 2018	1,013,691	$1,014	158,113,141	$158,113	$1,699,000	$14,025,538	$(2,643,197)	$––	$(19,190,922)	$(5,950,454)

Cancellation of preferred stock to treasury	(36,339)	(36)			(99,964)					(100,000)

Issuance of common stock for cash			5,000,000	5,000		495,000				500,000

Issuance of common stock for debt service			740,000	740		73,260	(74,000)			––

Grant of stock warrants						72,750				72,750

Conversion of debt for common stock			3,689,328	3,689		483,642				487,331

Grant of stock awards for services			2,716,667	2,717		322,283				325,000

Grant of stock options to officers/directors						96,100	(96,100)			––

Amortization of stock options							29,442			29,442

Amortization of stock awards							124,357			124,357

Amortization of stock warrants							3,225			3,.225

Net loss									(1,542,987)	(1,542,987)

Balance, March 31, 2019	977,352	$978	170,259,136	$170,259	$1,599,036	$15,568,573	$(2,656,273)	$––	$(20,733,909)	$(6,051,335)

Dividends paid in kind on preferred stock to treasury	21,161	21			58,211					58,232

Cancellation of preferred stock to treasury	(21,161)	(21)			(58,211)					(58,232)

Sale of preferred treasury stock	57,500	57			68,943					69,000

Conversion of preferred stock to common stock	(57,500)	(57)	1,150,000	1,150	(68,943)	67,850				––

Issuance of common stock for cash			14,350,000	14,350		1,220,650		(500,000)		735,000

Issuance of common stock for services			1,550,000	1,550		134,450				136,000

Cancellation of common stock for debt service			(510,000)	(510)		(50,490)	51,000			––

Issuance of common stock for warrants			2,168,146	2,168		207,605				209,773

Conversion of debt for common stock			9,240,597	9,241		597,408				606,649

Grant of stock awards for services			3,600,000	3,600		324,110	(33,050)			294,660
						.
Grant of stock awards for services-officer			3,000,000	3,000		198,300	(198,300)			3,000
						.
Grant of stock options for services						608,450	(608,450)			––

Grant of stock options to officers/directors						195,600	(195,600)			––

Grant of stock warrants						7,760				7,760

Amortization of stock options							134,480			134,480

Amortization of stock awards							47,198			47,198

							3,225			3,225

Net loss									(2,454,984)	(2,454,984)

Balance, June 30, 2019	977,352	$978	204,807,879	$204,808	$1,599,036	$19,080,266	$(3,455,770)	$(500,000)	$(23,188,893)	$(6,259,575)

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended
	June 30, 2019	June 30, 2018
		As Restated
Cash flows from operating activities:
Net loss	$(3,997,971)	$(6,900,003)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	60,398	60,644
Stock compensation/stock option amortization	1,421,237	2,069,274
Discount amortization	(29,000)	2,620,000
Allowance for bad debt	––	236
Loss on extinguishment of debt	568,003	––
(Gain) loss on fair value adjustments	(103,888)	62,600
Loss on settlement	33,272	––
Debt accretion	72,867	362,283
Changes in operating assets and liabilities:
Decrease in trade and other receivables	––	2,859
(Increase) in prepaid expenses	(8,900)	(5,780)
(Increase) in deposits	(7,800)	––
Increase in accounts payable and accrued expenses	30,132	757,050
Increase in royalties payable	6,598	––
Increase in related party payables	411,908	376,892
Net cash used by operating activities	(1,543,153)	(593,945)

Cash flows from investing activities:
Purchase of professional equipment	(2,628)	––
Net cash used by investing activities	(2,628)	––

Cash flows from financing activities:
Proceeds from notes payable	220,000	––
Repayment of notes payable	(5,045)	(5,451)
Proceeds from convertible notes payable	556,780	782,000
Repayment of convertible notes payable	(65,000)	(50,000)
Repayment of debentures	(685,750)	––
Proceeds from issuance of preferred treasury shares	69,000	––
Proceeds from issuance of common shares	1,471,132	41,000
Net cash provided by financing activities	1,561,117	767,549

Net cash provided by continuing operations	15,336	173,604

Cash flows from discontinued operations:
Net cash used by operating activities	––	(134,510)
Net cash used by discontinued operations	––	(134,510)

Net increase (decrease) in cash	15,336	39,094

Cash - beginning of period	262	183

Cash - end of period	$15,598	$39,277

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$(29,000)	$2,620,000
Beneficial conversion feature of convertible promissory note	$––	$347,457
Fair value of stock warrants	$185,810	$697,500
Embedded conversion option of convertible promissory notes	$9,370	$850
Dividends paid in kind on preferred stock returned to treasury	$58,232	$––
Preferred stock returned to treasury for debt settlement	$100,000	$––
Conversion of accounts payable to convertible note payable	$20,000	$37,500
Conversion of accounts payable to related party convertible note payable	$20,000	$––
Conversion of convertible notes payable to common stock	$512,142	$48,114
Conversion of related party convertible notes payable to non-related party convertible notes payable	$––	$576,154
Conversion of related party payables to non-related party payables	$––	$42,356
Subscriptions receivable	$(500,000)	$(342)

SUPPLEMENTAL INFORMATION
Interest paid
Continuing operations	$44,375	$798
Discontinued operations	$––	$106
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Business Overview

The Company’s principal focus is on personalized patient care through remote healthcare services, behavioral health systems, and Point-of-Care (“POC”) diagnostic testing.  Parallax’s current family of companies that serve as the foundation for its cross-over business model of operations include:

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

●Behavioral Health Services

The BHS segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies in April 2017. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of June 30, 2019, the BHS segment had not yet begun full operations, generating limited test market sales.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $23,188,893, and a working capital deficit of $5,620,898, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will require additional financing in order to proceed with its plan of operations, including approximately $1,000,000 over the next 12 months to pay for its ongoing expenses. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

NOTE 2. RESTATEMENT

On October 18, 2019, the Company concluded that the previously issued audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017, should no longer be relied upon.  The Company reached its conclusion after consultation with its Audit Committee and a joint discussion with the Company’s independent registered public accounting firm.

The Company has restated its audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017, and interim periods, to reflect adjustments made in connection with the accounting treatment of certain convertible debt (the “Subject Debt”), warrants (the “Subject Warrants”), and convertible preferred stock (the “Subject Preferred Stock”). The adjustments resulted in material overstatements and understatements, the nature and impact of which are further described below.

Valuation of Convertible Debt and Warrant Liabilities:

The Company reviewed the accounting treatment of the Subject Debt, Subject Warrants, and Subject Preferred Stock, and concluded that it was not in accordance with U.S. generally accepted accounting principles.  Specifically, the Subject Debt, Subject Warrants and Subject Preferred Stock were not evaluated to determine the impact (if any) of 1) embedded conversion option; 2) beneficial conversion feature; 3) bifurcation; 4) derivative liability; and 5) fair value adjustments and other expenses thereto.  A third-party valuation was performed on the Subject Debt, Subject Warrants and Subject Preferred Stock, and the accounting treatment was determined.

The effects of the accounting treatment, all non-cash in nature, resulted in a restatement of convertible debentures and convertible notes payable, additional paid in capital, and accumulated deficit, and the establishment of a derivative liability, resulting in changes to total liabilities and total stockholders’ deficit on the consolidated balance sheets; and a restatement of general and administrative expenses, gain on extinguishment of debt, discount amortization, and interest expense, and the establishment of a loss on fair value adjustments, resulting in changes to net income (loss), net loss per share-basic, and net loss per share-diluted on the consolidated statements of operations; and the restatement of stock compensation/stock option expense, discount amortization, gain on extinguishment of debt, loss on fair value adjustments, debt accretion, and the increase in accounts payable and accrued expenses from operating activities on the consolidated statements of cash flows.  The following tables summarize the impacts on the Company’s consolidated financial statements as of and for the six months ended June 30, 2018, and the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively:

	June 30, 2018
	As Previously Reported	As Restated	Increase (Decrease)
CONSOLIDATED BALANCE SHEETS
Derivative liability, short-term	$––	$656,500	$656,500
Debentures, convertible	––	––	––
Debentures, convertible, related party	––	––	––
Notes payable, convertible, net of discount	688,705	108,237	(580,468)
Total current liabilities	5,459,948	5,535,980	76,032
Derivative liability, long-term	––	––	––
Debentures, convertible, net of unamortized discount	––	––	––
Total liabilities	33,152,999	33,229,031	76,032
Additional paid in capital - preferred	665,803	665,803	––
Additional paid in capital - common	8,561,553	8,945,849	384,296
Accumulated deficit	(41,049,230)	(41,509,558)	(460,328)
Total stockholders' deficit	(31,673,691)	(31,749,723)	76,032

CONSOLIDATED STATEMENTS OF OPERATIONS
General and administrative expenses	3,100.232	3,135,677	35,445
Operating loss	(3,100,750)	(3,136,195)	35,445
Gain on extinguishment of debt
Loss on fair value adjustments		(62,600)	62,600
Discount amortization
Interest expense, net of income	(718,925)	(1,081,208)	362,283
Total other income (expenses)	(3,338,925)	(3,763,808)	424,883
Net income (loss) - continuing operations	(6,439,675)	(6,900,003)	460,328
Net income (loss)	(7,357,846)	(7,818,174)	460,328
Net income (loss) per common share - continuing operations - basic	(0.045)	(0.048)	0.003
Net income (loss) per common share - continuing operations - diluted	(0.031)	(0.033)	0.002

CONSOLIDATED STATEMENTS OF CASH FLOWS
Net income (loss)	(6,439,675)	(6,900,003)	460,328
Stock compensation/stock option expense	2,033,829	2,069,274	35,445
Discount amortization	2,620,000	2,620,000	––
Gain on extinguishment of debt	––	––	––
Loss on fair value adjustments	––	62,600	62,600
Debt accretion	––	362,283	362,283
Increase in accounts payable and accrued expenses	757,050	757,050	––
Non-Cash Activities:
Discounts on long-term liabilities	2,620,000	2,620,000	––
Beneficial conversion feature of convertible promissory notes	––	347,457	347,457
Fair value of stock warrants	––	697,500	697,500
Embedded conversion option of convertible promissory notes	––	850	850
Supplemental Information:
Interest paid-continuing operations	42,653	42,653	––

	March 31, 2019			March 31, 2018			….
	As Previously Reported	As Restated	Increase (Decrease)	As Previously Reported	As Restated	Increase (Decrease)	….
CONSOLIDATED STATEMENTS OF OPERATIONS
General and administrative expenses	$1,456,288	$1,532,263	$75,975	$1,871,826	$1,871,826	$––
Operating loss	(1,410,409)	(1,486,384)	75,975	(1,872,474)	(1,872,474)	––
Gain on extinguishment of debt	––	30,919	30,919	––	––	––
Loss on fair value adjustments	––	68,002	68,002	––	––	––
Discount amortization	(130,420)	(8,000)	(122,420)	(1,285,000)	(1,285,000)	––
Interest expense, net of income	(100,014)	(114,252)	14,238	(323,149)	(323,149)	––
Total other income (expenses)	(263,706)	(56,603)	(108,182)	(1,608,149)	(1,608,149)	––
Net income (loss) - continuing operations	(1,674,115)	(1,542,987)	(32,207)	(3,480,623)	(3,480,623)	––
Net income (loss)	(1,674,115)	(1,542,987)	(32,207)	(3,727,134)	(3,727,134)	––
Net income (loss) per common share - continuing operations - basic	(0.010)	(0.009)	(0.001)	(0.024)	(0.024)	––
Net income (loss) per common share - continuing operations - diluted	(0.007)	(0.007)	––	(0.017)	(0.017)	––

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. As of June 30, 2019, and December 31, 2018, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of June 30, 2019, and December 31, 2018, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 6 for additional information about long-term debt.

•Derivatives of financial instruments:

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

•Embedded derivatives:

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

.

The following table represents the Company’s derivative financial instruments:

	June 30, 2019	December 31, 2018
Convertible debentures	$––	$23,925
Convertible promissory notes	2,140	––
Warrants	55,173	34,000
Total derivative liability	$57,313	$57,925

The following table represents the changes in the Company’s derivative financial instruments:

	June 30, 2019	December 31, 2018
Fair value of derivative liability, beginning	$57,925	$––
Increase in derivative liability-convertible promissory notes	9,370	60,350
Increase in derivative liability-warrants	105,000	623,900
Fair value adjustment-debentures	(8,296)	(2,500)
Fair value adjustment-convertible promissory notes	(9,370)	––
Fair value adjustment-warrants	(86,222)	126,375
Reclassification of warrant carrying value due to reset of exercise price	––	(750,200)
Reclassification to gain (loss) upon extinguished debt	(11,094)	––
Fair value of derivative liability, ending	$57,313	$57,925

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts due from customers.  Charges to bad debt are based on both historical write-offs and specifically identified receivables.

Property and Equipment

Property and equipment is comprised of office and computer equipment and software, furniture and fixtures, and leasehold improvements, recorded at cost and depreciated using the double declining balance method over the estimated useful lives of 5 to 7 years. Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. See Note 3 for additional information about property and equipment.

Intangible Assets

Product processes, patents and customer lists are amortized on a straight-line basis over their estimated useful lives between 4 and 20 years. Application development stage costs for significant internally developed software projects are capitalized and amortized on a straight-line basis over the useful life, between 2 and 5 years. Costs to extend and maintain patents and trademarks are charged directly to expense as incurred. See Note 5 for additional information about intangible assets.

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

Net Loss Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common stock equivalents. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible debt, convertible preferred shares and the exercise of the Company’s stock options and warrants.

Comprehensive Loss

As of June 30, 2019, and December 31, 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Revenue is measured based on a consideration specified in a contract with a customer, and excludes any amounts collected on behalf of third parties.

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

As of June 30, 2019, the Company has not yet filed its 2012 through 2018 annual corporate income tax returns.  Due to the Company’s recurring losses, it is anticipated that no corporate income taxes are due for these periods.

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

In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”), Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted.

In July 2018, the FASB issued ASU No. 2018-11 (“ASU 2018-11”), Leases (Topic 842), Targeted Improvements. ASU 2018-11 addresses certain issues in implementing ASU 2016-02, Leases, which was issued to increase transparency ad comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing transaction.  ASU 2018-11 clarifies 1) comparative reporting requirements for initial adoption; and 2) for lessors only, separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components. The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which is effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30, 2019	December 31, 2018
Computer equipment	$6,615	$3,987
Medical devices	45,194	45,194
Property and equipment, gross	51,809	49,181
Accumulated depreciation	(49,269)	(49,181)
Property and equipment, net	$2,540	$––

Depreciation expense was $88 and $0 for the three months ended June 30, 2019 and 2018, respectively, and was $88 and $0 for the six months then ended, respectively.

NOTE 5. OPERATING LEASES

The Company entered into a sub-lease agreement with PearTrack Security Systems, Inc. (“PearTrack”), whose principal is a related party, on December 1, 2017, for its headquarters in Santa Monica, California, with a monthly sub-lease payment of $5,600, on a month-to-month basis, consistent with the underlying lease between PearTrack and property owner. Due to the short-term nature of the sub-lease, the Company has elected to not recognize the operating lease asset and liability, and will expense the rent as incurred.

The Company entered into a sub-lease agreement with AI Assist, Inc. (“AI Assist”) on May 1, 2019, for certain office space located in New York, New York, with a monthly sub-lease payment of $8,900 for a term of fourteen (14) months, maturing June 30, 2020. The right-of-use present value of the sub-lease has been calculated as $118,585, utilizing an implied interest rate of 8%. The operating lease asset and liability will be amortized over the term of the lease.

During the three months and the six months ended June 30, 2019, respectively, the Company recognized $16,292 and $16,292 in amortization.  The present value of future lease payments at June 30, 2019, was $102,313.  As of June 30, 2019, the future minimum lease payments are as follows:

	2019	2020	Total
Operating lease minimum payments	$53,400	$53,400	$106,800
Less: amount treated as interest	3,263	1,224	4,487
Present value of minimum lease payments	$50,137	$52,176	$102,313

The total lease costs are summarized as follows:

	June 30, 2019	December 31, 2018
Operating lease costs	$17,800	$––
Short-term lease costs	34,160	73,351
Total lease costs	$51,960	$73,351

Lease costs were $34,600 and $17,360 for the three months ended June 30, 2019 and 2018, respectively, and were $51,960 and $36,757 for the six months then ended, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	June 30, 2019	December 31, 2018
Products and processes	$12,500	$12,500
Trademarks and patents / technology	150,700	150,700
Customer lists / relationships	30,000	30,000
Non-compete agreement	30,000	30,000
Marketing related	64,000	64,000
Software	510,300	510,300
Intangible assets, gross	797,500	797,500
Accumulated amortization	(278,775)	(218,465)
Intangible assets, net	$518,725	$579,035

Amortization expense for the three months ended June 30, 2019 and 2018, was $30,155 and $30,322, respectively, and for the six months ended June 30, 2019 and 2018, was $60,310 and $60,644, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	June 30, 2019	December 31, 2018
Accounts payable-vendors	$1,010,819	$830,590
Credit cards payable	42,552	42,552
Payroll taxes payable	80,134	78,608
Accrued interest	639,004	450,187
Accrued payroll and payroll taxes	513,055	402,053
Other liabilities	426,148	601,148
	2,711,712	2,405,138
Reserve-legal fees	85,000	250,000

Total accounts payable and accrued expenses	$2,796,712	$2,655,138

Payroll taxes payable includes $17,475 and $17,475 in penalties, and $5,729 and $4,202 in interest, related to unpaid payroll taxes as of June 30, 2019, and December 31, 2018, respectively.

Other liabilities consists of certain payroll tax liabilities in the amount of $426,148 and $601,148 owed as of June 30, 2019, and December 31, 2018, respectively, by the bankrupt entity, RoxSan Pharmacy, Inc., that were not discharged under California bankruptcy laws.  The Company has retained a tax resolution specialist to aid the Company in resolving the liability with the taxing agencies on behalf of RoxSan.

During the year ended December 31, 2018, accounts payable and accrued expenses was reduced by $341,606, resulting from the extinguishment of debt consisting of accounts payable-vendors in the amount of $284,714 and accrued interest in the amount of $56,892.

In 2018, the Company established a reserve for future legal fees to be incurred in connection with pending legal actions.  As of June 30, 2019, and December 31, 2018, respectively, the reserve balance was $85,000 and $250,000.

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2019	December 31, 2018
Short-term:
Debentures, convertible	$27,275	$724,903
Notes payable	220,000	––
Notes payable, convertible , net of unamortized discount	716,462	296,000
Total short-term	963,737	1,020,903

Long-term:
Debentures, convertible, net of unamortized discount	––	184,870
Note payable, convertible	720,154	720,154
Note payable-bank	23,950	28,995
Total long-term	744,104	934,019

Total notes and loans payable	$1,707,841	$1,954,922

Non-related party convertible debt consist of the following:

Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Convertible debentures:
Short-term	$27,275	10%	$––	$0.12	07/2019

Convertible promissory notes:
Short-term:
Lender Group A	120,000	12-20%	244,987	$0.10	05/2018
Lender Group B	505,462	12%	18,524	$0.10 to $.12	09/2019-04/2020
Investor Group A	91,000	10%	16,426	$0.10	09/2018
	716,462		279,937
Long-term:
The Kasper Group, Ltd.	144,000	7%	75,586	$0.10	10/2019
Joseph M. Redmond	576,154	5%	133,835	$0.10	07/2017
	$720,154		$209,421

Total convertible debt	$1,463,889		$489,348

During the six months ended June 30, 2019, the Company issued 12% convertible promissory notes in the aggregate principal sum of $585,000 (“Lender Group B”) for working capital, of which $556,780 in proceeds was disbursed to the Company after an original issue discount of $28,220. The notes bear interest at a rate of 12% per annum, mature six to twelve months from payment of disbursed proceeds, and contain a repayment provision to convert the debt into shares of the Company's common stock at conversion rates equal to the lower of 1) between $0.10 to $0.12 per share; or 2) at a discount of between 65% to 70% of the 2nd lowest trading prices during the twenty (20) trading days preceding the conversion date.  In addition, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five (5) years. The note was discounted for embedded conversion option of $9,370 and warrant fair value of $105,000, reclassified as derivative liabilities.

As of June 30, 2019, and December 31, 2018, respectively, short-term non-related party debt in the amount of $963,737 and $1,020,903 consists of $27,275 and $724,903 in convertible debentures; $220,000 and $0 in notes payable; and $716,462 and $296,000 in convertible notes payable.  During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, notes and debentures in the principal aggregate of $585,000 and $825,000 were issued; principal in the amount of $562,869 and $50,000, along with interest in the amount of $41,519 and $608, was repaid in cash; principal in the amount of $395,000 and $620,000, along with interest in the amount of $2,000 and $55,613, was converted to common stock; losses on extinguishment of debt of $403,234 and $105,320 were incurred; and debt accretion in the amount of $63,051 and $1,087,974, and interest in the amount of $137,715 and $270,142 was expensed. As of June 30, 2019, and December 31, 2018, respectively, a total of $279,937 and $185,741 in accrued interest remains, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of June 30, 2019, and December 31, 2018, respectively, long-term non-related party debt in the amount of $744,104 and $934,019 consists of $0 and $207,500 in convertible debentures, less unamortized discount of $0 and $22,630; $720,154 and $720,154 in convertible notes payable, of which $576,154 and $576,154 is related to pending litigation with a former executive (see Note 18), and subject to compromise; and $23,950 and $28,995 in notes payable to banks.  During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, debentures in the principal aggregate of $0 and $225,000 were issued; principal in the amount of $217,045 and $9,245, along with interest in the amount of $856 and $632 was repaid in cash; principal in the amount of $95,142 and $0 was converted to common stock; losses on extinguishment of debt of $206,230 and $0 were incurred; and debt accretion in the amount of $9,816 and $2,370, and interest in the amount of $20,303 and $739,383 was expensed.  As of June 30, 2019, and December 31, 2018, respectively, a total of $209,833 and $190,386 in accrued interest remains, and is included as an accrued expense on the accompanying consolidated balance sheet.

The future maturities of notes payable are summarized as follows:

Year	2020	2021	Total

Principal	$720,154	$23,950	$$744,104

During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, interest expense on non-related party notes and loans payable in the amount of $158,018 and $1,009,525 was expensed.  As of June 30, 2019, and December 31, 2018, respectively, a total of $489,770 and $376,127 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	June 30, 2019	December 31, 2018
Related party payables:
Accrued compensation	$1,101,143	$869,859
Cash advances	295,485	134,861
Total related party payables	1,396,628	1,004,720

Debentures, convertible	411,006	411,006

Notes payable, convertible, related party	511,100	491,100

Total related party transactions	$2,318,734	$1,906,826

Related party convertible debt consist of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price		Term/Due

Convertible promissory notes:
Huntington Chase, Beneficial Owner	$491,100	7%	$91,107	$0.10		12/2023
John Ogden, Director	20,000	10%	986	$0.10		12/2019
	$511,100		$92,093

Convertible debentures:
AvantGarde, LLC, Beneficial Owner	342,734	12%	47,649	$0.10	[1]	12/2021
Hamburg Investment Co., Beneficial Owner	68,272	12%	9,492	$0.10	[1]	12/2019
	411,006		57,141
Total convertible debt-related parties	$1,196,906		$149,234

[1] In July 2019, the debentures and accrued interest were converted into senior secured promissory notes (see Note 18).

As of June 30, 2019, and December 31, 2018, respectively, related parties are due a total of $2,318,734 and $1,906,826, consisting of $1,101,143 and $869,859 in accrued compensation owed to officers; $295,485 and $134,861 in accrued benefits and cash advances from officers and beneficial owners to the Company for operating expenses; $411,006 and $411,006 in convertible debentures; and $511,100 and $491,100 in convertible promissory notes.

During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, $627,784 and $1,371,446 in related party compensation was accrued, $396,500 and $510,500 was paid, and $0 and $450,000 was converted to preferred stock.  In June 2019, $575,132 of related party debt was purchased by non-related-parties (the “Proceeds”).  The Proceeds were collected on behalf of the related parties by the Company.  Of the $396,500 paid to related parties during the current period, $159,500 was Proceeds.  The remaining Proceeds of $415,632 were subsequently loaned to the Company by the related parties for operating expenses.

During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, $296,060 and $121,949 in benefits were accrued and cash advances were made to the Company by related parties for overhead requirements, of which $135,436 and $115,384 was paid/repaid to related parties.

During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, no principal payments of related party notes and debentures were made; premiums on related party debentures in the amount of $257,674 and $0 were charged; interest in the amount of $75,174 and $66,840 was expensed, of which $0 and $798 was paid to the note holders in cash; and $0 and $71,839 was converted to principal. As of June 30, 2019, and December 31, 2018, respectively, a total of $149,234 and $74,060 in accrued interest remains and is included as part of accrued expenses on the accompanying consolidated balance sheets.

In April 2019, the Company entered into an employment agreement with Mr. David Appell to serve as the Company’s Chief Operating Officer. The agreement commenced May 15, 2019, is for an initial term of two (2) years, and provides a base compensation of $250,000 year one, and $275,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 3,000,000 restricted common shares, valued at $201,300, for cash in the amount of $3,000, of which 25% vest immediately, and the remainder vest when certain earnings goals are met; as well as options granted to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options, valued at $195,600 using the Black-Scholes method, are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%. The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 2.21, risk free interest rate 2.15%, and dividend yield 0%.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On August 13, 2015, the Company issued a secured promissory note in the amount of $20,500,000 (the “Promissory Note”) in connection with the acquisition of RoxSan Pharmacy, Inc. (“RoxSan”). The Promissory Note bore interest at a rate of 6% per annum, and matured August 13, 2018 ("Maturity").  In September 2018, as part of the deconsolidation of RoxSan resulting from its Chapter 7 petition filed on May 14, 2018, management reevaluated the characteristics of the Promissory Note.  Included in the evaluation were the following considerations: 1) the related asset is no longer a part of the parent financial statements due to a loss of financial control; 2) the Company is currently in litigation as a result of material breaches by the note holder;  3) the Company has claims against the note holder for losses and damages directly related to the Promissory Note and its underlying assets; 4) there is a high likelihood that no obligation exists.  After careful consideration, management has determined that the current characteristics of the liability are contingent in nature, and the debt of $20,500,000 and related $2,278,281 in accrued interest was extinguished in 2018, resulting in a gain of $22,778,281.

On August 31, 2016, as part of the Company’s acquisition of 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property, the agreement provides for, among other things, the seller to receive up to $2,000,000 through a percentage of revenue generated from RPM business segment (“Revenue Share”), as well as a royalty of 3% (“Royalties”) of certain revenues generated from the Qolpom® intellectual property, as defined in the agreement.  As of June 30, 2019, and December 31, 2018, respectively, the present value of future Revenue Share was $422,000 and $430,000; and the present value of future Royalties was $295,598 and $310,000; and are included as part of long-term liabilities on the accompanying consolidated balance sheets.

On April 26, 2017, as part of the Company’s acquisition of certain intellectual property (“Intellectual Property”) from ProEventa, Inc (“ProEventa”), the agreement provides for, among other things, ProEventa to receive a revenue sharing cash earn-out of up to $3,000,000 to be derived from certain net revenue generated by the Company; as well as Royalties of 3% of certain revenues generated from the Intellectual Property, ending at such time as the Company has paid ProEventa $25,000,000, as defined in the agreement. As of June 30, 2019, and December 31, 2018, respectively, the present value of future Revenue Share was $1,189,000 and $1,040,000; the present value of future Royalties was $791,000 and $690,000, and $6,598 and $0 in Royalties payable on earned revenues was accrued.

NOTE 11. CONVERTIBLE PREFERRED STOCK

The total number of authorized shares of preferred stock that may be issued by the Company is 10,000,000 with a par value of $0.001 per share.

On March 31, 2019, in connection with the settlement agreement with Mr. Dave Engert, 36,339 shares of the Company’s Series A preferred stock held by Mr. Engert, with a book value of $100,000, were returned to treasury.  As a result, preferred paid in capital was reduced by $99,964. On April 1, 2019, dividends owed on the Series A preferred stock were paid in kind with the issuance and immediate return to treasury of 21,121 shares of Series A preferred stock, resulting in a total of 57,500 shares of Series A preferred stock held in treasury (the “Treasury Shares”).

On May 15, 2019, the 57,500 Treasury Shares were reissued for cash in the amount of $69,000.  Subsequently, the 57,500 shares of Series A preferred stock were converted into 1,150,000 shares of common stock at a ratio of 20 shares of common stock for each share of preferred stock held.

As of June 30, 2019, and December 31, 2018, respectively, the Company had 977,352 and 1,013,691 shares of preferred stock issued and outstanding.

NOTE 12. COMMON STOCK

On January 28, 2019, pursuant to a majority shareholder consent, the Company increased its authorized common stock from 250,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share.

During the six months ended June 30, 2019, 1,150,000 shares of the Company’s restricted common stock were issued in connection with the conversion of 57,500 shares of Series A preferred stock, valued at $69,000.  As a result, $67,850 was recorded to paid in capital.

During the six months ended June 30, 2019, 12,929,925 shares of the Company’s restricted common stock were issued in connection with the conversion of non-related party debt in the amount of $748,274.  As a result, $735,345 was recorded to paid in capital.

During the six months ended June 30, 2019, 6,316,667 shares of the Company’s restricted common stock were issued in connection with stock awards to non-related parties, valued at $652,710, including 500,000 shares valued at $33,550 for cash in the amount of $500, of which 25% vests immediately, and the remainder vest when certain trading prices are met. As a result, $33,050 was deferred, to be amortized over the vesting terms, and $646,392 was recorded to paid in capital.

During the six months ended June 30, 2019, 3,000,000 shares of the Company’s restricted common stock were issued in connection with a stock award to David Appell, the company’s Chief Operating Officer, valued at $201,300 for cash in the amount of $3,000, of which 25% vests immediately, and the remainder vest when certain earnings goals are met. As  a result, $198,300 was deferred, to be amortized over the vesting terms, and $198,300 was recorded to paid in capital.

During the six months ended June 30, 2019, 7,500,000 shares of the Company’s restricted common stock were issued in connection with a Simple Agreement Future Equity (“SAFE”) offering for cash in the amount of $735,000 and services valued at $15,000.  As a result, $742,500 was recorded to paid in capital.

During the six months ended June 30, 2019, 2,168,146 shares of the Company’s restricted common stock were issued, valued at $240,040, in connection with the retirement of 4,550,000 warrants.  As a result, $237,972 was recorded to paid in capital.

During the six months ended June 30, 2019, 1,400,000 shares of the Company’s restricted common stock were issued in connection with services valued at $121,000.  As a result, $119,600 was recorded to paid in capital.

During the six months ended June 30, 2019, 230,000 shares of the Company’s common stock were issued in connection with debt and debt service in the amount of $23,000.  As a result, $22,770 was recorded to paid in capital.

During the six months ended June 30, 2019, in connection with an equity funding, 6,000,000 shares of the Company’s restricted common stock was issued for cash in the amount of $500,000, with a subscription for an additional 6,000,000 shares to be issued for an additional $500,000 upon the effectiveness of the Company’s recently filed registration statement. As a result, $500,000 was recorded to subscription receivable, and $494,000 was recorded to paid in capital.

During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, a total of 46,694,738 and 21,358,611 shares of the Company’s common stock were issued.  As of June 30, 2019 and December 31, 2018, respectively, the Company had 204,807,879 and 158,113,141 common shares issued and outstanding.

Restricted Stock Awards

During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, 3,730,000 and 3,660,000 restricted stock awards were granted, valued at $254,350 and $434,000; and 1,654,270 and 6,827,368 restricted stock awards vested, for which $171,555 and $1,095,193 in deferred stock compensation was expensed. As of June 30, 2019 and December 31, 2018, respectively, there remains 7,963,925 and 5,888,195 shares to be vested, and $1,231,604 and $1,148,809 in deferred stock compensation to be expensed over the next eighteen (18) months.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2017	9,055,563	$1,810,002
Granted	3,660,000	434,000
Vested	(6,827,368)	(1,095,193)
Outstanding at December 31, 2018	5,888,195	1,148,809
Granted	3,730,000	254,350
Vested	(1,654,270)	(171,555)
Outstanding at June 30, 2019	7,963,925	$1,231,604

NOTE 13. WARRANTS AND OPTIONS

As of June 30, 2019, and December 31, 2018, respectively, the Company had 32,782,500 and 21,232,500 warrants, and 28,060,000 and 18,060,000 options, issued and outstanding.

During the six months and the year ended June 30, 2019 and December 31, 2018, respectively, 16,700,000 and 14,077,500 warrants were granted, 4,850,000 and 0 were retired, and 300,000 and 100,000 expired.  The warrants carry an exercise price of between $0.001 to $0.60 per share, and expire between 2020 to 2024, and were valued at $80,510 and $851,610, using the Black-Scholes method. The assumptions used in valuing the warrants were: expected term between 2 to 5 years; expected volatility 40% to 45%; risk free interest rate between 1.16% to 2.91%; and a dividend yield of 0%.  A total of $0 and $113,210 in deferred stock warrant compensation was recorded, and $86,960 and $73,370 was expensed during the six months and the year ended June 30, 2019, and December 31, 2018, respectively.  There remains $92,470 and $98,920 in deferred compensation as of June 30, 2019, and December 31, 2018, respectively, to be expensed over the next twelve (12) months.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.001	300,000	4.00	$300	$0.17
$0.01	75,000	1.50	750	$0.18
$0.10	62,500	3.75	6,250	$0.29
$0.10	250,000	2.00	25,000	$0.19
$0.10	4,877,500	1.75	487,750	$0.21
$0.10	250,000	1.25	25,000	$0.32
$0.15	600,000	4.75	90,000	$0.19
$0.15	1,000,000	1.50	150,000	$0.28
$0.17	62,500	3.75	10,625	$0.29
$0.18	62,500	3.75	11,250	$0.29
$0.20	2,600,000	4.75	520,000	$0.19
$0.21	62,500	3.75	13,125	$0.29
$0.21	100,000	1.25	21,000	$0.34
$0.25	3,750,000	4.75	937,500	$0.19
$0.25	3,250,000	2.25	812,500	$0.18
$0.25	9,750,000	1.75	2,437,500	$0.19
$0.25	475,000	1.50	118,750	$0.27
$0.25	3,255,000	1.25	813,750	$0.32
$0.25	1,500,000	1.00	375,000	$0.39
$0.35	250,000	1.25	87,500	$0.32
$0.60	250,000	1.25	150,000	$0.34
	32,782,500		$7,093,550	$0.21

		Weighted
Warrant Activity	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2018	21,232,500	$0.18
Issued	16,700,000	$0.20
Exercised	––	––
Retired / Cancelled	(4,850,000)	$0.22
Expired / Forfeited	(300,000)	$0.18
Outstanding at June 30, 2019	32,782,500	$0.21

During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, 10,000,000 and 6,000,000 stock options were granted, which vest periodically over a two (2) year period, are exercisable for a period of between 3 to 5 years at an exercise price of between $0.05 to $0.60 per share, and were valued at $900,150 and $833,700 using the Black-Scholes method. The assumptions used in valuing the options were: expected term between 3.00 to 4.75 years; expected volatility between 1.78 to 2.29; risk free interest rate of between 1.69% to 2.78%; and a dividend yield of 0%.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	90,000	3.00	$4,500	$0.14
$0.05	1,140,000	2.75	57,000	$0.09
$0.05	100,000	2.25	5,000	$0.08
$0.05	60,000	1.50	3,000	$0.06
$0.05	170,000	1.25	8,500	$0.12
$0.09	5,500,000	3.00	467,500	$0.20
$0.10	500,000	1.25	50,000	$0.14
$0.10	250,000	0.25	25,000	$0.06
$0.15	1,000,000	1.25	150,000	$0.14
$0.25	3,500,000	4.75	875,000	$0.23
$0.25	1,000,000	4.50	250,000	$0.20
$0.25	5,000,000	3.75	1,250,000	$0.16
$0.25	7,000,000	3.00	1,750,000	$0.16
$0.25	1,000,000	1.25	250,000	$0.15
$0.25	1,000,000	0.75	250,000	$0.10
$0.25	250,000	0.25	62,500	$0.06
$0.35	250,000	0.25	87,500	$0.07
$0.60	250,000	0.25	150,000	$0.08
	28,060,000		$5,695,500	$0.20

		Weighted
Options Activity	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2018	18,060,000	$0.23
Issued	10,000,000	$0.22
Exercised	––	––
Expired / Forfeited	––	––
Outstanding at June 30, 2019	28,060,000	$0.20

During the six months and the year ended June 30, 2019, and December 31, 2018, respectively, 10,000,000 and 6,000,000 options were issued, 0 and 1,973,189 options were exercised, 0 and 1,000,000 options expired, and 0 and 5,641,811 options were forfeited. A total of $900,150 and $649,327 in deferred stock option compensation was recorded, net of forfeitures, and $163,922 and $572,870 was expensed during the six months and the year ended June 30, 2019, and December 31, 2018, respectively.  There remains $2,131,696 and $1,395,466 in deferred compensation as of June 30, 2019, and December 31, 2018, respectively, to be expensed over the next 18 months.

NOTE 14. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at June 30, 2019, and December 31, 2018, was as follows:

	June 30, 2019	December 31, 2018

Income (loss) before taxes	$(3,997,971)	$15,608,209
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	(1,050,700)	4,781,700

Effect of release of net operating loss carryforwards	(927,100)	(2,417,700)

Tax effect of non-deductible expenses:
Gain on extinguishment of debt-principal	––	(6,124,000)
Stock compensation/amortization of stock options	398,100	1,048,500
Discount amortization	130,900	837,000
Other	1,600	1,500
Total tax effect of non-deductible expenses	530,600	(4,237,000)

Change in valuation allowance	1,447,200	(1,873,000)

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

The significant components of deferred income tax assets and liabilities at June 30, 2019, and December 31, 2018, are as follows:

	June 30, 2019	December 31, 2018

Net operating loss carried forward	$1,361,400	$––
Bad debt allowance	––	––
Officers’ accrued compensation	308,100	243,400
Accrued related party interest	41,800	20,700
Valuation allowance	(1,711,300)	(264,100)

Net deferred income tax asset	$––	$––

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

Tax Year	Net Operating Loss	Expires

2016	$442,900	2036
2017	2,115,400	2037
2018	548,900	No Expiration
2019 to date	1,758,100	No Expiration

Total	$4,865,300

As at June 30, 2019, the Company had approximately $4,865,300 of federal net operating losses, of which $2,307,000 have no expiration date. The Company is open to examinations for the tax year 2011 through the current tax year.

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

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable. During the six months ended June 30, 2019, the company has made payments on behalf of RoxSan to the taxing agencies in the amount of $175,000.  As of June 30, 2019, $426,148 in Trust Fund Taxes remains outstanding. The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability (Note 6).

As a result of the loss of financial control of RoxSan, the Company derecognized the subsidiary effective May 14, 2018. The derecognition resulted in a gain of $4,478,268.  The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

The results of the discontinued operations of RoxSan Pharmacy, Inc. for the three and six months ending June 30, 2018, are summarized as follows:

	June 30, 2018
	Three months ended	Six months ended

Revenue	$––	$––
Cost of sales	––	––
Gross profit	––	––
Sales, marketing and pharmacy expenses	69,553	194,890
General and administrative expenses	566,417	666,000
Operating loss	(635,970)	(860,890)
Loss on disposal of assets	(10,000)	(10,000)
Interest expense	(25,690)	(47,281)
Net loss from discontinued operations	$(671,660)	$(918,171)

NOTE 16. SEGMENT REPORTING

The Company has the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Diagnostics/Corporate (DCS).  See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Remote Care Segment	Behavioral Health Segment	Diagnostics/ Corporate Segment	Discontinued Operations	Consolidated Totals

June 30, 2019
Revenue	$990	$50,900	$––	$––	$51,890
Gross profit (loss)	(330)	43,248	––	––	42,918
Operating loss	(143,159)	(66,889)	(3,012,130)	––	(3,222,179)
Depreciation and amortization	4,598	54,880	920	––	60,398
Interest expense	1,527	––	305,878	––	307,405
Gain (loss) on fair value adjustments	––	––	103,888	––	103,888
Loss on extinguishment of debt	––	––	(568,003)	––	(568,003)
Loss on settlement	––	––	(33,272)	––	(33,272)
Discount amortization	(29,000)	––	––	––	(29,000)
Total assets	909,337	384,687	146,912	––	1,440,936
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	2,628	––	2,628

June 30, 2018
Revenue	8,859	900	––	––	9,759
Gross profit (loss)	(1,418)	900	––	––	(518)
Operating loss	(143,421)	(94,274)	(2,898,500)	––	(3,136,195)
Depreciation and amortization	4,932	54,880	832	––	60,644
Interest expense	1,449	––	1,079,759	––	1,081,208
Loss on extinguishment of debt	––	––	(62,600)	––	(62,600)
Discount amortization	70,000	––	2,550,000	––	2,620,000
Discontinued operations	––	––	––	(918,171)	(918,171)
Total assets	929,625	494,447	55,236	––	1,479,308
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	––	––	––

NOTE 17. LEGAL MATTERS

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

On October 8, 2018, a settlement was reached between Mr. Engert and the Company (the “Settlement”). The Settlement includes, among other things, a cash payment to Mr. Engert in the amount of $139,000, and the cancellation of all of Mr. Engert’s equity holdings in the Company, including preferred shares (see Note 11).  The Settlement resulted in a net loss to the Company of $33,272. On April 10, 2019, a stipulation for dismissal was filed, and the matter has been fully resolved.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2019, through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure, except for the following:

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

On July 25, 2019, the related party convertible debentures in the principal sum of $428,132, plus premiums of $261,604 and accrued interest of $68.926, were converted to Senior Secured Promissory Notes (the “Senior Notes”) in the aggregate principal of $759,446.  The Senior Notes bear interest at a rate of 8% per annum, with payments of $126,152 plus interest accrued thereon due December 31, 2019; $300,000 due December 31, 2020; and the remaining principal and accrued interest due December 31, 2021.  In addition, as part of the commitment to extend the debt, the noteholders were issued an aggregate of 1,380,811 shares of the Company’s restricted Common Stock, valued at $131,315, as well as warrants to purchase an aggregate of 2,528,413 shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.10461.

In August 2019, the Company amended the private placement equity offering (the “Offering”) previously established in March 2019.  The revised Offering is for the purchase of the 31,875,000 shares, or a maximum of $3,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.10 per share, with a minimum total Offering of $2,000,000, and a minimum investment of 200,000 shares, or $20,000.  Prior to the Offering, the Company sold $1,125,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering, which included an aggregate of $375,000 in SAFE shares to be issued to three of the Company’s executive officers for the reduction of accrued officer compensation.  The SAFE Units were sold at a 20% discount of the offering Unit price of $0.10, and are not a part of, nor reduce, the $2,000,000 minimum. The initial closing will occur on a date set by the Company in its discretion.  The Company may sell Units in one or more closings.

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

●Behavioral Health Services

The BHS segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of June 30, 2019, the BHS segment had not yet begun full operations, generating limited test market sales.

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

In April 2019, the Company entered into an employment agreement with Mr. David Appell to serve as the Company’s Chief Operating Officer. The agreement commenced May 15, 2019, is for an initial term of two (2) years, and provides a base compensation of $250,000 year one, and $275,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 3,000,000 restricted common shares, valued at $201,300, for cash in the amount of $3,000, of which 25% vest immediately, and the remainder vest when certain earnings goals are met; as well as options granted to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options, valued at $195,600 using the Black-Scholes method, are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%. The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 2.21, risk free interest rate 2.15%, and dividend yield 0%.

In May 2019, the Company established a second location at 28 West 36th Street, 8th Floor, New York, NY 10018.

In June 2019, the Company filed a Registration Statement on form S-1 for the registration of 33,361,321 shares of common stock.  On July 1, 2019, the Company received a letter from the SEC with comments and questions in relation to the filing, and on July 29, 2019 the Company filed an amended S-1 and responses to the SEC inquiries.  The Company received a second SEC comment letter dated August 8, 2019, and is preparing a response and amendment to its S-1.

In June 2019, pursuant to a resolution of the board of directors, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”), wherein forty million (40,000,000) shares of the Company’s restricted Common Stock were reserved for issuance. The 2019 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2019 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options.  On June 17, 2019, the Company filed a Registration Statement on form S-1 for the registration of shares reserved under the 2019 Plan.

In August 2019, the Company amended the private placement equity offering (the “Offering”) previously established in March 2019.  The revised Offering is for the purchase of the 31.875,000 shares, or a maximum of $3,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.10 per share, with a minimum total Offering of $2,000,000, and a minimum investment of 200,000 shares, or $20,000.  Prior to the Offering, the Company sold $1,125,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering, which included an aggregate of $375,000 in SAFE shares to be issued to three of the Company’s executive officers for the reduction of accrued officer compensation.  The SAFE Units were sold at a 20% discount of the offering Unit price of $0.10, and are not a part of, nor reduce, the $2,000,000 minimum. The initial closing will occur on a date set by the Company in its discretion.  The Company may sell Units in one or more closings.

NOTE: The financial information of Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., and Parallax Behavioral Health, Inc., is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of June 30, 2019, the Company had total assets of $1,440,936 compared with total assets of $1,364,357 at December 31, 2018. The increase in total assets of $76,579 is attributable to an increase in cash of $15,336, an increase in prepaid expenses of $8,900, an increase in operating lease asset of $102,313, an increase in property and equipment of $2,628, $88 of depreciation related to property and equipment, $60,310 of amortization related to intangible assets, and an increase in deposits of $7,800.

As of June 30, 2019, the Company had total liabilities of $7,700,511 compared with total liabilities of $7,314,811 at December 31, 2018. The increase in total liabilities of $385,700 is attributable to an increase in accounts payable and accrued expenses of $141,574, an increase in operating lease liability of $102,313, an increase in short-term derivative liability of $33,388, a decrease in short-term debentures of $697,628,, an increase in notes payable of $220,000, an increase in convertible notes payable of $420,462, an increase in related party convertible notes payable of $20,000, an increase in related party payables of $391,908, a decrease in license fees payable of $8,000, a decrease in royalties payable of $14,402, a decrease in long-term derivative liability of $34,000, a decrease in long-term debentures, net of unamortized discount, of $184,870, and a decrease in notes payable to bank of $5,045.

Results of Operations

The three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018.

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$900	$4,869	$51,890	$9,759
Cost of sales	$3,861	$4,739	$8,972	$10,277
Gross profit (loss)	$(2,961)	$130	$42,918	$(518)
General and administrative expenses	$1,732,834	$1,263,851	$3,265,097	$3,135,677
Operating loss	$(1,735,795)	$(1,263,721)	$(3,222,179)	$(3,136,195)
Gain (loss) on fair value adjustments	$35,886	$(62,600)	$103,888	$(62,600)
Loss on extinguishment of debt	$(598,922)	$––	$(568,003)	$––
Loss on settlements	$––	$––	$(33,272)	$––
Discount amortization	$37,000)	$(1,335,000)	$29,000	$(2,620,000)
Interest expense	$(193,153)	$(758,059)	$(307,405)	$(1,081,208)
Net loss – continuing operations	$(2,454,984)	$(3,419,380)	$(3,997,971)	$(6,900,003)
Net loss – discontinued operations	$––	$(671,660)	$––	$(918,171)
Net loss	$(2,454,984)	$(4,091,040)	$(3,997,971)	$(7,818,174)

Revenue

Revenue in the amount of $900 for the three months ended June 30, 2019, consists of subscription fees related to its behavioral health services in the amount of $900.

Revenue in the amount of $4,869 for the three months ended June 30, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $4,419, and subscription fees related to its behavioral health services in the amount of $450.

Revenue in the amount of $51,890 for the six months ended June 30, 2019, consists of license fees of $50,000 related to behavioral health software, contract fees related to the Company’s remote health care systems in the amount of $990, and subscription fees related to its behavioral health services in the amount of $900.

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

Cost of sales

Costs of sales in the amount of $3,861 for the three months ended June 30, 2019, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $4,739 for three months ended June 30, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $8,972 for the six months ended June 30, 2019, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $10,277 for six months ended June 30, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

The Company has not yet fully launched the medical diagnostics and testing activities of the Company’s Connected Health division.

General and Administrative Expenses

	For the three months ended		For the six months ended		Variances
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	3-month	6-month
Legal, accounting, and management services	$477,992	$356,268	$1,075,405	$758,134	$121,724	$317,271
Stock compensation/stock option amortization	866,463	736,392	1,421,237	2,069,274	130,071	(648,037)
Salaries, fees, taxes and benefits	140,508	17,877	292,932	87,525	122,631	205,407
Depreciation and amortization	30,243	30,322	60,398	60,644	(79)	(246)
Rent expense-office	34,600	17,360	51,960	36,757	17,240	15,203
Travel, meals and entertainment	25,064	25,566	36,190	27,006	(502)	9,184
Office supplies and miscellaneous expenses	157,964	80,066	326,975	96,337	77,898	230,638
Total general and administrative expenses	$1,732,834	$1,263,851	$3,265,097	$3,135,677	$468,983	$129,420

General and administrative expenses in the amount of $1,732,834 for the three months ended June 30, 2019, were comprised of $477,992 in legal, accounting and management fees, $866,463 in stock compensation/stock option amortization, $140,508 in salaries, fees and related taxes and benefits, $30,243 in depreciation and amortization, $34,600 in rent expense, $25,064 in travel, meals and entertainment, and $157,964 in office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,263,851 for the three months ended June 30, 2018, were comprised of $356,268 in legal, accounting and management fees, $736,392 in stock compensation/stock option amortization, $17,877 in salaries, fees and related taxes and benefits, $30,322 in depreciation and amortization, $17,360 in rent expense, $25,566 in travel, meals and entertainment, and $80,066 in office overhead and other general and administrative expenses.

General and administrative expenses of $1,732,834 for the three months ended June 30, 2019 as compared to $1,263,851 for the three months ended June 30, 2018, resulted in an increase in general and administrative expenses of $468,983. The increase in in general and administrative expenses of $468,983 was attributable to the following items:

●an increase in legal, accounting and management fees of $121,724, due to an increase in legal fees of $49,362; a decrease in accounting and audit fees of $16,590; and an increase in management fees of $52,952 primarily resulting from the addition of Chief Operating Officer, as well as director compensation effective January 2019; and an increase in professional fees of $36,000 primarily related to investor relations and private placement due diligence; and

●an increase in stock compensation/stock option amortization of $130,071 primarily due to a decrease in amortization expense of $225,637 resulting from stock options granted in prior years; amortization expense of $79,213 resulting from stock options granted in the current period; a decrease in deferred stock compensation amortization of $57,043 resulting from stock awards granted in prior years; and stock compensation amortization of $129,063 resulting from stock awards granted in the current period; and a decrease in stock compensation expense of $469,325 resulting from stock awards granted in prior years; and stock compensation expense of $673,800 for stock awards granted in the current period; and

●an increase in salaries and fees, and related taxes and benefits of $122,631, primarily due to an increase in accrued staff salaries of $20,754, an increase in related accrued payroll taxes of $41,127; a decrease in accrued benefits of $24,000; and an increase in miscellaneous fees for outside services in the amount of $84,750 resulting from additional contracted services; and

●a decrease in depreciation and amortization of $79, primarily due to fully depreciated/amortized assets; and

●an increase in rent expense of $17,240 primarily due to additional office space leased in the current period; and

●a decrease in travel, meals and entertainment of $502, primarily due to a decrease in travel costs of $3,743; and an increase meals and entertainment of $3,241; and

●an increase in office supplies and miscellaneous expenses of $77,898, due to increases in automobile expenses and allowances of $14,795, computer and internet expenses of $2,929, insurance expense and allowances of $22,805, marketing expense of $69,900, publicity and promotion of $7,552, office expense of $3,141, royalties of $3,898, and telephone of  $1,879; and decreases in product development costs of $22,978, storage and moving of $22,343, and other general office expenses of $3,680.

General and administrative expenses in the amount of $3,265,097 for the six months ended June 30, 2019, were comprised of $1,075,405 in legal, accounting and management fees, $1,421,237 in stock compensation/stock option amortization, $292,932 in salaries, fees and related taxes and benefits, $60,398 in depreciation and amortization, $51,960 in rent expense, $36,190 in travel, meals and entertainment, and $326,975 in office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $3,135,677 for the six months ended June 30, 2018, were comprised of $758,134 in legal, accounting and management fees, $2,069,274 in stock compensation/stock option amortization, $87,525 in salaries, fees and related taxes and benefits, $60,644 in depreciation and amortization, $36,757 in rent expense, $27,006 in travel, meals and entertainment, and $96,337 in office overhead and other general and administrative expenses.

General and administrative expenses of $3,265,097 for the six months ended June 30, 2019 as compared to $3,135,677 for the six months ended June 30, 2018, resulted in an increase in general and administrative expenses for the current period of $129,420. The increase in in general and administrative expenses of $129,420 was attributable to the following items:

●an increase in legal, accounting and management fees of $317,271, due to an increase in legal fees of $60,086; a decrease in accounting and audit fees of $5,107; and an increase in management fees of $88,102 primarily resulting from the addition of Chief Operating Officer, as well as director compensation effective January 2019; and an increase in professional fees of $174,190 primarily related to investor relations and private placement due diligence; and

●a decrease in stock compensation/stock option amortization of $648,037 primarily due to a decrease in amortization expense of $272,803 resulting from stock options granted in prior years; amortization expense of $100,588 resulting from stock options granted in the current period; a decrease in deferred stock compensation amortization of $169,135 resulting from stock awards granted in prior years; and stock compensation amortization of $153,088 resulting from stock awards granted in the current period; and a decrease in stock compensation expense of $1,458,575 resulting from stock awards granted in prior years; and stock compensation expense of $998,800 for stock awards granted in the current period; and

●an increase in salaries and fees, and related taxes and benefits of $205,407, primarily due to an increase in accrued staff salaries of $8,075, an increase in related accrued payroll taxes of $62,652; a decrease in accrued benefits of $21,070 resulting from changes in benefits; and an increase in miscellaneous fees for outside services in the amount of $155,750 resulting from additional contracted services; and

●a decrease in depreciation and amortization of $246, primarily due to fully depreciated/amortized assets; and

●an increase in rent expense of $15,203 primarily due to additional office space leased in the current period; and

●an increase in travel, meals and entertainment of $9,184, primarily due to an increase in travel costs of $3,170; and an increase meals and entertainment of $6,014; and

●an increase in office supplies and miscellaneous expenses of $230,638, due to an increase in automobile expenses and allowances of $59,256, computer and internet expenses of $6,653, transfer agent costs of $6,225, insurance expense of $22,013, marketing and publicity of $135,522, office expense of $4,467, repairs and maintenance of $8,150, royalties of $6,598, taxes, licenses and permits of $7,705, and telephone expense of $4,045; and decreases in product development and patent costs of $3,335, storage and moving of $22,596, and other general office expenses of $4,065.

Net Loss

During the six months ended June 30, 2019, the Company generated a net loss from continuing operations of $3,997,971, compared with a net loss from continuing operations of $6,900,003 for the six months ended June 30, 2018. The decrease in net loss from continuing operations of $2,902,032 is primarily attributable to an increase in revenue of $42,131, a decrease in cost of goods sold of $1,305, an increase in general and administrative expenses of $129,420, an increase in gain on fair value adjustments of $166,488, an increase in loss on extinguishment of debt of $568,003, a loss on settlement of $33,272, a decrease in discount amortization of $2,649,000, and a decrease in interest expense of $773,803.

Liquidity and Capital Resources

Working Capital			Increase
	At June 30, 2019	At December 31, 2018	(Decrease)
Current Assets	$126,811	$262	$126,549
Current Liabilities	5,747,709	5,115,692	632,017
Working Capital (Deficit)	$(5,620,898)	$(5,115,430)	$(505,468)

As of June 30, 2019, the Company had cash in the amount of $15,598 compared to $262 as of December 31, 2018.

The Company had a working capital deficit of $5,620,898 as of June 30, 2019, compared to a working capital deficit of $5,115,430 as of December 31, 2018. The increase in working capital deficit of $505,468 is primarily attributable to an increase in cash of $15,336, an increase prepaid expenses of $8,900, an increase in operating lease asset of $102,313, an increase in accounts payable and accrued expenses of $141,574, an increase in operating lease liability of $102,313.an increase in short-term derivative liability of $33,388, a decrease in convertible debentures of $697,628, an increase in notes payable of $220,000, an increase in convertible notes payable of $420,462, an increase in related party convertible notes payable of $20,000, and an increase in related party payables of $391,908.

Cash Flows	For the six months ended		Increase
	June 30, 2019	June 30, 2018	(Decrease)
Net cash used by operating activities	$(1,543,153)	$(593,945)	$(949,208)
Net cash used by investing activities	(2,628)	––	(2,628)
Net cash used by financing activities	1,561,117	767,549	793,568
Net cash provided by continuing operations	15,336	173,604	(158,238)
Net cash used by discontinued operations	––	(134,510)	134,510
Increase (decrease) in cash	$15,336	$39,094	$(23,758)

Cash Flows from Operating Activities

During the six months ended June 30, 2019, the Company used $1,543,153 of cash for operating activities compared with $593,945 for the six months ended June 30, 2018. The increase in cash used by operating activities of $949,208 is primarily attributable to a decrease in the net loss of $2,902,032; increases in loss on extinguishment of debt of $568,003, and loss on settlement of $33,272; decreases in depreciation and amortization of $246, stock compensation/stock option amortization of $648,037, discount amortization of $2,649,000, allowance for bad debt of $236, fair value adjustments of $166,488, and debt accretion of $289,416; increases in the changes in royalties payable of $6,598, and related party payables of $35,016; and decreases in the changes in accounts receivable of $2,859, prepaid expenses of $3,120, deposits of $7,800, and accounts payable and accrued expenses of $726,927.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, the Company used $2,628 of cash flow from investing activities compared to $0 for the six months ended June 30, 2018.  The increase in cash used by investing activities is attributable to the purchase of computer equipment in the current period.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, the Company was provided with $1,561,117 of cash flow from financing activities, compared with $767,549 for the six months ended June 30, 2018.  The increase in cash flows provided by financing activities of $793,568 is attributable to an increase in proceeds from notes payable of $220,000, a decrease in repayments of notes payable of $406, a decrease in proceeds from convertible notes payable of $225,220, an increase in repayments of convertible notes payable of $15,000, an increase in repayments of debentures of $685,750, an increase in proceeds from the issuance of preferred treasury shares of $69,000, and an increase in proceeds from the issuance of common stock of $1,430,132.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, net revenues generated from the sale and licensing of its remote healthcare products and services.

During the six months ended June 30, 2019, the Company received $1,471,132 and $69,000 in funds from the issuance common shares and preferred shares, respectively, compared to $41,000 and $0 during the six months ended June 30, 2018.

As of June 30, 2019, related parties are due a total of $2,318,734, consisting of $1,101,143 in accrued compensation owed to officers; $295,485 in accrued benefits and cash advances from officers and beneficial owners to the Company for operating expenses; $411,006 in convertible debentures; and $511,100 in convertible promissory notes.

During the six months ended June 30, 2019, $627,784 in related party compensation was accrued, and $396,500 was paid.  In June 2019, $575,132 of related party debt was purchased by non-related-parties (the “Proceeds”).  The Proceeds were collected on behalf of the related parties by the Company.  Of the $396,500 paid to related parties during the current period, $159,500 was Proceeds.  The remaining Proceeds of $415,632 were subsequently loaned to the Company by the related parties for operating expenses.

During the six months ended June 30, 2019, $296,060 in benefits were accrued and cash advances were made to the Company by related parties for overhead requirements, of which $135,436 was paid/repaid to related parties.

During the six months ended June 30, 2019, no principal payments of related party notes and debentures were made, premiums on related party debentures in the amount of $257,674 were charged, and interest in the amount of $75,174 was expensed. As of June 30, 2019, a total of $149,234 in accrued interest remains.

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

The Company will require additional financing in order to proceed with its plan of operations, including approximately $1,000,000 over the next 12 months to pay for its ongoing expenses. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

In August 2019, the Company amended the private placement equity offering (the “Offering”) previously established in March 2019.  The revised Offering is for the purchase of the 31,875,000 shares, or a maximum of $3,000,000, in Common Stock, plus equal Warrants at an exercise price of $0.25 per share for a term of three (3) years (the Common Stock and the Warrants together, the “Units”).  The Offering provides for, among other thing, the purchase of the Units at a price of $0.10 per share, with a minimum total Offering of $2,000,000, and a minimum investment of 200,000 shares, or $20,000.  Prior to the Offering, the Company sold $1,125,000 in Units through a Simple Agreement Future Equity (“SAFE”) offering, which included an aggregate of $375,000 in SAFE shares to be issued to three of the Company’s executive officers for the reduction of accrued officer compensation.  The SAFE Units were sold at a 20% discount of the offering Unit price of $0.10, and are not a part of, nor reduce, the $2,000,000 minimum. The initial closing will occur on a date set by the Company in its discretion.  The Company may sell Units in one or more closings.

The Company retained Maxim Group, LLC to serve as its placement agent for the Offering. The Company has agreed to pay the placement agent a placement fee equal to 6% of the aggregate gross proceeds raised in the Offering and warrants exercisable for a term of five years to purchase 6% of the number of shares of common stock included in the Units sold in the Offering at an exercise price of $0.10 per share.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $23,188,893, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2019, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six-month period ended June 30, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Compensation Committee

The  Company established a compensation committee of the Board comprised of John L. Ogden and E. William “Bill” Withrow Jr (Chair).  The compensation committee oversees and determines the compensation of Parallax’s Chief Executive Officer and other executive officers, including salaries, bonuses, grants of stock options and other forms of equity-based compensation, approves all employment and severance agreements for executive officers, approves significant changes to benefit plans and performs such other functions as the Board may direct.  The compensation committee also approves all other agreements containing compensation and services rendered, such as consulting and other compensatory agreements, and administers the Company’s stock incentive plans and make recommendations to the Board concerning any director compensation plan.

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

On April 5, 2019, in connection with a certain services agreement, the Company issued 600,000 shares of its restricted common stock for services valued at $44,160.

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

On April 29, 2019, in connection with a certain private placement agent agreement, the Company issued 1,000,000 shares of its restricted common stock to the consultant for services valued at $71,000.

On May 2, 2019, in connection with a SAFE offering, the Company issued 500,000 shares of its restricted common stock at $0.10 per share for $50,000 cash.

On May 6, 2019, in connection with an equity funding, the Company issued 6,000,000 shares of its restricted common stock for cash in the amount of $500,000.  As a result, $494,000 was recorded to paid in capital.  An additional 6,000,000 shares of the Company’s restricted Common Stock will be issued for an additional $500,000, if all criteria of the Securities Purchase Agreement are met, for a total of 12,000,000 shares of Common Stock and total proceeds of $1,000,000.

On May 8, 2019, in connection with a certain convertible promissory note in the principal sum of $20,000, the Company issued 289,017 shares of its restricted common stock.

On May 12, 2019, in connection with a certain senior secured promissory note, the Company issued 40,000 shares of its restricted common stock to the note holders as a form of interest.  The shares were valued at $4,000.

On May 15 2019, in connection with the conversion of 57,500 Series A preferred stock valued at $69,000, the Company issued 1,150,000 shares of its restricted common stock at a conversion ratio of 20 shares of common stock for each share of Series A preferred stock held.

On May 15, 2019, in connection with the executive employment agreement, the Company issued David Appell, the Chief Operating Officer, 3,000,000 shares of the Company’s restricted common stock for cash in the amount of $3,000.  The shares were valued at $201,300, of which 25% vest immediately, and the remaining vest when the Company achieves certain earnings goals.

On May 15, 2019, in connection with an employment agreement, the Company issued 500,000 shares of the Company’s restricted common stock for cash in the amount of $500.  The shares were valued at $33,550, of which 25% vest immediately, and the remaining vest when the Company’s common stock reaches certain trading prices.

On May 25, 2019, in connection with a certain consulting agreement, the Company issued 37,500 shares of its restricted common stock to the consultant for services valued at $3,750.

In May 2019, in connection with a certain convertible debenture, the holder elected to convert $15,000 into 378,310 shares of the Company’s restricted common stock.

On June 11, 2019, in connection with a settlement for the retirement of 3,666,670 warrants (4,401,760 warrants, as adjusted under anti-dilution provisions) , the Company issued 1,000,000 shares of the Company’s restricted common stock, valued at $71,000.

On June 20, 2019, in connection with the cashless exercise of certain warrants, the Company issued 893,146 shares of the Company’s restricted common stock, valued at $125,040.

On June 20, 2019, in connection with a certain consulting agreement, the Company issued 2,000,000 shares of its restricted common stock to the consultant for services valued at $212,000.

On June 25, 2019, in connection with a certain consulting agreement, the Company issued 37,500 shares of its restricted common stock to the consultant for services valued at $3,750.

In June 2019, in connection with certain convertible debentures, the holders elected to convert $80,142 into 2,105,660 shares of the Company’s restricted common stock.

In June 2019, in connection with certain convertible debt in the amount of $256,232, the Company issued 3,902,200 shares of its restricted common stock.

Exemption From Registration. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities re deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.1(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.7	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.10	12% Convertible Promissory Note dated April 2, 2019	Filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.11	Securities Purchase Agreement dated April 2, 2019	Filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.12	12% Convertible Promissory Note dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.13	Warrant dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.14	Securities Purchase Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.15	Registration Rights Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.16	Warrant dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.17	Debt Settlement and Warrant Retirement dated June 4, 2019	Filed with the SEC on June 11, 2019 as part of the Company's Current Report on Form 8-K
4.18	Senior Secured Note dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.19	Note and Purchase Agreement dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
(10)	Material Contracts
10.1*	Employment Agreement between Parallax Health Sciences, Inc. and David Appell dated April 19, 2019	Filed herewith.
(22)	List of Subsidiaries
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

PARALLAX HEALTH SCIENCES, INC.

Dated: October 22, 2019	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

Dated: October 22, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer