Form 10-K/A
period 2018-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2019-10-24
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 3

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year end December 31, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2019, was $12,850,866, based on a closing price of $0.14 for the Common Stock on June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

220,149,711common shares issued and outstanding as of October 21, 2019

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K/A for the fiscal year ending December 31, 2018, is being filed solely to furnish the Interactive Data files as Exhibit 101 to Amendment No. 2 to the Annual Report on Form 10-K/A filed on October 21, 2019, in accordance with Rule 405 of Regulation S-T.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: October 23, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer

Dated: October 23, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 23, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer

Dated: October 23, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

Dated: October 23, 2019	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: October 23, 2019	/s/ John L. Ogden
John L. Ogden
Director

Dated: October 23, 2019	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director