Form 10-Q/A
period 2019-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2019-10-25
CIK 1388410

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

220,149,711 common shares issued and outstanding as of October 22, 2019

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ending June 30, 2019, is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on October 23, 2019.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: October 25, 2019	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

Dated: October 25, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer