Form 10-Q
period 2019-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2019-11-18
CIK 1388410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

234,454,740 common shares issued and outstanding as of November 15, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim consolidated financial statements for the nine-month period ended September 30, 2019, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The comparative period ended September 30, 2018, has been restated to include any applicable changes for the nine month period then ended, in connection with the restatement of the 2018 financial statements, as described below.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018, on Form 10-K, as amended and restated, filed with the Securities and Exchange Commission on October 21, 2019.

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$11,973	$262
Operating lease right of use asset	77,494	––
Total current assets	89,467	262

Investments	1,000,000	––
Property and equipment, net	2,408	––
Intangible assets, net	488,570	579,035
Deposits	7,800	––
Goodwill	785,060	785,060

TOTAL ASSETS	$2,373,305	$1,364,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,419,514	$2,655,138
Operating lease liability	77,494	––
Derivative liability, short-term	53,920	23,925
Debentures, convertible	––	724,903
Debentures, convertible, related party	––	411,006
Notes payable	360,000	––
Notes payable, related party	126,152	––
Notes payable, convertible, net of unamortized discount	680,176	296,000
Notes payable, convertible, related party	20,000	––
Related party payables	1,474,436	1,004,720
Total current liabilities	5,211,692	5,115,692

Long-term liabilities
License fees payable	450,000	430,000
Royalties payable	316,258	310,000
Derivative liability, long-term	––	34,000
Debentures, convertible, net of unamortized discount	––	184,870
Notes payable, related party	633,294	––
Notes payable, convertible	576,154	720,154
Notes payable, convertible, related party	––	491,100
Notes payable, bank	21,320	28,995
Total long-term liabilities	1,997,026	2,199,119
Total liabilities	7,208,718	7,314,811

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	978	1,014
977,352 and 1,013,691 issued and outstanding
at September 30, 2019, and December 31, 2018, respectively
Common stock, $.001 par, 500,000,000 shares authorized,	234,455	158,113
234,454,740 and 158,113,141 issued and outstanding
at September 30, 2019, and December 31, 2018, respectively
Additional paid in capital - preferred	1,599,036	1,699,000
Additional paid in capital - common	19,479,319	11,382,341
Subscriptions receivable	(500,000)	––
Accumulated deficit	(25,649,201)	(19,190,922)
Total stockholders' deficit	(4,835,413)	(5,950,454)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,373,305	$1,364,357

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
		As Restated		As Restated

Revenue	$25,855	$990	$77,745	$10,749
Cost of sales	3,899	5,230	12,871	15,507
Gross profit (loss)	21,956	(4,240)	64,874	(4,758)

General and administrative expenses	1,937,991	2,116,821	5,203,088	5,252,498

Operating loss	(1,916,035)	(2,121,061)	(5,138,214)	(5,257,256)

Other expenses
Gain on disposal of subsidiary	––	5,079,416	––	5,079,416
Gain (loss) on fair value adjustments	1,253	(93,700)	105,141	(156,300)
Gain (loss) on extinguishment of debt	(347,612)	22,931,148	(915,615)	22,931,148
Loss on settlement	––	––	(33,272)	––
Discount amortization	(48,000)	(155,000)	(19,000)	(2,775,000)
Interest expense	(149,914)	(660,518)	(457,319)	(1,741,726)
Total other expenses	(544,273)	27,101,346	(1,320,065)	23,337,538

Net income (loss) – continuing operations	(2,460,308)	24,980,285	(6,458,279)	18,080,282

Net income (loss) – discontinued operations	––	93,773	––	(824,398)

Net loss	$(2,460,308)	$25,074,058	$(6,458,279)	$17,255,884

Net income (loss) per common share – basic
Continuing operations	$(0.011)	$0.167	$(0.034)	$0.124
Discontinued operations	$––	$0.001	$––	$(0.006)

Net income (loss) per common share – diluted
Continuing operations	$(0.009)	$0.120	$(0.028)	$0.088
Discontinued operations	$––	$––	$––	$(0.004)

Weighted average common shares outstanding - basic	218,115,643	149,431,153	190,038,071	146,294,981
Weighted average common shares outstanding - diluted	262,011,413	208,254,652	233,933,841	205,118,481

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

JANUARY 1, 2018 TO SEPTEMBER 30, 2019

Unaudited

	Preferred Stock		Common Stock		Paid In Capital		Deferred	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Preferred	Common	Compensation	Receivable	Deficit	Total

Balance, January 1, 2018	863,691	$864	136,754,530	$136,754	$665,803	$9,637,860	$(3,188,092)	$(592)	$(33,691,386)	$(26,438,789)

Issuance of common stock to officers			6,000,000	6,000		984,000		(5,000)		985,000

Issuance of common stock for cash			1,000,000	1,000		39,000				40,000

Issuance of common stock for debt service			440,000	440		43,560	(44,000)			––

Grant of stock options to consultant						539,200	(539,200)			––

Grant of stock options to officers/directors						134,500	(134,500)			––

Grant of stock awards for services			250,000	250		67,250	(67,500)			––

Grant of stock warrants						40,263	(38,870)			1,393

Beneficial conversion feature of debt						3,607				3,607

Amortization of stock options							193,484			193,484

Amortization of stock awards							150,148			150,148

Amortization of stock warrants							21,508			21,508

Subscriptions received								5,250		5,250

Net loss									(3,727,134)	(3,727,134)

Balance, March 31, 2018	863,691	$864	144,444,530	$144,444	$665,803	$11,489,240	$(3,647,022)	$(342)	$(37,418,520)	$(28,765,533)

Issuance of common stock for cash			1,000,000	1,000		199,000				200,000

Issuance of common stock for debt service			890,000	890		88,110	(89,000)			––

Conversion of debt for common stock			481,130	481		47,633				48,114

Exercise of stock options-employees			846,051	846		268,479				269,325

Forfeiture of stock options						(184,373)	184,373			––

Grant of stock warrants						62,730	(62,730)			––

Beneficial conversion feature of debt						343,850				343,850

Amortization of stock options							38,000			38,000

Amortization of stock awards							193,621			193,621

Amortization of stock warrants							13,937			13,937

Net loss									(4,091,040)	(4,091,040)

Balance, June 30, 2018	863,691	$864	147,661,711	$147,661	$665,803	$12,314,670	$(3,368,821)	$(342)	$(41,509,560)	$(31,749,725)

Issuance of preferred stock for cash	60,000	60			299,940					300,000

Issuance of preferred stock for related party debt	90,000	90			449,910					450,000

Issuance of common stock for debt service			740,000	740		73,260	(74,000)			––

Conversion of debt for common stock			2,605,000	2,605		245,395				248,000

Grant of stock options to officers/directors						160,000	(160,000)			––

Exercise of stock options-officers			1,071,430	1,071		186,429				187,500

Effects of change in warrant characteristics						750,200				750,200

Deemed dividend on preferred stock					283,347				(283,347)	––

Amortization of stock options							251,907			251,907

Amortization of stock awards							630,155			630,155

Amortization of stock warrants							14,108			14,108

Subscriptions received								250		250

Net income									25,074,058	25,074,058

Balance, September 30, 2018	1,013,691	$1,014	152,078,141	$152,077	$1,699,000	$13,729,954	$(2,706,651)	$(92)	$(16,718,849)	$(3,843,547)

Issuance of common stock for debt service			740,000	740		73,260	(74,000)			––

Conversion of debt for common stock			3,795,000	3,796		375,705				379,501

Grant of stock awards for services			1,500,000	1,500		210,110	(85,500)			126,110

Grant of stock warrants						11,610	(11,610)

Beneficial conversion feature of debt						(375,100)				(375,100)

Amortization of stock options							89,478			89,478

Amortization of stock awards							121,268			121,268

Amortization of stock warrants							23,817			23,817

Subscriptions received								92		92

Net loss									(2,472,073)	(2,472,073)

Balance, December 31, 2018	1,013,691	$1,014	158,113,141	$158,113	$1,699,000	$14,025,539	$(2,643,198)	$––	$(19,190,922)	$(5,950,454)

Cancellation of preferred stock to treasury	(36,339)	(36)			(99,964)					(100,000)

Issuance of common stock for cash			5,000,000	5,000		495,000				500,000

Issuance of common stock for debt service			740,000	740		73,260	(74,000)			––

Grant of stock warrants						72,750				72,750

Conversion of debt for common stock			3,689,328	3,689		483,642				487,331

Grant of stock awards for services			2,716,667	2,717		322,283				325,000

Grant of stock options to officers/directors						96,100	(96,100)			––

Amortization of stock options							29,442			29,442

Amortization of stock awards							124,357			124,357

Amortization of stock warrants							3,225			3,225

Net loss									(1,542,987)	(1,542,987)

Balance, March 31, 2019	977,352	$978	170,259,136	$170,259	$1,599,036	$15,568,574	$(2,656,274)	$––	$(20,733,909)	$(6,051,336)

Dividends paid in kind on preferred stock to treasury	21,161	21			58,211					58,232

Cancellation of preferred stock to treasury	(21,161)	(21)			(58,211)					(58,232)

Sale of preferred treasury stock	57,500	57			68,943					69,000

Conversion of preferred stock to common stock	(57,500)	(57)	1,150,000	1,150	(68,943)	67,850				––

Issuance of common stock for cash			14,350,000	14,350		1,220,650		(500,000)		735,000

Issuance of common stock for services			1,550,000	1,550		134,450				136,000

Cancellation of common stock for debt service			(510,000)	(510)		(50,490)	51,000			––

Issuance of common stock for warrants			2,168,146	2,168		207,605				209,773

Conversion of debt for common stock			9,240,597	9,241		597,408				606,649

Grant of stock awards for services			3,600,000	3,600		324,110	(33,050)			294,660

Grant of stock awards for services-officer			3,000,000	3,000		198,300	(198,300)			3,000

Grant of stock options for services						608,450	(608,450)			––

Grant of stock options to officers/directors						195,600	(195,600)			––

Grant of stock warrants						7,760				7,760

Amortization of stock options							134,480			134,480

Amortization of stock awards							47,198			47,198

Amortization of stock warrants							3,225			3,225

Net loss									(2,454,984)	(2,454,984)

Balance, June 30, 2019	977,352	$978	204,807,879	$204,808	$1,599,036	$19,080,267	$(3,455,771)	$(500,000)	$(23,188,893)	$(6,259,575)

Issuance of common stock for cash			7,737,500	7,737		346,262				353,999

Issuance of common stock for cash-related parties			4,500,000	4,500		370,500				375,000

Issuance of common stock for services			37,500	38		(38)				––

Issuance of common stock for debt service			2,580,811	2,580		318,934				321,514

Issuance of common stock for investment			6,666,667	6,667		993,333				1,000,000

Cancellation of common stock for services			(300,000)	(300)		(42,450)	28,500			(14,250)

Cancellation of common stock for cashless warrant			(293,146)	(293)		(30,780)				(31,073)

Conversion of debt for common stock			9,055,029	9,055		846,448				855,503

Grant of stock awards for services			37,500	38		3,712				3,750

Grant of stock warrants						149,800				149,800

Cancellation of stock awards for services			(375,000)	(375)		(24,787)	24,787			(375)

Cancellation of stock options for services						(24,450)	24,450			––

Amortization of stock options							362,728			362,728

Amortization of stock awards							507,874			507,874

Net income									(2,460,308)	(2,460,308)

Balance, September 30, 2019	977,352	$978	234,454,740	$234,455	$1,599,036	$21,986,751	$(2,507,432)	$(500,000)	$(25,649,201)	$(4,835,413)

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended
	September 30, 2019	September 30, 2018
		As Restated
Cash flows from operating activities:
Net income (loss)	$(6,458,279)	$18,080,282
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	90,685	90,465
Stock compensation/stock option amortization	2,572,741	3,152,943
Discount amortization	19,000	2,775,000
Allowance for bad debt	––	236
Gain on disposal of subsidiary	––	(5,079,416)
(Gain) loss on extinguishment of debt	915,615	(22,931,148)
(Gain) loss on fair value adjustments	(105,141)	156,300
Loss on settlement	33,272	––
Debt accretion	136,582	791,125
Changes in operating assets and liabilities:
Decrease in trade and other receivables	––	3,039
(Increase) in deposits	(7,800)	––
Increase in accounts payable and accrued expenses	95,155	1,398,093
Increase in royalties payable	7,258	––
Increase in related party payables	886,383	492,356
Net cash used by operating activities	(1,814,529)	(1,070,725)

Cash flows from investing activities:
Purchase of professional equipment	(2,628)	––
Net cash used by investing activities	(2,628)	––

Cash flows from financing activities:
Proceeds from notes payable	220,000	––
Repayment of notes payable	(22,675)	(5,451)
Proceeds from convertible notes payable	556,780	825,000
Repayment of convertible notes payable	(65,000)	(50,000)
Repayment of debentures	(754,369)	––
Proceeds from issuance of preferred shares	69,000	300,000
Proceeds from issuance of common shares	1,825,132	41,250
Net cash provided by financing activities	1,828,868	1,110,799

Net cash provided by continuing operations	11,711	40,074

Cash flows from discontinued operations:
Net cash used by operating activities	––	(39,942)
Net cash used by discontinued operations	––	(39,942)

Net increase in cash	11,711	132

Cash - beginning of period	262	183

Cash - end of period	$11,973	$315

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$19,000	$2,775,000
Beneficial conversion feature of convertible promissory note	$––	$347,457
Fair value of stock warrants	$335,310	$810,000
Embedded conversion option of convertible promissory notes	$9,370	$850
Deemed dividends on preferred stock	$––	$283,347
Dividends paid in kind on preferred stock returned to treasury	$58,232	$––
Conversion of preferred stock to common stock	$69,000	$––
Preferred stock returned to treasury for debt settlement	$100,000	$––
Conversion of accounts payable to convertible note payable	$20,000	$37,500
Conversion of related party payables to preferred stock	$––	$450,000
Conversion of accounts payable to related party convertible note payable	$20,000	$––
Conversion of convertible notes payable to common stock	$1,093,240	$296,114
Conversion of related party convertible notes payable to common stock	$1,021,057	$––
Conversion of related party convertible notes payable to non-related party convertible notes payable	$––	$576,154
Conversion of related party payables to non-related party payables	$––	$42,356
Subscriptions receivable	$(500,000)	$(92)

SUPPLEMENTAL INFORMATION
Interest paid
Continuing operations	$539,476	$798
Discontinued operations	$––	$106
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

•Behavioral Health Services

The BHS segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies in April 2017. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of September 30, 2019, the BHS segment had not yet begun full operations, generating limited test market sales.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $25,649,201, and a working capital deficit of $5,122,225, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The effects of the accounting treatment, all non-cash in nature, resulted in a restatement of convertible debentures and convertible notes payable, additional paid in capital, and accumulated deficit, and the establishment of a derivative liability, resulting in changes to total liabilities and total stockholders’ deficit on the consolidated balance sheets; and a restatement of general and administrative expenses, gain on extinguishment of debt, discount amortization, and interest expense, and the establishment of a loss on fair value adjustments, resulting in changes to net income (loss), net loss per share-basic, and net loss per share-diluted on the consolidated statements of operations; and the restatement of stock compensation/stock option expense, discount amortization, gain on extinguishment of debt, loss on fair value adjustments, debt accretion, and the increase in accounts payable and accrued expenses from operating activities on the consolidated statements of cash flows.  The following tables summarize the impacts on the Company’s consolidated financial statements as of and for the nine months ended September 30, 2018:

	September 30, 2018
	As Previously Reported	As Restated	Increase (Decrease)
CONSOLIDATED BALANCE SHEETS
Notes payable, convertible, net of discount	$1,241,000	$350,081	$(890,919)
Total current liabilities	4,037,238	3,146,319	(890,919)
Total liabilities	6,129,031	5,238,112	(890,919)
Additional paid in capital - preferred	1,415,653	1,699,000	283,347
Additional paid in capital - common	9,005,599	11,023,303	2,017,704
Accumulated deficit	(15,308,717)	(16,718,849)	1,410,132
Total stockholders' deficit	(4,734,466)	(3,843,547)	(890,919)

CONSOLIDATED STATEMENTS OF OPERATIONS
General and administrative expenses	5,202,944	5,252,498	49,554
Operating loss	(5,207,702)	(5,257,256)	49,554
Loss on fair value adjustments	––	(156,300)	156,300
Interest expense, net of income	(950,601)	(1,741,726)	791,125
Total other income (expenses)	24,284,963	23,337,538	(947,425)
Net income (loss) - continuing operations	19,077,261	18,080,282	(996,979)
Net income (loss)	18,252,863	17,255,884	(996,979)
Net income (loss) per common share - continuing operations - basic	0.125	0.124	(0.001)
Net income (loss) per common share - continuing operations - diluted	0.089	0.088	(0.001)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Net income	19,077,261	18,080,282	(996,979)
Stock compensation/stock option expense	3,103,390	3,152,943	49,553
Loss on fair value adjustments	––	156,300	156,300
Debt accretion	––	791,125	791,125
Increase in accounts payable and accrued expenses	2,182,548	1,398,093	(784,455)
Net cash provided by continuing operations	824,530	40,074	(784,456)
Net cash used by operating activities-discontinued operations	(824,398)	(39,942)	784,456
Non-Cash Activities:
Beneficial conversion feature of convertible promissory notes	––	347,457	347,457
Fair value of stock warrants	––	810,000	810,000
Embedded conversion option of convertible promissory notes	––	850	850
Deemed dividends on preferred stock	––	283,347	283,347

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of nine months or less at the time of issuance to be cash equivalents. As of September 30, 2019, and December 31, 2018, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of September 30, 2019, and December 31, 2018, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

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

.

The following table represents the Company’s derivative financial instruments:

	September 30, 2019	December 31, 2018
Convertible debentures	$––	$23,925
Convertible promissory notes	––	––
Warrants	53,920	34,000
Total derivative liability	$53,920	$57,925

The following table represents the changes in the Company’s derivative financial instruments:

	September 30, 2019	December 31, 2018
Fair value of derivative liability, beginning	$57,925	$––
Increase in derivative liability-convertible promissory notes	9,370	60,350
Increase in derivative liability-warrants	105,000	623,900
Fair value adjustment-debentures	(8,296)	(2,500)
Fair value adjustment-convertible promissory notes	(9,370)	––
Fair value adjustment-warrants	(87,475)	126,375
Reclassification of warrant carrying value due to reset of exercise price	––	(750,200)
Reclassification to gain (loss) upon extinguished debt	(13,234)	––
Fair value of derivative liability, ending	$53,920	$57,925

Investments

The Company held $1 million and $0 million of equity securities without readily determinable fair value as of September 30, 2019 and December 31, 2018, respectively. The Company records these investments at cost, net of impairment. During the nine-month period ended September 30, 2019, there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments and no impairment was recorded.

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

Comprehensive Loss

As of September 30, 2019, and December 31, 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As of September 30, 2019, the Company has not yet filed its 2012 through 2018 annual corporate income tax returns.  Due to the Company’s recurring losses, it is anticipated that no corporate income taxes are due for these periods.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2019	December 31, 2018
Computer equipment	$6,615	$3,987
Medical devices	45,194	45,194
Property and equipment, gross	51,809	49,181
Accumulated depreciation	(49,401)	(49,181)
Property and equipment, net	$2,408	$––

Depreciation expense was $132 and $0 for the three months ended September 30, 2019 and 2018, respectively, and was $220 and $0 for the nine months then ended, respectively.

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

During the three months and the nine months ended September 30, 2019, respectively, the Company recognized $24,819 and $41,091 in amortization.  The present value of future lease payments at September 30, 2019, was $77,494.  As of September 30, 2019, the future minimum lease payments are as follows:

	2019	2020	Total
Operating lease minimum payments	$26,700	$53,400	$80,100
Less: amount treated as interest	1,382	1,224	2,606
Present value of minimum lease payments	$25,318	$52,176	$77,484

The total lease costs are summarized as follows:

	September 30, 2019	December 31, 2018
Operating lease costs	$44,500	$––
Short-term lease costs	51,240	73,351
Total lease costs	$95,740	$73,351

Lease costs were $43,780 and $16,800 for the three months ended September 30, 2019 and 2018, respectively, and were $95,740 and $53,557 for the nine months then ended, respectively.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	September 30, 2019	December 31, 2018
Products and processes	$12,500	$12,500
Trademarks and patents / technology	150,700	150,700
Customer lists / relationships	30,000	30,000
Non-compete agreement	30,000	30,000
Marketing related	64,000	64,000
Software	510,300	510,300
Intangible assets, gross	797,500	797,500
Accumulated amortization	(308,930)	(218,465)
Intangible assets, net	$488,570	$579,035

Amortization expense for the three months ended September 30, 2019 and 2018, was $30,155 and $29,821, respectively, and for the nine months ended September 30, 2019 and 2018, was $90,465 and $90,465, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2019	December 31, 2018
Accounts payable-vendors	$1,014,668	$830,590
Credit cards payable	42,552	42,552
Payroll taxes payable	80,922	78,608
Accrued interest	229,316	450,187
Accrued payroll and payroll taxes	540,908	402,053
Other liabilities	426,148	601,148
	2,334,514	2,405,138
Reserve-legal fees	85,000	250,000

Total accounts payable and accrued expenses	$2,419,514	$2,655,138

Payroll taxes payable includes $17,475 and $17,475 in penalties, and $6,516 and $4,202 in interest, related to unpaid payroll taxes as of September 30, 2019, and December 31, 2018, respectively.

Other liabilities consists of certain payroll tax liabilities in the amount of $426,148 and $601,148 owed as of September 30, 2019, and December 31, 2018, respectively, by the bankrupt entity, RoxSan Pharmacy, Inc., that were not discharged under California bankruptcy laws.  The Company has retained a tax resolution specialist to aid the Company in resolving the liability with the taxing agencies on behalf of RoxSan.

During the year ended December 31, 2018, accounts payable and accrued expenses was reduced by $341,606, resulting from the extinguishment of debt consisting of accounts payable-vendors in the amount of $284,714 and accrued interest in the amount of $56,892.

In 2018, the Company established a reserve for future legal fees to be incurred in connection with pending legal actions.  As of September 30, 2019, and December 31, 2018, respectively, the reserve balance was $85,000 and $250,000.

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2019	December 31, 2018
Short-term:
Debentures, convertible	$––	$724,903
Notes payable	360,000	––
Notes payable, convertible , net of unamortized discount	680,176	296,000
Total short-term	1,040,176	1,020,903

Long-term:
Debentures, convertible, net of unamortized discount	––	184,870
Note payable, convertible	576,154	720,154
Note payable-bank	21,320	28,995
Total long-term	597,474	934,019

Total notes and loans payable	$1,637,650	$1,954,922

Non-related party convertible debt consists of the following convertible promissory notes:

Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Short-term:
Lender Group A	$20,000	20%	$15,840	$0.10	05/2018
Lender Group B	569,176	12%	36,217	$0.10 to $.12	09/2019-04/2020
Investor Group A	91,000	10%	18,720	$0.10	09/2018
	680,176		70,777
Long-term:
Joseph M. Redmond	576,154	5%	141,096	$0.10	07/2017

Total convertible debt	$1,256,330		$211,873

During the nine months ended September 30, 2019, the Company issued 12% convertible promissory notes in the aggregate principal sum of $585,000 (“Lender Group B”) for working capital, of which $556,780 in proceeds was disbursed to the Company after an original issue discount of $28,220. The notes bear interest at a rate of 12% per annum, mature six to twelve months from payment of disbursed proceeds, and contain a repayment provision to convert the debt into shares of the Company's common stock at conversion rates equal to the lower of 1) between $0.10 to $0.12 per share; or 2) at a discount of between 65% to 70% of the 2nd lowest trading prices during the twenty (20) trading days preceding the conversion date.  In addition, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five (5) years. The notes were discounted for embedded conversion option of $9,370 and warrant fair value of $105,000, reclassified as derivative liabilities.

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

As of September 30, 2019, and December 31, 2018, respectively, short-term non-related party debt in the amount $1,040,176 and $1,020,903 consists of $0 and $724,903 in convertible debentures; $360,000 and $0 in notes payable; and $680,176 and $296,000 in convertible notes payable.  During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, notes and debentures in the principal aggregate of $585,000 and $825,000 were issued; principal in the amount of $622,369 and $50,000, along with interest in the amount of $41,519 and $608, was repaid in cash; principal in the amount of $395,000 and $620,000, along with interest in the amount of $2,000 and $55,613, was converted to common stock; losses on extinguishment of debt of $220,469 and $105,320 were incurred; and debt accretion in the amount of $126,766 and $1,087,974, and interest in the amount of $164,447 and $270,142 was expensed. As of September 30, 2019, and December 31, 2018, respectively, a total of $75,069 and $185,741 in accrued interest remains, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of September 30, 2019, and December 31, 2018, respectively, long-term non-related party debt in the amount of $597,474 and $934,019 consists of $0 and $207,500 in convertible debentures, less unamortized discount of $0 and $22,630; $576,154 and $720,154 in convertible notes payable, of which $576,154 and $576,154 is related to pending litigation with a former executive (see Note 18), and subject to compromise; and $21,320 and $28,995 in notes payable to banks.  During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, debentures in the principal aggregate of $0 and $225,000 were issued; principal in the amount of $219,675 and $9,245, along with interest in the amount of $1,176 and $632 was repaid in cash; principal in the amount of $95,142 and $0 was converted to common stock; losses on extinguishment of debt of $168,159 and $0 were incurred; and debt accretion in the amount of $9,816 and $2,370, and interest in the amount of $74,174 and $739,383 was expensed.  As of September 30, 2019, and December 31, 2018, respectively, a total of $141,603 and $190,386 in accrued interest remains, and is included as an accrued expense on the accompanying consolidated balance sheet.

The future maturities of notes payable are summarized as follows:

Year	2020	2021	Total

Principal	$576,154	$21,320	$$597,474

During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, interest expense on non-related party notes and loans payable in the amount of $238,601 and $1,009,525 was expensed.  As of September 30, 2019, and December 31, 2018, respectively, a total of $216,672 and $376,127 in interest has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	September 30, 2019	December 31, 2018
Related party payables:
Accrued compensation	$1,000,643	$869,859
Cash advances	473,793	134,861
Total related party payables	1,474,436	1,004,720

Debentures, convertible	––	411,006
Notes payable, related party	759,446	––
Notes payable, convertible, related party	20,000	491,100

Total related party transactions	$2,253,882	$1,906,826

Related party convertible debt consists of the following convertible promissory notes:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

John Ogden, Director	$20,000	10%	$986	$0.10	12/2019

As of September 30, 2019, and December 31, 2018, respectively, related parties are due a total of $2,253,882 and $1,906,826, consisting of $1,000,643 and $869,859 in accrued compensation owed to officers; $473,793 and $134,861 in accrued benefits and cash advances from officers and beneficial owners to the Company for operating expenses; $759,446 and $0 in promissory notes; $0 and $411,006 in convertible debentures; and $20,000 and $491,100 in convertible promissory notes.

On July 25, 2019, related party convertible debentures in the principal sum of $411,006, plus accrued interest of $42,778, were converted to Senior Secured Promissory Notes (the “Senior Notes”) in the aggregate principal of $759,446.  The Senior Notes bear interest at a rate of 8% per annum, with payments of $126,152 plus interest accrued thereon due December 31, 2019; $300,000 due December 31, 2020; and the remaining principal and accrued interest due December 31, 2021.  In connection with the exchange, the Company issued the following in favor of the lender, Jorn Gorlach, a related party: 1,380,811 shares of the Company’s restricted Common Stock, valued at $131,315; warrants, valued at $92,150, to purchase 2,528,413 shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.10461; and an increase in principal of $305,662.  As a result, the Company recognized a net loss on the exchange in the amount of $526,987, net of $2,140 in derivative liability remaining from the warrants issued with the debentures.

In September 2019, $491,100 in related party convertible promissory notes, along with $98,642 in accrued interest, were converted into 5,897,419 shares of the company’s restricted common stock at a conversion price of $0.10 per share.

During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, $1,003,783 and $1,371,446 in related party compensation was accrued, $573,000 and $510,500 was paid, $300,000 and $0 was converted to common stock; and $0 and $450,000 was converted to preferred stock.  In June 2019, $575,132 of related party debt was purchased by non-related-parties (the “Proceeds”).  The Proceeds were collected on behalf of the related parties by the Company.  Of the $396,500 paid to related parties during the current period, $159,500 was Proceeds.  The remaining Proceeds of $415,632 were subsequently loaned to the Company by the related parties for operating expenses.

During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, $498,870 and $121,949 in benefits were accrued and cash advances were made to the Company by related parties for overhead requirements, of which $159,938 and $115,384 was paid/repaid to related parties.

During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively; interest in the amount of $80,003 and $66,840 was expensed, of which $0 and $798 was paid to the note holders in cash; and $0 and $71,839 was converted to principal. As of September 30, 2019, and December 31, 2018, respectively, a total of $12,643 and $74,060 in accrued interest remains and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

On August 31, 2016, as part of the Company’s acquisition of 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property, the agreement provides for, among other things, the seller to receive up to $2,000,000 through a percentage of revenue generated from RPM business segment (“Revenue Share”), as well as a royalty of 3% (“Royalties”) of certain revenues generated from the Qolpom® intellectual property, as defined in the agreement.  As of September 30, 2019, and December 31, 2018, respectively, the present value of future Revenue Share was $450,000 and $430,000; and the present value of future Royalties was $309,000 and $310,000; and are included as part of long-term liabilities on the accompanying consolidated balance sheets.

On April 26, 2017, as part of the Company’s acquisition of certain intellectual property (“Intellectual Property”) from ProEventa, Inc (“ProEventa”), the agreement provides for, among other things, ProEventa to receive a revenue sharing cash earn-out of up to $3,000,000 to be derived from certain net revenue generated by the Company; as well as Royalties of 3% of certain revenues generated from the Intellectual Property, ending at such time as the Company has paid ProEventa $25,000,000, as defined in the agreement. As of September 30, 2019, and December 31, 2018, respectively, the present value of future Revenue Share was $1,189,000 and $1,270,000; the present value of future Royalties was $845,000 and $690,000, and $7,258 and $0 in Royalties payable on earned revenues was accrued.

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

As of September 30, 2019, and December 31, 2018, respectively, the Company had 977,352 and 1,013,691 shares of preferred stock issued and outstanding.

NOTE 12. COMMON STOCK

Effective December 24, 2018, pursuant to a majority shareholder consent, the Company increased its authorized common stock from 250,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share.  On January 28, 2019, the amended articles of incorporation were filed with the state of Nevada.

During the nine months ended September 30, 2019, 1,150,000 shares of the Company’s restricted common stock were issued in connection with the conversion of 57,500 shares of Series A preferred stock, valued at $69,000.  As a result, $67,850 was recorded to paid in capital.

During the nine months ended September 30, 2019, 21,987,535 shares of the Company’s restricted common stock were issued in connection with the conversion of non-related party debt in the amount of $1,713,740.  As a result, $1,691,753 was recorded to paid in capital.

During the nine months ended September 30, 2019, 5,897,419 shares of the Company’s restricted common stock were issued in connection with the conversion of related party debt in the amount of $589,742.  As a result, $583,845 was recorded to paid in capital.

During the nine months ended September 30, 2019, 5,679,167 shares of the Company’s restricted common stock were issued in connection with stock awards to non-related parties, valued at $588,548, including 125,000 shares valued at $8,388 for cash in the amount of $125. As a result, $582,868 was recorded to paid in capital.

During the nine months ended September 30, 2019, 3,000,000 shares of the Company’s restricted common stock were issued in connection with a stock award to David Appell, the company’s Chief Operating Officer, valued at $201,300 for cash in the amount of $3,000, of which 25% vests immediately, and the remainder vest when certain earnings goals are met. As  a result, $198,300 was deferred, to be amortized over the vesting terms, and $198,300 was recorded to paid in capital.

During the nine months ended September 30, 2019, 13,875,000 shares of the Company’s restricted common stock were issued in connection with a Simple Agreement Future Equity (“SAFE”) offering, including 4,500,000 issued to related parties, for cash in the amount of $735,000, services valued at $15,000, and $375,000 in related party accrued compensation.  As a result, $1,111,124 was recorded to paid in capital.

During the nine months ended September 30, 2019, 1,875,000 shares of the Company’s restricted common stock were issued, valued at $178,700, in connection with the retirement of 4,550,000 warrants.  As a result, $176,825 was recorded to paid in capital.

During the nine months ended September 30, 2019, 1,400,000 shares of the Company’s restricted common stock were issued in connection with services valued at $121,000.  As a result, $119,600 was recorded to paid in capital.

During the nine months ended September 30, 2019, 2,810,811 shares of the Company’s common stock were issued in connection with debt and debt service valued at $344,514.  As a result, $341,704 was recorded to paid in capital.

During the nine months ended September 30, 2019, in connection with an equity funding, 12,000,000 shares of the Company’s restricted common stock were issued for cash in the amount of $1,000,000, of which $500,000 was recorded to subscription receivable.  As  a result, $988,000 was recorded to paid in capital.

During the nine months ended September 30, 2019, in connection with an investment in securities, 6,666,667 shares of the Company’s restricted common stock were issued for $0.15 per share, valued at $1,000,000.  As a result, $993,333 was recorded to paid in capital.

During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, a total of 76,341,599 and 21,358,611 shares of the Company’s common stock were issued.  As of September 30, 2019 and December 31, 2018, respectively, the Company had 234,454,740 and 158,113,141 common shares issued and outstanding.

Restricted Stock Awards

During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, 3,730,000 and 3,660,000 restricted stock awards were granted, valued at $254,350 and $434,000; and 1,654,270 and 6,827,368 restricted stock awards vested, for which $171,555 and $1,095,193 in deferred stock compensation was expensed. As of September 30, 2019 and December 31, 2018, respectively, there remains 7,963,925 and 5,888,195 shares to be vested, and $1,231,604 and $1,148,809 in deferred stock compensation to be expensed over the next eighteen (18) months.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2017	9,055,563	$1,810,002
Granted	3,660,000	434,000
Vested	(6,827,368)	(1,095,193)
Outstanding at December 31, 2018	5,888,195	1,148,809
Granted	3,730,000	254,350
Vested	(4,095,932)	(665,179)
Forfeited	(675,000)	(67,537)
Outstanding at September 30, 2019	5,522,263	$670,443

NOTE 13. WARRANTS AND OPTIONS

As of September 30, 2019, and December 31, 2018, respectively, the Company had 49,435,913 and 21,232,500 warrants, and 26,685,000 and 18,060,000 options, issued and outstanding.

During the nine months and the year ended September 30, 2019 and December 31, 2018, respectively, 33,353,413 and 14,077,500 warrants were granted, 4,850,000 and 0 were retired, and 300,000 and 100,000 expired.  The warrants carry an exercise price of between $0.001 to $0.60 per share, expire between 2020 to 2024, and were valued at $335,310 and $851,610, using the Black-Scholes method. The assumptions used in valuing the warrants were: expected term between 2 to 5 years; expected volatility 40% to 45%; risk free interest rate between 1.16% to 2.91%; and a dividend yield of 0%.  A total of $0 and $113,210 in deferred stock warrant compensation was recorded, and $144.610 and $73,370 was expensed during the nine months and the year ended September 30, 2019, and December 31, 2018, respectively.  There remains $92,470 and $98,920 in deferred compensation as of September 30, 2019, and December 31, 2018, respectively, to be expensed over the next twelve (12) months.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.001	300,000	3.75	$300	$0.17
$0.01	75,000	1.25	750	$0.18
$0.10	2,528,413	5.00	252,841	$0.21
$0.10	62,500	3.50	6,250	$0.29
$0.10	250,000	1.75	25,000	$0.19
$0.10	4,877,500	1.50	487,750	$0.21
$0.10	250,000	1.00	25,000	$0.32
$0.15	600,000	4.50	90,000	$0.19
$0.15	1,000,000	1.25	150,000	$0.28
$0.17	62,500	3.50	10,625	$0.29
$0.18	62,500	3.50	11,250	$0.29
$0.20	2,600,000	4.50	520,000	$0.19
$0.21	62,500	3.50	13,125	$0.29
$0.21	100,000	1.00	21,000	$0.34
$0.25	5,625,000	4.50	1,406,250	$0.19
$0.25	4,500,000	3.00	1,125,000	$0.22
$0.25	250,000	2.75	62,500	$0.22
$0.25	3,250,000	2.00	812,500	$0.18
$0.25	3,750,000	1.75	937,500	$0.19
$0.25	13,500,000	1.50	3,375,000	$0.21
$0.25	475,000	1.25	118,750	$0.27
$0.25	3,255,000	1.00	813,750	$0.32
$0.25	1,500,000	0.75	375,000	$0.39
$0.35	250,000	1.00	87,500	$0.32
$0.60	250,000	1.00	150,000	$0.34
	49,435,913		$10,877,641	$0.22

		Weighted
Warrant Activity	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2018	21,232,500	$0.18
Issued	33,353,413	$0.20
Exercised	––	––
Retired / Cancelled	(4,850,000)	$0.22
Expired / Forfeited	(300,000)	$0.18
Outstanding at September 30, 2019	49,435,913	$0.22

During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, 10,000,000 and 6,000,000 stock options were granted, which vest periodically over a two (2) year period, are exercisable for a period of between 3 to 5 years at an exercise price of between $0.05 to $0.60 per share, and were valued at $900,150 and $833,700 using the Black-Scholes method. The assumptions used in valuing the options were: expected term between 3.00 to 4.75 years; expected volatility between 1.78 to 2.29; risk free interest rate of between 1.69% to 2.78%; and a dividend yield of 0%.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	90,000	3.00	$4,500	$0.14
$0.05	1,140,000	2.75	57,000	$0.09
$0.05	100,000	2.25	5,000	$0.08
$0.05	60,000	1.50	3,000	$0.06
$0.05	170,000	1.25	8,500	$0.12
$0.09	5,500,000	3.00	467,500	$0.20
$0.10	500,000	1.25	50,000	$0.14
$0.15	1,000,000	1.25	150,000	$0.14
$0.25	3,125,000	4.75	781,250	$0.22
$0.25	1,000,000	4.50	250,000	$0.20
$0.25	5,000,000	3.75	1,250,000	$0.16
$0.25	7,000,000	3.00	1,750,000	$0.16
$0.25	1,000,000	1.25	250,000	$0.15
$0.25	1,000,000	0.75	250,000	$0.10
	26,685,000		$5,276,750	$0.20

		Weighted
Options Activity	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2018	18,060,000	$0.23
Issued	10,000,000	$0.22
Exercised	––	––
Expired / Forfeited	(1,375,000)	––
Outstanding at September 30, 2019	26,685,000	$0.20

During the nine months and the year ended September 30, 2019, and December 31, 2018, respectively, 10,000,000 and 6,000,000 options were issued, 0 and 1,973,189 options were exercised, 1,000,000 and 1,000,000 options expired, and 375,000 and 5,641,811 options were forfeited. A total of $875,700 and $649,327 in deferred stock option compensation was recorded, net of forfeitures, and $526,650 and $572,870 was expensed during the nine months and the year ended September 30, 2019, and December 31, 2018, respectively.  There remains $1,744,518 and $1,395,466 in deferred compensation as of September 30, 2019, and December 31, 2018, respectively, to be expensed over the next 15 months.

NOTE 14. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at September 30, 2019, and December 31, 2018, was as follows:

	September 30, 2019	December 31, 2018

Income (loss) before taxes	$(6,458,278)	$15,608,209
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	(1,797,800)	4,781,700

Effect of release of net operating loss carryforwards	(927,100)	(2,417,700)

Tax effect of non-deductible expenses:
Gain on extinguishment of debt-principal	––	(6,124,000)
Stock compensation/amortization of stock options	767,700	1,048,500
Discount amortization	5,600	837,000
Other	1,700	1,500
Total tax effect of non-deductible expenses	775,000	(4,237,000)

Change in valuation allowance	1,949,900	(1,873,000)

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

The significant components of deferred income tax assets and liabilities at September 30, 2019, and December 31, 2018, are as follows:

	September 30, 2019	December 31, 2018

Net operating loss carried forward	$1,930,500	$––
Bad debt allowance	––	––
Officers’ accrued compensation	280,000	243,400
Accrued related party interest	3,500	20,700
Valuation allowance	(2,214,000)	(264,100)

Net deferred income tax asset	$––	$––

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

Tax Year	Net Operating Loss	Expires

2016	$442,900	2036
2017	2,115,400	2037
2018	548,900	No Expiration
2019 to date	3,791,500	No Expiration

Total	$6,898,700

As at September 30, 2019, the Company had approximately $6,898,700 of federal net operating losses, of which $4,340,400 have no expiration date. The Company is open to examinations for the tax year 2011 through the current tax year.

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

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable. During the nine months ended September 30, 2019, the company has made payments on behalf of RoxSan to the taxing agencies in the amount of $175,000.  As of September 30, 2019, $426,148 in Trust Fund Taxes remains outstanding. The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability (Note 7).

As a result of the loss of financial control of RoxSan, the Company derecognized the subsidiary effective May 14, 2018. The derecognition resulted in a gain of $4,478,268.  The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

The results of the discontinued operations of RoxSan Pharmacy, Inc. for the three and nine months ending September 30, 2018, are summarized as follows:

	September 30, 2018
	Three months ended	Nine months ended

Revenue	$––	$––
Cost of sales	––	––
Gross profit	––	––
Sales, marketing and pharmacy expenses	(24,260)	170,630
General and administrative expenses	(79,006)	586,993
Operating income (loss)	103,266	(757,623)
Loss on disposal of assets	––	(10,000)
Interest expense	(9,493)	(56,775)
Net income (loss) from discontinued operations	$93,773	$(824,398)

NOTE 16. SEGMENT REPORTING

The Company has the following business segments: Remote Care Services (RCS), Behavioral Health Services (BHS), and Diagnostics/Corporate (DCS).  See Note 1 and 2 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Remote Care Segment	Behavioral Health Segment	Diagnostics/ Corporate Segment	Discontinued Operations	Consolidated Totals

September 30, 2019
Revenue	$1,395	$76,350	$––	$––	$77,745
Gross profit (loss)	75	64,800	––	––	64,875
Operating loss	(204,145)	(97,700)	(4,836,369)	––	(5,138,214)
Depreciation and amortization	6,897	82,320	1,468	––	90,685
Interest expense	2,315	––	455,004	––	457,319
Gain on fair value adjustments	––	––	105,141	––	105,141
Loss on extinguishment of debt	––	––	(915,615)	––	(915,615)
Loss on settlement	––	––	(33,272)	––	(33,272)
Discount amortization	19,000	––	––	––	19,000
Total assets	906,466	357,247	1,109,592	––	2,373,305
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	2,628	––	2,628

September 30, 2018
Revenue	9,399	1,350	––	––	10,749
Gross profit (loss)	(6,108)	1,350	––	––	(4,758)
Operating loss	(277,261)	(144,218)	(4,835,777)	––	(5,257,256)
Depreciation and amortization	6,897	82,320	1,248	––	90,465
Interest expense	2,206	––	1,739,520	––	1,741,726
Gain on disposal of subsidiary	––	––	5,079,416	––	5,079,416
Gain on extinguishment of debt	––	––	22,931,148	––	22,931,148
Loss on fair value adjustments	––	––	(156,300)	––	(156,300)
Discount amortization	(370,000)	––	3,145,000	––	2,775,000
Discontinued operations	––	––	––	(824,398)	(824,398)
Total assets	915,652	467,007	11,906	––	1,394,565
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	––	––	––

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2019, through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure.

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

•Behavioral Health Services

The BHS segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of September 30, 2019, the BHS segment had not yet begun full operations, generating limited test market sales.

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

Recent Developments

Effective December 24, 2018, pursuant to a majority shareholder consent, the Company increased its authorized common stock from 250,000,000 shares to 500,000,000 shares, with a par value of $0.001 per share. On January 28, 2019, the amended articles of incorporation were filed with the state of Nevada.

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

In May 2019, the Company established a second location at 28 West 36th Street, 8th Floor, New York, NY 10018.

In June 2019, the Company filed a Registration Statement on form S-1 for the registration of 33,361,321 shares of common stock.  The Company received comments and questions from the SEC in relation to the filing, and on November 13, 2019, the Company filed an amended S-1 and responses to the SEC inquiries.  If no further comments are received from the SEC, the Company anticipates receiving an effective date for its registration statement by December 2019.

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

Balance Sheet

As of September 30, 2019, the Company had total assets of $2,373,305 compared with total assets of $1,364,357 at December 31, 2018. The increase in total assets of $1,008,948 is attributable to an increase in cash of $11,711, an increase in operating lease asset of $77,494, an increase in property and equipment of $2,628, an increase in investments in securities of $1,000,000, $220 of depreciation related to property and equipment, $90,465 of amortization related to intangible assets, and an increase in deposits of $7,800.

As of September 30, 2019, the Company had total liabilities of $7,208,718 compared with total liabilities of $7,314,811 at December 31, 2018. The decrease in total liabilities of $106,093 is attributable to a decrease in accounts payable and accrued expenses of $235,624, an increase in operating lease liability of $77,494, an increase in short-term derivative liability of $29,995, a decrease in short-term debentures of $724,903, a decrease in short-term related party convertible debentures of $411,006, an increase in notes payable of $360,000, an increase in short-term related party notes payable of $126,152, an increase in short-term convertible notes payable, net of unamortized discount, of $384,176, an increase in short-term related party convertible notes payable of $20,000, an increase in related party payables of $469,716, an increase in license fees payable of $20,000, an increase in royalties payable of $6,258, a decrease in long-term derivative liability of $34,000, a decrease in long-term debentures, net of unamortized discount, of $184,870, an increase in long-term related party notes payable of $633,294, and a decrease in long-term convertible notes payable of $144,000, a decrease in long-term related party convertible notes payable of $491,100, and a decrease in notes payable to bank of $7,675.

Results of Operations

The three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018.

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$25,855	$990	$77,745	$10,749
Cost of sales	$3,899	$5,230	$12,871	$15,507
Gross profit (loss)	$21,956	$(4,240)	$64,874	$(4,758)
General and administrative expenses	$1,937,991	$2,116,821	$5,203,088	$5,252,498
Operating loss	$(1,916,035)	$(2,121,061)	$(5,138,214)	$(5,257,256)
Gain on disposal of subsidiary	$––	$5,079,416	$––	$5,079,416
Gain (loss) on fair value adjustments	$1,253	$(93,700)	$105,141	$(156,300)
Gain (loss) on extinguishment of debt	$(347,612)	$22,931,148	$(915,615)	$22,931,148
Loss on settlement	$––	$––	$(33,272)	$––
Discount amortization	$(48,000)	$(155,000)	$(19,000)	$(2,775,000)
Interest expense	$(149,914)	$(660,518)	$(457,319)	$(1,741,726)
Net income (loss) – continuing operations	$(2,460,308)	$24,980,285	$(6,458,279)	$18,080,282
Net income (loss) – discontinued operations	$––	$93,773	$––	$(824,398)
Net income (loss)	$(2,460,308)	$25,074,058	$(6,458,279)	$17,255,884

Revenue

Revenue in the amount of $25,855 for the three months ended September 30, 2019, consists of fees of $25,000 for sub-licensing related to behavioral health software;  and subscription fees related to its behavioral health services in the amount of $855.

Revenue in the amount of $990 for the three months ended September 30, 2018, consists of contract fees related to the Company’s remote health care systems in the amount of $990.

Revenue in the amount of $77,745 for the nine months ended September 30, 2019, consists of fees of $75,000 for sub-licensing related to behavioral health software, contract fees related to the Company’s remote health care systems in the amount of $1,890, and subscription fees related to its behavioral health services in the amount of $855.

Revenue in the amount of $10,749 for the nine months ended September 30, 2018, consists contract fees and equipment sales related to the Company’s remote health care systems in the amount of $8,859, and subscription fees related to its behavioral health services in the amount of $1,890.

The Company has not yet fully launched the medical diagnostics and testing activities of the Company’s Connected Health division.

Cost of sales

Costs of sales in the amount of $3,899 for the three months ended September 30, 2019, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $5,230 for three months ended September 30, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $12,871 for the nine months ended September 30, 2019, consists of equipment and other costs related to the Company’s remote health care systems.

Costs of sales in the amount of $15,507 for nine months ended September 30, 2018, consists of equipment and other costs related to the Company’s remote health care systems.

The Company has not yet fully launched the medical diagnostics and testing activities of the Company’s Connected Health division.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variances
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	3-month	6-month
Legal, accounting, and management services	$485,365	$785,766	$1,560,770	$1,543,900	$(300,401)	$16,870
Stock compensation/stock option amortization	1,151,504	1,083,669	2,572,741	3,152,943	67,835	(580,202)
Salaries, fees, taxes and benefits	113,603	137,056	406,535	224,581	(23,453)	181,954
Depreciation and amortization	30,287	29,821	90,685	90,465	466	220
Rent expense-office	43,780	16,800	95,740	53,557	26,980	42,183
Travel, meals and entertainment	1,243	15,237	37,433	42,243	(13,994)	(4,810)
Office supplies and miscellaneous expenses	112,209	48,472	439,184	144,809	63,737	294,375
Total general and administrative expenses	$1,937,991	$2,116,821	$5,203,088	$5,252,498	$(178,830)	$(49,410)

General and administrative expenses in the amount of $1,937,991 for the three months ended September 30, 2019, were comprised of $485,365 in legal, accounting and management fees, $1,151,504 in stock compensation/stock option amortization, $113,603 in salaries, fees and related taxes and benefits, $30,287 in depreciation and amortization, $43,780 in rent expense, $1,243 in travel, meals and entertainment, and $112,209 in office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $2,116,821 for the three months ended September 30, 2018, were comprised of $785,766 in legal, accounting and management fees, $1,083,669 in stock compensation/stock option amortization, $137,056 in salaries, fees and related taxes and benefits, $29,821 in depreciation and amortization, $16,800 in rent expense, $15,237 in travel, meals and entertainment, and $48,472 in office overhead and other general and administrative expenses.

General and administrative expenses of $1,937,991 for the three months ended September 30, 2019 as compared to $2,116,821 for the three months ended September 30, 2018, resulted in a decrease in general and administrative expenses of $178,830. The decrease in in general and administrative expenses of $178,830 was attributable to the following items:

•a decrease in legal, accounting and management fees of $300,401, due to a decrease in legal fees of $327,392; an increase in accounting and audit fees of $29,750; and an increase in management fees of $17,633 primarily resulting from the addition of Chief Operating Officer, as well as director compensation effective January 2019; and a decrease in professional fees of $20,392; and

•an increase in stock compensation/stock option amortization of $67,835 primarily due to a decrease in amortization expense of $75,506 resulting from stock options granted in prior years; amortization expense of $168,327 resulting from stock options granted in the current period; a decrease in deferred stock compensation amortization of $122,280 resulting from stock awards granted in prior years; and a decrease in stock compensation amortization of $14,625 resulting from stock awards granted in the current period; and a decrease in stock compensation expense of $214,823 resulting from stock awards granted in prior years; stock compensation expense of $265,200 for stock awards granted in the current period, and an increase in warrant expense of $43,542; and

•a decrease in salaries and fees, and related taxes and benefits of $23,453, primarily due to a decrease in accrued staff salaries of $65,729, an increase in accrued payroll taxes of $2,776; a decrease in accrued benefits of $18,000; and an increase in miscellaneous fees for outside services in the amount of $57,500 resulting from additional contracted services; and

•an increase in depreciation and amortization of $466, primarily due to additional assets acquired; and

•an increase in rent expense of $26,980 primarily due to additional office space leased in the current period; and

•a decrease in travel, meals and entertainment of $13,994, primarily due to a decrease in travel costs of $8,802; and a decrease in meals and entertainment of $5,192; and

•an increase in office supplies and miscellaneous expenses of $63,737, due to increases in automobile expenses and allowances of $3,374, transfer agent fees of $6,498, insurance expense and allowances of $28,666, marketing and publicity of $29,747, and telephone of $2,680; and decreases in computer and internet expenses of $3,002, and other general office expenses of $4,226.

General and administrative expenses in the amount of $5,203,088 for the nine months ended September 30, 2019, were comprised of $1,560,770 in legal, accounting and management fees, $2,572,741 in stock compensation/stock option amortization, $406,535 in salaries, fees and related taxes and benefits, $90,685 in depreciation and amortization, $95,740 in rent expense, $37,433 in travel, meals and entertainment, and $439,184 in office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $5,252,498 for the nine months ended September 30, 2018, were comprised of $1,543,900 in legal, accounting and management fees, $3,152,943 in stock compensation/stock option amortization, $224,581 in salaries, fees and related taxes and benefits, $90,465 in depreciation and amortization, $53,557 in rent expense, $42,243 in travel, meals and entertainment, and $144,809 in office overhead and other general and administrative expenses.

General and administrative expenses of $5,203,088 for the nine months ended September 30, 2019 as compared to $5,252,498 for the nine months ended September 30, 2018, resulted in a decrease in general and administrative expenses for the current period of $49,410. The increase in in general and administrative expenses of $49,410 was attributable to the following items:

•an increase in legal, accounting and management fees of $16,870, due to a decrease in legal fees of $267,306; an increase in accounting and audit fees of $24,643; and an increase in management fees of $105,735 primarily resulting from the addition of Chief Operating Officer, as well as director compensation effective January 2019; and an increase in professional fees of $153,798 primarily related to investor relations and private placement due diligence; and

•a decrease in stock compensation/stock option amortization of $580,202 primarily due to a decrease in amortization expense of $296,156 resulting from stock options granted in prior years; amortization expense of $339,415 resulting from stock options granted in the current period; a decrease in deferred stock compensation amortization of $395,083 resulting from stock awards granted in prior years; and stock compensation amortization of $85,963 resulting from stock awards granted in the current period; and a decrease in stock compensation expense of $1,571,075 resulting from stock awards granted in prior years; stock compensation expense of $1,161,677 for stock awards granted in the current period; and an increase in warrant expense of $95,057; and

•an increase in salaries and fees, and related taxes and benefits of $181,954, primarily due to a decrease in accrued staff salaries of $57,654, an increase in accrued payroll taxes of $65,428; a decrease in accrued benefits of $39,070 resulting from changes in benefits; and an increase in miscellaneous fees for outside services in the amount of $213,250 resulting from additional contracted services; and

•an increase in depreciation and amortization of $220, primarily due to additional assets acquired; and

•an increase in rent expense of $42,183 primarily due to additional office space leased in the current period; and

•a decrease in travel, meals and entertainment of $4,810, primarily due to an increase in travel costs of $5,632; and an increase meals and entertainment of $822; and

•an increase in office supplies and miscellaneous expenses of $294,375, due to an increase in automobile expenses and allowances of $62,630, computer and internet expenses of $3,651, transfer agent costs of $12,724, insurance expense of $50,679, marketing and publicity of $165,269, office expense of $4,685, repairs and maintenance of $7,769, royalties of $7,258, taxes, licenses and permits of $5,976, and telephone expense of $6,725; and decreases in product development and patent costs of $4,859, storage and moving of $23,585, and other general office expenses of $4,547.

Net Loss

During the nine months ended September 30, 2019, the Company generated a net loss from continuing operations of $6,458,279, compared with net income from continuing operations of $18,080,282 for the nine months ended September 30, 2018. The decrease in net income from continuing operations of $24,538,561 is primarily attributable to an increase in revenue of $66,996, a decrease in cost of goods sold of $2,636, a decrease in general and administrative expenses of $49,410, a decrease in the gain from disposal of subsidiary of $5,079,416, an increase in the gain on fair value adjustments of $261,441, a decrease in the gain from extinguished debt of $23,846,763, an increase in the loss on settlement of $33,272, a decrease in discount amortization of $2,756,000, and an increase in interest expense of $1,284,407.

Liquidity and Capital Resources

Working Capital			Increase
	At September 30, 2019	At December 31, 2018	(Decrease)
Current Assets	$89,467	$262	$89,205
Current Liabilities	5,211,692	5,115,692	96,000
Working Capital (Deficit)	$(5,122,225)	$(5,115,430)	$(6,795)

As of September 30, 2019, the Company had cash in the amount of $11,973 compared to $262 as of December 31, 2018.

The Company had a working capital deficit of $5,122,225 as of September 30, 2019, compared to a working capital deficit of $5,115,430 as of December 31, 2018. The increase in working capital deficit of $6,795 is primarily attributable to an increase in cash of $11,711, an increase in operating lease asset of $77,494, a decrease in accounts payable and accrued expenses of $235,624, an increase in operating lease liability of $77,494, an increase in short-term derivative liability of $29,995, a decrease in convertible debentures of $724,903, a decrease in related party convertible debentures of $411,006, an increase in notes payable of $360,000, an increase in related party notes payable of $126,152, an increase in convertible notes payable, net of unamortized discount, of $384,176, an increase in related party convertible notes payable of $20,000, and an increase in related party payables of $469,716.

Cash Flows	For the nine months ended		Increase
	September 30, 2019	September 30, 2018	(Decrease)
Net cash used by operating activities	$(1,814,529)	$(1,070,725)	$(743,084)
Net cash used by investing activities	(2,628)	––	(2,628)
Net cash provided by financing activities	1,828,868	1,110,799	718,069
Net cash provided by continuing operations	11,711	40,074	(28,363)
Net cash used by discontinued operations	––	(39,942)	39,942
Increase (decrease) in cash	$11,711	$132	$11,579

Cash Flows from Operating Activities

During the nine months ended September 30, 2019, the Company used $1,814.529 of cash for operating activities compared with $1,070,725 for the nine months ended September 30, 2018. The increase in cash used by operating activities of $743,084 is primarily attributable to a decrease in net income of $24,538,561; increases in depreciation and amortization of $220, losses on fair value adjustments of $261,441, a loss on settlement of $33,272, deposits of $7,800, royalties payable of $7,258, and related party payables of $394,027; and decreases in stock compensation/stock option amortization of $580,202, discount amortization of $2,756,000, allowance for bad debt of $236, gain on disposal of subsidiary of $5,079,416, gain on extinguishment of debt of $23,846,763, debt accretion of $654,543, accounts receivable of $3,039, and accounts payable and accrued expenses of $1,302,938.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, the Company used $2,628 of cash flow from investing activities compared to $0 for the nine months ended September 30, 2018.  The increase in cash used by investing activities is attributable to the purchase of computer equipment in the current period.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, the Company was provided with $1,828,868 of cash flow from financing activities, compared with $1,110,799 for the nine months ended September 30, 2018.  The increase in cash flows provided by financing activities of $718,069 is attributable to an increase in proceeds from notes payable of $220,000, an increase in repayments of notes payable of $17,224, a decrease in proceeds from convertible notes payable of $268,220, an increase in repayments of convertible notes payable of $15,000, an increase in repayments of debentures of $754,369, a decrease in proceeds from the issuance of preferred shares of $231,000, and an increase in proceeds from the issuance of common stock of $1,783,882.

The Company’s principal sources of funds have been from the Company’s sales of its preferred and common stock, loans from related parties and third-party lenders, and net revenues generated from the sale and licensing of its remote healthcare products and services.

During the nine months ended September 30, 2019, the Company received $1,825,132 and $69,000 in funds from the issuance common shares and preferred shares, respectively, compared to $41,250 and $300,000 during the nine months ended September 30, 2018.

As of September 30, 2019, related parties are due a total of $2,253,882 consisting of $1,000,643 in accrued compensation owed to officers and directors; $473,793 in accrued benefits and cash advances from officers and beneficial owners to the Company for operating expenses; $759,446 in promissory notes; and $20,000 in convertible promissory notes.

During the nine months ended September 30, 2019, $1,003,783 in related party compensation was accrued, and $573,000 was paid, and $300,000 was used for the subscription of $3,600,000 shares of the Company’s restricted common stock.  In June 2019, $575,132 of related party debt was purchased by non-related-parties (the “Proceeds”).  The Proceeds were collected on behalf of the related parties by the Company.  Of the $396,500 paid to related parties during the current period, $159,500 was Proceeds.  The remaining Proceeds of $415,632 were subsequently loaned to the Company by the related parties for operating expenses.

During the nine months ended September 30, 2019, $498,870 in benefits were accrued and cash advances were made to the Company by related parties for overhead requirements, of which $159,938 was paid/repaid to related parties.

During the nine months ended September 30, 2019, interest on related party debt in the amount of $80,003 was expensed. As of September 30, 2019, a total of $12,643 in accrued interest remains.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $25,649,201, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2019, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine-month period ended September 30, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On May 6, 2019, in connection with an equity funding, the Company issued 12,000,000 shares of its restricted common stock for cash in the amount of $1,000,000, of which $500,000 is receivable.

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

On May 15, 2019, in connection with an employment agreement, the Company issued 125,000 shares of the Company’s restricted common stock, valued at $8,388, for cash in the amount of $125.

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

On June 20, 2019, in connection with the cashless exercise of certain warrants, the Company issued 600,000 shares of the Company’s restricted common stock, valued at $63,600.

On June 20, 2019, in connection with a certain consulting agreement, the Company issued 2,000,000 shares of its restricted common stock to the consultant for services valued at $212,000.

On June 25, 2019, in connection with a certain consulting agreement, the Company issued 37,500 shares of its restricted common stock to the consultant for services valued at $3,750.

In June 2019, in connection with certain convertible debentures, the holders elected to convert $80,142 into 2,605,660 shares of the Company’s restricted common stock.

In June 2019, in connection with certain convertible debt in the amount of $256,232, the Company issued 3,902,200 shares of its restricted common stock.

In July 2019, in connection with certain convertible debt in the amount of $354,000, the Company issued 5,900,000 shares of its restricted common stock.

In July 2019, in connection with certain promissory notes in the amount of $220,000, the Company issued 1,200,000 shares of its restricted common stock, valued at $190,200.

In July 2019, in connection with the settlement of certain related party convertible debentures, the Company issued 1,380,811 shares of its restricted common stock, valued at $131,315.

In July 2019, in connection with a certain consulting agreement, the Company issued 37,500 shares of its restricted common stock to the consultant for services valued at $3,750.

In August 2019, in connection with an investment in Global Career Network, Inc., the Company issued 6,666,667 shares of its restricted common stock for $0.15 per share, valued at $1,000,000.

In August 2019, in connection with the SAFE offering, the Company issued 6,375,000 shares of its restricted common stock, including 1,875,000 shares issued to accredited investors, valued at $156,250, and 4,500,000 shares issued to four officers/directors in exchange for the reduction of accrued compensation in the amount of $375,000.

In September 2019, in connection with the conversion of certain convertible debt in the amount of $855,503, the Company issued 8,555,029 shares of its restricted common stock, including 5,897,419 shares issued to Huntington Chase, LLC, a beneficial owner, for convertible debt in the amount of $589,742.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.1(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.7	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.10	12% Convertible Promissory Note dated April 2, 2019	Filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.11	Securities Purchase Agreement dated April 2, 2019	Filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.12	12% Convertible Promissory Note dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.13	Warrant dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.14	Securities Purchase Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.15	Registration Rights Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.16	Warrant dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.17	Debt Settlement and Warrant Retirement dated June 4, 2019	Filed with the SEC on June 11, 2019 as part of the Company's Current Report on Form 8-K
4.18	Senior Secured Note dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.19	Note and Purchase Agreement dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.19	12% Fixed Convertible Promissory Note dated October 23, 2019	Filed with the SEC on October 16, 2019 as part of the Company's Current Report on Form 8-K
4.20	10% Convertible Promissory Note dated October 30, 2019	Filed with the SEC on October 16, 2019 as part of the Company's Current Report on Form 8-K
(10)	Material Contracts
10.1	Employment Agreement between Parallax Health Sciences, Inc. and David Appell dated April 19, 2019	Filed with the SEC on October 23, 2019, as part of the Company’s Quarterly Report on Form 10-Q.
10.2	Purchase Agreement between Parallax Health Sciences, Inc. and Global Center Networks dated August 28, 2019	Filed with the SEC on October 16, 2019 as part of the Company's Current Report on Form 8-K
(22)	List of Subsidiaries
Parallax Health Management, Inc.
Parallax Behavioral Health, Inc.
Parallax Diagnostics, Inc.
Parallax Communications, Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Additional Exhibits
99.1	Parallax Health Sciences, Inc. Investor Presentation dated March 29, 2019	Filed with the SEC on April 1, 2019 as part of the Company's Current Report on Form 8-K
99.2	Press release dated September 19, 2019 – Global Career Networks, Inc.	Filed with the SEC on October 16, 2019 as part of the Company's Current Report on Form 8-K
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: November 15, 2019	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

Dated: November 15, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer