Form 10-K/A
period 2018-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2019-11-26
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 4

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

238,579,740 common shares issued and outstanding as of November 26, 2019

EXPLANATORY NOTE

This Amendment No. 4 (“Amendment No. 4”) to the Annual Report on Form 10-K of Parallax Health Sciences, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the year ended December 31, 2018, filed with the SEC on April 1, 2019, (the “2018 Annual Report”), is being filed (1) in response to SEC Comment Letters dated November 4, 2019; and (2) to include in the 2018 Annual Report the changes made by Amendment No. 4 to the Company’s recent S-1 filing, as applicable.

In addition to amending the 2018 Annual Report as described above, this Amendment No. 4 amends (1) Item 15 of Part IV, to include (i) new certifications for this Amendment No. 4 pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and (ii) Exhibit 3.1(b), 3.4 through 3.7, 4.0 through 4.11, and 4.17; and (2) the cover page to update the number of outstanding shares of Company’s Common Stock.

Additionally, except as specifically referenced herein, this Amendment No. 4 does not affect any other portion of the 2018 Annual Report, nor does it reflect any event occurring after April 1, 2019, the filing date of the 2018 Annual Report, except as amended in the section(s) entitled, “Employees” under Item 1: Business, “Recent Sale of Unregistered Securities” under Item 5: Market for Common Equity and Related Stockholder Matters, ”Defaults” and “Personnel” under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, “Management’s Report on Internal Control over Financial Reporting” under Item 9A: Controls and Procedures, “Beneficial Ownership Table” under Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and “Related Parties” and “Related Party Payable” under Item 13: Certain Relationships and Related Transactions, and Director Independence.

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

Employees

As of December 31, 2018, the Company had 7 employees, inclusive of its 3 executive officers . All 7 employees were full-time employees.

The Company currently has 9 full-time employees, inclusive of its 4 executive officers. All 9 employees are full-time employees.

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

On January 11, 2018, pursuant to a resolution of the Board, the Company issued 6,000,000 shares of its restricted Common Stock to certain officers and directors as follows: 5,000,000 shares to Calli R. Bucci, an officer and director, and 500,000 shares each to John L. Ogden and Edward W. Withrow Jr., directors.  The shares were purchased at par, or $0.001 per share, for  $6,000, of which $1,000 was cash and $5,000 was stock compensation. 34

On January 19, 2018, in connection with an equity offering, the Company issued 1,000,000 shares of its restricted Common Stock at a price of $0.04 per share to accredited investors, for cash in the amount of $40,000. 34

On January 29, 2018, in connection with a certain consulting agreement, the Company issued 250,000 shares of its restricted Common Stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $67,500, of which 25% vest immediately, and the remainder vest periodically over the term of the agreement. 34

In February 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted Common Stock to the note holders, accredited investors, as a form of interest.  The shares were valued at $44,000, of which $22,211 was expensed, $21,789 was deferred, to be amortized over the term of the notes, and $43,560 was recorded to paid in capital. 34

On April 5, 2018, in connection with a stock purchase agreement, the Company granted a key employee the right to purchase 1,000,000 shares of its restricted Common Stock at a price of $0.001 per share.  The shares, valued at $200,000, were issued for cash in the amount of $1,000.  As a result, $199,000 was recorded to paid in capital. 34

On April 8, 2018, in connection with certain convertible debt in the amount of $45,000 and accrued interest of $3,114, the Company issued 481,130 shares of its restricted Common Stock to accredited investors at a conversion rate of $0.10 per share. 34

In May 2018, in connection with certain senior secured promissory notes, the Company issued 890,000 shares of its restricted Common Stock to the note holders, accredited investors, as a form of interest.  The shares were valued at $89,000, of which $62,583 was expensed, $11,417 was deferred, to be amortized over the term of the notes. 34

On June 30, 2018, in connection with the exercise of certain employee stock options, the Company issued 846,051 shares of its restricted Common Stock at a conversion rate of $0.05 per share.  The shares were issued on a cashless basis, resulting in a net value of $269,325. 34

On July 28, 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted Common Stock to the note holders, accredited investors, as a form of interest.  The shares were valued at $15,000. 34

In August 2018, in connection with certain senior secured promissory notes, the Company issued 440,000 shares of its restricted Common Stock to the note holders, accredited investors, as a form of interest.  The shares were valued at $44,000. 34

On August 10, 2018, in connection with the Company’s convertible Series C Preferred Stock (“Series C Shares”) equity offering, an accredited investor was issued 20,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $100,000.  The Series C Shares are convertible into shares of the Company’s restricted common stock at a ratio of 41.67 shares of common stock for each share of preferred stock held ($0.12) for a period of one (1) year from the date of issuance; or thereafter at the lower of (i) $0.12 per share or (ii) a 33% discount of (a) the Company’s next primary offering or (b) any new equity linked financing within the next 24 months of the closing date of the Series C Shares offering. 34

On August 11, 2018, in connection with the Company’s Series C Shares equity offering, an accredited investor was issued 40,000 Series C Shares at a price of $5.00 per share, for cash in the amount of $200,000. 34

On August 12, 2018, in connection with certain convertible debt in the amount of $10,000 and accrued interest of $1,000, the Company issued 110,000 shares of its restricted Common Stock to an accredited investor at a conversion rate of $0.10 per share. 34

On August 13, 2018, in connection with the exercise of certain employee stock options, the Company issued 1,071,430 shares of its restricted Common Stock at a conversion rate of $0.05 per share to Calli R. Bucci, an officer and director.  The shares were issued on a cashless basis, resulting in a net value of $187,500. 34

On August 20, 2018, in connection with certain convertible debt in the amount of $150,000 and accrued interest of $15,000, the Company issued 1,650,000 shares of its restricted Common Stock to an accredited investor at a conversion rate of $0.10 per share. 34

On August 28, 2018, in connection with certain convertible debt in the amount of $20,000 and accrued interest of $2,000, the Company issued 220,000 shares of its restricted Common Stock to an accredited investor at a conversion rate of $0.10 per share. 34

On September 28, 2018, in connection with certain senior secured promissory notes, the Company issued 150,000 shares of its restricted Common Stock to the note holders, accredited investors, as a form of interest.  The shares were valued at $15,000. 34

On September 30, 2018, in connection with certain convertible debt in the amount of $50,000, the Company issued 625,000 shares its restricted Common Stock to an accredited investor at a conversion rate of $0.08 per share.  As a result, $49,375 was recorded to paid in capital. 34

On September 30, 2018, in connection with the Company’s Series C Shares equity offering, Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley, officers and directors of the Company, were each issued 30,000 Series C Preferred shares, for an aggregate of 90,000 Series C Shares, at a price of $5.00 per share, in exchange for debt in the principal sum of $450,000. 34

On November 1, 2018, in connection with a certain consulting agreement, the Company issued 600,000 shares of its restricted Common Stock to the consultant for services to be provided over a twelve (12) month period.  The shares were valued at $85,500, and vest monthly over the term of the agreement. 34

As of December 31, 2018, a total of $3,272,500 in deferred stock compensation was recorded, of which $1,028,498 was expensed in prior years, and $1,095,193 was expensed in 2018.  There remains $1,148,809 in deferred stock compensation as of December 31, 2018, to be expensed over the next thirty (30) months.

Exemption From Registration. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

In addition, management determined that there is no future sacrifice of economic benefit arising from certain debt previously recognized by the Company to transfer assets or provide services in the future.  As a result, certain notes and loans payable in the amount of $95,975, accrued interest in the amount of $56,892, and accounts payable in the amount of $284,714, were extinguished, and a loss of $357,853 was recognized from a debt exchange transaction.

The total gain on extinguishment of debt for the year ended December 31, 2018 was $22,858,009.

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

As of December 31, 2018, the Company had total liabilities of $7,314,811 compared with total liabilities of $28,190,825 at December 31, 2017. The decrease in total liabilities of $20,876,014 is attributable to a decrease in accounts payable and accrued expenses of $393,210, an increase in short-term derivative liability of $23,925, an increase in short-term debentures, net of unamortized discount, of $724,903, an increase in related party short-term debentures of $411,006, an increase in convertible notes payable of $294,294, an increase in related party payables of $375,153, a decrease in license fees payable of $460,000, an increase in royalties payable of $110,000, an increase in long-term derivative liability of $34,000, an increase in long-term debentures, net of unamortized discount, of $184,870, a decrease in unsecured notes payable of $95,975, a decrease in related party convertible notes payable of $100,000, repayments of secured notes payable of $9,245, a decrease in unamortized discount of $3,145,000, a decrease in long-term secured promissory notes of $20,500,000, and a decrease in liabilities subject to compromise of $4,620,735.

Results of Operations

The year ended December 31, 2018, compared to the year ended December 31, 2017

	For the year ended
	December 31, 2018	December 31, 2017
Revenue	$11,739	$94,937
Cost of sales	$20,339	$142,044
Gross profit (loss)	$(8,600)	$(47,107)
General and administrative expenses	$6,626,063	$4,125,612
Operating loss	$(6,634,663)	$(4,172,719)
Gain on disposal of subsidiary	$4,478,268	$––
Gain on extinguishment of debt	$22,858,009	$––
Loss on fair value adjustments	$(123,875)	$––
Discount amortization	$(2,805,000)	$(5,450,000)
Interest expense, net of income	$(2,164,530)	$(1,018,479)
Net income (loss) – continuing operations	$15,608,209	$(10,641,198)
Net income (loss) – discontinued operations	$(824,398)	$(3,153,553)
Net income (loss)	$14,783,811	$(13,794,751)

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

General and Administrative Expenses

	For the year ended
	December 31, 2018	December 31, 2017	Variances
Legal, accounting, and management services	$2,279,281	$741,553	$1,537,728
Stock compensation/stock option amortization	3,513,710	2,601,608	912,102
Salaries, taxes and benefits	360,226	619,574	(259,348)
Depreciation and amortization	120,620	83,739	36,881
Rent expense-office	73,351	8,148	65,203
Travel, meals and entertainment	50,767	23,900	26,867
Office supplies and miscellaneous expenses	228,108	47,090	181,018
Total general and administrative expenses	$6,626,063	$4,125,612	$2,500,451

General and administrative expenses in the amount of $6,626,063 for the year ended December 31, 2018, were comprised of $2,279,281 in legal, accounting and management fees, $3,513,710 in stock compensation/stock option amortization, $360,226 in salaries and related taxes and benefits, $120,620 in depreciation and amortization, $73,351 in rent expense, $50,767 in travel, meals and entertainment, and $228,108 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $4,125,612 for the year ended December 31, 2017, were comprised of $741,553 in legal, accounting and management fees, $2,601,608 in stock compensation/stock option amortization, $619,574 in salaries and related taxes and benefits, $83,739 in depreciation and amortization, $8,148 in rent expense, $23,900 in travel, meals and entertainment, and $47,090 of office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2018, were $6,626,063 as compared to $4,125,612 for the year ended December 31, 2017, which resulted in an increase in general and administrative expenses for the current year of $2,500,451.

Significant changes in general and administrative expenses of $2,500,451 during the year 2018 compared to 2017 were attributable to the following items:

•an increase in legal, accounting and consulting services of $1,537,728, primarily due to an increase in legal costs of $480,598 resulting from pending litigation and other matters requiring legal counsel; an increase from the establishment of a $250,000 reserve for anticipated future legal costs related to pending litigation; an increase of $112,441 resulting from consultants retained for litigation and valuation purposes in the current year, compared to no such expense in the prior year; a decrease in accounting and audit fees of $164,786 due to a change in auditors in the prior year, resulting in 2016 and 2017 audit fees charged by the newly engaged audit firm in the prior year, compared to only 2018 fees charged in the current year; an increase management consulting fees of $824,225 resulting from changes in management; and an increase in miscellaneous management fees of $35,250; and

•an increase in stock compensation/stock option amortization of $912,102, primarily due to an increase in stock awards, resulting in an increase in stock compensation of $926,944; an increase in deferred compensation for stock awards, resulting in an increase in stock award amortization expense of $42,863; the issuance of additional stock options, resulting in an increase in stock option amortization of $301,392; and fully amortized stock options, resulting in a decrease in stock option amortization of $359,097; and

•a decrease in salaries and fees, and related taxes and benefits of $259,348 primarily due to a decrease in compensation of $18,798, and employee benefits of $73,715, resulting from a decrease in staff; a decrease in payroll tax expense of $131,335 resulting from a reduction in accrued compensation and related payroll taxes; and a decrease in miscellaneous fees for outside services in the amount of $35,500; and

•an increase in depreciation and amortization of $36,881, primarily due to  the acquisition of additional intangible assets in the prior year, resulting in partial year amortization expense in the prior year compared to a full year amortization in the current year; and

•an increase in rent expense for office space of $65,203, due to vacating certain temporary office space and the reallocation of primary office space; and

•an increase in travel, meals and entertainment of $26,867, primarily due to an increase in travel costs of $5,209; a one-time relocation cost incurred in the current year of $20,000, and an increase in meals and entertainment of $1,658; and

•an increase in office supplies and miscellaneous expenses of $181,018, due to an increase in automobile expense of $40,371, computer and internet costs of $9,814, transfer agent fees of $10,935, patent and product development costs of $73,896, storage and moving of $31,343, communication costs of $10,712, and other general office and administrative expenses of $3,947.

General and administrative expenses for both 2018 and 2017 were incurred for the purpose of advancing the Company closer to its financing and operating goals in the bio-medical and digital healthcare sectors.

Net Income (Loss)

During the year ended December 31, 2018, the Company generated net income from continuing operations of $15,608,209, compared with a net loss from continuing operations of $10,641,198 for the year ended December 31, 2017. The increase in net income of $26,249,407 is attributable to a decrease in gross losses of $38,507, an increase in general and administrative expenses of $2,500,451, an increase from the gain on disposal of subsidiary of $4,478,268, an increase from the gain on extinguishment of debt of $22,858,009, a decrease in discount amortization of $2,645,000, and an increase in interest expense of $1,146,051.

Liquidity and Capital Resources

Working Capital			Increase
	December 31, 2018	December 31, 2017	(Decrease)
Current assets	$262	$55,419	$(55,157)
Current liabilities	5,115,692	3,679,621	1,436,071
Working capital (deficit)	$(5,115,430)	$(3,624,202)	$(1,491,228)

As of December 31, 2018, the Company had cash in the amount of $262 compared to $183 as of December 31, 2017.

The Company had a working capital deficit of $5,115,430 as of December 31, 2018, compared to a working capital deficit of $3,624,202 at December 31, 2017. The increase in working capital deficit of $1,491,228 is primarily attributable to an increase in cash of $79; decreases in accounts receivable of $3,275, and current assets held for sale of $51,961; increases in short-term derivative liability of $23,925, short-term debentures of $724,903, related party short-term debentures of $411,006, convertible notes payable of $294,294, and related party payable of $375,153; and a decrease in accounts payable and accrued expenses of $393,210.

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

During the year ended December 31, 2018, the Company used $1,291,984 of cash flow for operating activities of continuing operations, compared with $1,351,195 for the year ended December 31, 2017. The decrease in cash used by operating activities of $59,211 is primarily attributable to an increase in net income from continuing operations of $26,249,407; increases in depreciation and amortization of $36,881, stock compensation/stock option amortization of $912,102, losses from fair value adjustments of $123,875, and debt accretion of $1,107,753; decreases in discount amortization of $2,645,000, and allowance for bad debt of $3,764; decreases resulting from the gain on disposal of subsidiary of $4,478,268, and the gain on extinguishment of debt of $22,858,009; an increase in the changes in accounts receivable of $4,271, accounts payable and accrued expenses of $249,220, and related party payables of $1,365,139; and a decrease in the changes in prepaid expenses of $2,690.

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

As of December 31, 2018, related parties are due a total of $1,906,826, consisting of $869,859 in accrued compensation owed to officers; $134,861 in cash advances from officers and beneficial owners to the Company for operating expenses; $411,006 in convertible debentures; and $491,100 in related party convertible notes payable.

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

Defaults

The following represents the obligations previously in default at December 31, 2018, as a result of cash flow constraints, which have been cured to the satisfaction of the noteholder:

Debt Type	Principal	Default APR	Maturity	Date Cured	Aggregate Settlement
Convertible Promissory Notes	$100,000	20%	05/2018	08/2019	$435,000	[1]

[1] Consists of $125,000 in new no-convertible promissory note, $30,000 in cash and 2,400,000 shares of Common Stock, valued at $280,000.

A convertible promissory note in the principal sum of $100,000 matured in May 2018.  Due to cash flow constraints, the note went into default.  In August 2019, a settlement was reached with the noteholder, the terms of which include the issuance of a new non-convertible promissory note in the amount of $125,000, a cash payment in the amount of $30,000, and 2,400,000 shares of the Company’s Common Stock, valued at $280,000, at which time the default was cured. The new promissory note bears interest at a rate of 8%, and matures August 2020.

In addition to the defaults disclosed above, $111,000 of the Company’s short-term indebtedness at December 31, 2018, has been extended by verbal agreement from its original maturity date. Under the verbal agreements, the noteholders have agreed to extend the due date until such time as the Company completes its August 2019 private placement offering; or the noteholders opt to convert the debt into common stock.  With the exception of the extension the maturity date, the terms of the notes under verbal agreement remain the same as the original notes, which bear interest at a rate of 10%-12% per annum, and are convertible into restricted shares of the Company’s Common Stock at a conversion rate of $0.10 per share.  As of the date of this filing, no demand for payment or request for conversion has been made.

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

On July 3, 2019, the Company issued Senior Secured Notes (the “Senior Notes”) for proceeds in the aggregate principal sum of $220,000. The Senior Notes bear interest at a rate of 8% per annum, and mature 180 days from issuance. As additional consideration, 1,200,000 shares of the Company’s restricted common stock is being issued to the note holders, valued at $190,200.

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

Personnel

As of December 31, 2018, the Company had 7 employees, inclusive of its 3 executive officers. All 7 employees were full-time employees.

Currently, the Company has 9 employees, inclusive of its 4 executive officers. All 9 employees are full-time employees.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $19,190,922, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms. There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

31150 Northwestern Highway, Suite 200, Farmington Hills, Michigan 48334  (248) 626-2400  Fax (248) 626-4298

2444 East Hill Road, Grand Blanc, Michigan 48439  (810) 694-0336  Fax (810) 694-9789

Website: freedmangoldberg.com

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	As Restated	As Restated
ASSETS
Current assets
Cash and cash equivalents	$262	$183
Accounts receivable, net	––	3,275
Current assets held for sale	––	51,961
Total current assets	262	55,419

Intangible assets, net	579,035	709,655
Goodwill	785,060	785,060
Noncurrent assets held for sale	––	201,902

TOTAL ASSETS	$1,364,357	$1,752,036

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,655,138	$3,048,348
Derivative liability, short-term	23,925	––
Debentures, convertible	724,903	––
Debentures, convertible, related party	411,006	––
Notes payable, convertible, net of discount	296,000	1,706
Related party payables	1,004,720	629,567
Total current liabilities	5,115,692	3,679,621

Long-term liabilities
License fee payable	430,000	890,000
Royalties payable	310,000	200,000
Derivative liability, long-term	34,000	––
Debentures, convertible, net of unamortized discount	184,870	––
Notes and loans payable, unsecured	––	95,975
Note payable, convertible	720,154	144,000
Notes payable, related party, convertible	491,100	1,167,254
Notes payable, secured, net of unamortized discount	28,995	17,393,240
Total long-term liabilities	2,199,119	19,890,469

Liabilities subject to compromise	––	4,620,735
Total liabilities	7,314,811	28,190,825

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	1,014	864
1,013,691 and 863,691 issued and outstanding
as of December 31, 2018 and 2017, respectively
Common stock, $.001 par, 500,000,000 and 250,000,000 shares authorized,	158,113	136,754
158,113,141 and 136,754,530 issued and outstanding
as of December 31, 2018 and 2017, respectively
Additional paid in capital - preferred	1,699,000	665,803
Additional paid in capital - common	11,382,341	6,449,768
Subscriptions receivable	––	(592)
Accumulated deficit	(19,190,922)	(33,691,386)
Total stockholders' deficit	(5,950,454)	(26,438,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,364,357	$1,752,036

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2018	December 31, 2017
	As Restated	As Restated

Revenue	$11,739	$94,937
Cost of sales	20,339	142,044
Gross profit (loss)	(8,600)	(47,107)

General and administrative expenses	6,626,063	4,125,612

Operating loss	(6,634,663)	(4,172,719)

Other income (expenses)
Gain on disposal of subsidiary	4,478,268	––
Gain on extinguishment of debt	22,858,009	––
Loss on fair value adjustments	(123,875)	––
Discount amortization	(2,805,000)	(5,450,000)
Interest expense, net of income	(2,164,530)	(1,018,479)
Total other income (expenses)	22,242,872	(6,468,479)

Net income (loss) - continuing operations	15,608,209	(10,641,198)

Net loss - discontinued operations	(824,398)	(3,153,553)

Net income (loss)	$14,783,811	$(13,794,751)

Net income (loss) per common share - basic
Continuing operations	$0.105	$(0.088)
Discontinued operations	$(0.006)	$(0.026)

Net income (loss) per common share - diluted
Continuing operations	$0.072	$(0.060)
Discontinued operations	$(0.004)	$(0.018)

Weighted average common shares outstanding - basic	148,335,736	120,493,618
Weighted average common shares outstanding - diluted	215,576,153	178,292,040

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

STATEMENT OF STOCKHOLDERS DEFICIT – AS RESTATED

FROM JANUARY 1, 2017 TO DECEMBER 31, 2018

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL		DEFERRED	SUBSCRIPTIONS	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	PREFERRED	COMMON	COMPENSATION	RECEIVABLE	DEFICIT	TOTAL

Balance, January 1, 2017	833,691	$834	107,066,774	$107,067	$515,833	$1,933,518	$(232,906)	$(1,592)	$(19,896,635)	$(17,573,881)

Issuance of preferred stock for cash	30,000	30			149,970					150,000

Issuance of common stock for acquisition of intangible assets			2,500,000	2,500		622,500				625,000

Issuance of common stock for cash			3,950,000	3,950		193,550				197,500

Issuance of common stock for services			3,000,000	3,000		747,000		(3,000)		747,000

Issuance of common stock for debt settlement			2,100,000	2,100		112,900				115,000

Conversion of related party debt			3,906,154	3,906		521,827				525,733

Beneficial conversion feature of debt						592,582				592,582

Grant of stock options to consultants						1,430,800	(1,430,800)			––

Grant of stock options to employees						495,950	(495,950)			––

Grant of stock awards for services			13,950,000	13,950		2,835,300	(2,838,500)	(10,250)		500

Grant of stock warrants						335,598	(187,180)			148,418

Exercise of stock options-employees			281,602	281		67,303				67,584

Forfeiture of stock options						(246,985)	246,985			––

Change in value of stock options						(3,983)	3,983			––

Amortization of stock options							589,678			589,678

Amortization of stock awards							1,028,498			1,028,498

Amortization of stock warrant							128,100			128,100

Subscriptions received								14,250		14,250

Net loss									(13,794,751)	(13,794,751)

Balance, December 31, 2017	863,691	$864	136,754,530	$136,754	$665,803	$9,637,859	$(3,188,092)	$(592)	$(33,691,386)	$(26,438,789)

Issuance of preferred stock for cash	60,000	60			299,940					300,000

Issuance of preferred stock for related party debt	90,000	90			449,910					450,000

Issuance of common stock to directors			1,000,000	1,000		164,000				165,000

Issuance of common stock to officers			5,000,000	5,000		820,000		(5,000)		820,000

Issuance of common stock for cash			2,000,000	2,000		238,000				240,000

Issuance of common stock for debt service			2,810,000	2,810		278,190	(281,000)			––

Conversion of debt for common stock			6,881,130	6,881		668,733				675,614

Beneficial conversion feature of debt						(27,643)				(27,643)

Grant of stock options to consultant						539,200	(539,200)			––

Grant of stock options to officers/directors						294,500	(294,500)			––

Grant of stock awards for services			1,750,000	1,750		277,360	(153,000)			126,110

Grant of stock warrants						114,603	(113,210)			1,393

Exercise of stock options-officers			1,071,430	1,071		186,429				187,500

Exercise of stock options-employees			846,051	847		268,479				269,326

Forfeiture of stock options						(184,373)	184,373			––

Amortization of stock options							572,869			572,869

Amortization of stock awards							1,095,193			1,095,193

Amortization of stock warrant							73,370			73,370

Change in derivative liability to equity						750,200				750,200

Deemed dividend on Series C preferred stock						283,347			(283,347)	––

Subscriptions received								5,592		5,592

Net income									14,783,811	14,783,811

Balance, December 31, 2018	1,013,691	$1,014	158,113,141	$158,113	$1,699,000	14,025,538	$(2,643,197)	$––	$(19,190,922)	$(5,950,454)

The accompanying notes are an integral part of these financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2018	December 31, 2017
	As Restated	As Restated
Cash flows from operating activities:
Net income (loss)	$15,608,209	$(10,641,198)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	120,620	83,739
Stock compensation/stock option expense	3,513,710	2,601,608
Discount amortization	2,805,000	5,450,000
Allowance for bad debt	236	4,000
Gain on disposal of subsidiary	(4,478,268)	––
Gain on extinguishment of debt	(22,858,009)	––
Loss on fair value adjustments	123,875	––
Debt accretion	1,107,753	1,706
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	3,039	(1,232)
Decrease in prepaid expenses	––	2,690
Increase in accounts payable and accrued expenses	1,980,979	1,731,757
Increase (decrease) in related party payables	780,872	(584,267)
Net cash used by operating activities	(1,291,984)	(1,351,195)

Cash flows from financing activities:
Repayment of notes payable	(9,245)	––
Proceeds from convertible notes payable	825,000	741,000
Repayment of convertible notes payable	(50,000)	––
Proceeds from convertible notes payable, related party	––	300,000
Proceeds from issuance of debentures	225,000
Proceeds from issuance of preferred shares	300,000	150,000
Proceeds from issuance of common shares	41,250	199,000
Proceeds from issuance of common shares for acquisitions	––	2,500
Net cash provided by financing activities	1,332,005	1,392,500

Net cash provided by continuing operations	40,021	41,305

Cash flows from discontinued operations:
Net cash provided (used) by operating activities	(39,942)	43,792
Net cash used by investing activities	––	(94,824)
Net cash used by discontinued operations	(39,942)	(51,032)

Net increase (decrease) in cash	79	(9,727)

Cash - beginning of period	183	9,910

Cash - end of period	$262	$183

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$2,805,000	$5,450,000
Beneficial conversion feature of convertible promissory notes	$347,487	$592,582
Fair value of stock warrants	$1,393	$148,418
Embedded conversion option of convertible promissory notes	$60,350	$––
Intrinsic value of beneficial conversion feature upon extinguishment of debt	$375,100	$––
Conversion of accounts payable to related party debentures	$128,132	$––
Conversion of accounts payable into common stock	$––	$15,000
Conversion of related party payables to preferred stock	$450,000	$––
Conversion of convertible related party payable to common stock	$––	$510,733
Conversion of convertible notes payable into common stock	$675,614	$87,500
Conversion of convertible notes payable to debentures	$755,627	$––
Conversion of related party convertible notes payable to non-related party convertible notes payable	$576,154	$––
Conversion of related party payables to non-related party payables	$42,356	$105,746
Issuance of common stock for acquisition of intangible assets	$––	$622,500
Subscriptions receivable	$––	$(592)

SUPPLEMENTAL INFORMATION
Interest paid:
Continuing operations	$185,937	$52,566
Discontinued operations	$106	$202,550

Income taxes paid	$––	$––

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $19,190,922, and a working capital deficit of $5,115,430, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

	December 31, 2018			December 31, 2017
	As Previously Reported	As Restated	Increase (Decrease)	As Previously Reported	As Restated	Increase (Decrease)
CONSOLIDATED BALANCE SHEETS
Derivative liability, short-term	––	23,925	23,925	––	––	––
Debentures, convertible	755,627	724,903	(30,724)	––	––	––
Debentures, convertible, related party	428,132	411,006	(17,126)	––	––	––
Notes payable, convertible, net of discount	296,000	296,000	––	741,000	1,706	(739,294)
Total current liabilities	5,139,617	5,115,692	(23,925)	4,418,915	3,679,621	(739,294)
Derivative liability, long-term	––	34,000	34,000	––	––	––
Debentures, convertible, net of unamortized discount	226,050	184,870	(41,180)	––	––	––
Total liabilities	7,345,916	7,314,811	(31,105)	28,930,119	28,190,825	(739,294)
Additional paid in capital - preferred	1,415,653	1,699,000	283,347	665,803	665,803	––
Additional paid in capital - common	9,715,921	11,382,341	1,666,420	5,580,668	6,449,768	869,100
Accumulated deficit	(17,272,260)	(19,190,922)	1,918,662 [1]	(33,561,580)	(33,691,386)	129,806
Total stockholders' deficit	(5,981,559)	(5,950,454)	(31,105)	(27,178,083)	(26,438,789)	(739,294)

CONSOLIDATED STATEMENTS OF OPERATIONS
General and administrative expenses	$6,552,693	$6,626,063	$73,370	$3,997,512	$4,125,612	$128,100
Operating loss	(6,561,293)	(6,634,663)	73,370	(4,044,619)	(4,172,719)	128,100
Gain on extinguishment of debt	23,215,862	22,858,009	(357,853)	––	––	––
Loss on fair value adjustments	––	(123,875)	123,875	––	––	––
Discount amortization	(2,806,050)	(2,805,000)	(1,050)	––	––	––
Interest expense, net of income	(1,213,069)	(2,164,530)	951,461	(1,016,773)	(1,018,479)	(1,706)
Total other income (expenses)	23,675,011	22,242,872	(1,432,139)	(6,466,773)	(6,468,479)	(1,706)
Net income (loss) - continuing operations	17,113,718	15,608,209	(1,505,509)	(10,511,392)	(10,641,198)	129,806
Net income (loss)	16,289,320	14,783,811	(1,505,509)	(13,664,945)	(13,794,751)	129,806
Net income (loss) per common share - continuing operations - basic	$0.115	$0.105	$(0.010)	$(0.087)	$(0.088)	$(0.001)
Net income (loss) per common share - continuing operations - diluted	$0.079	$0.072	$(0.007)	$(0.059)	$(0.060)	$0.001

CONSOLIDATED STATEMENTS OF CASH FLOWS
Net income (loss)	$17,113,718	$15,608,209	$(1,505,509)	$(10,511,392)	$(10,641,198)	$129,806
Stock compensation/stock option expense	3,440,340	3,513,710	73,370	2,473,510	2,601,608	128,098
Discount amortization	2,806,050	2,805,000	(1,050)	––	––	––
Gain on extinguishment of debt	(23,215,862)	(22,858,009)	357,853	––	––	––
Loss on fair value adjustments	––	123,875	123,875	––	––	––
Debt accretion	––	1,107,753	1,107,753	––	1,706	1,706
Increase in accounts payable and accrued expenses	2,137,271	1,980,979	(156,292)	1,731,757	1,731,759	2
Non-Cash Activities:
Discounts on long-term liabilities	$2,806,050	$2,805,000	$(1,050)	$5,450,000	$5,450,000	$––
Beneficial conversion feature of convertible promissory notes	––	347,487	347,487	––	592,582	592,582
Fair value of stock warrants	––	1,393	1,393	––	148,418	148,418
Embedded conversion option of convertible promissory notes	––	60,350	60,350	––	––	––
Supplemental Information:
Interest paid-continuing operations	342,230	185,937	(156,293)	52,566	52,566	––

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

Fair Value of Financial Instruments

As of December 31, 2018 and 2017, the carrying values of Company’s Level 1 financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 6 for additional information about long-term debt.

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

NOTE6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2018	December 31, 2017
Short-term:
Notes payable, convertible	$296,000	$1,706
Debentures, convertible	724,903	––
Total short-term notes payable	1,020,903	1,706

Long-term:
Notes and loans payable, unsecured	––	95,975
Debentures, convertible, net of unamortized discount	184,870	––
Notes payable, convertible	720,154	144,000
Notes payable, secured, net of unamortized discount:	28,995	17,393,240
Total long-term notes and loans payable	934,019	17,633,215

Total notes and loans payable	$1,954,922	$17,634,921

Non-related party convertible debt consist of the following:

Holder	Principal		APR	Accrued Interest		Conversion Price	Term/Due

Convertible promissory notes:
Lender Group A	$120,000		12-20%	$164,060		$0.10	05/2018
Investor Group A	176,000		10%	21,681		$0.10	09/2018
The Kasper Group, Ltd.	144,000		7%	70,587		$0.10	10/2019
Joseph M. Redmond	576,154	[1]	5%	119,550	[1]	$0.10	07/2017
	1,016,154			376,127

Convertible debentures:
Short-term	724,903		10%	––		$0.12	02/2019
Long-term	184,870		10%	––		$0.12	11/2021
	909,773			––

Total convertible debt	$1,925,927			$376,127

[1]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, $576,154 in convertible promissory notes and accrued interest of $90,742 was reclassified from related party transactions (Note 8) to non-related party transactions. See Note 18 for additional information and legal proceedings related to Mr. Redmond.

During the years ended December 31, 2018 and 2017, respectively, the Company issued short-term non-related party convertible promissory notes in the aggregate principal sum of $825,000 and $741,000, along with 625,000 and 3,705,000 warrants (Note 12), which, upon issuance, were discounted by a total of $605,000 and $741,000, representing $223,607 and $592,582 for beneficial conversion feature, $1,393 and $148,418 for value of warrants, and $380,000 and $0 for derivative liability.  Effective November 14, 2018, $600,000 in principal, plus $55,627 in accrued interest, was exchanged for short-term convertible debentures, at which time $240,000 was reclassified to equity for intrinsic value of warrants, $30,725 was reclassified as derivative liability for embedded conversion option, and $105,320 was recognized as a loss on extinguishment of debt. During the years ended December 31, 2018 and 2017, respectively, a total of  $1,098,974 and $1,706 in debt accretion was expensed; and repayments totaling $670,000 and $0 were made, of which $50,000 and $0 was repaid in cash, and $620,000 and $0 was converted into the Company’s common stock.  The short-term non-related party convertible notes and debentures bear interest at a rate of 10% to 20% per annum, mature in 2019, and are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. In addition, the holders of certain short-term non-related party convertible notes in the principal sum of $145,000 are granted 290,000 shares of the Company’s restricted common stock for each ninety (90) day period; and the holders of certain short-term non-related party convertible notes in the principal sum of $75,000 are granted 150,000 shares of the Company’s restricted common stock for each thirty (30) day period.  An aggregate of 2,810,000 shares of the Company’s restricted common stock are issuable to the note holders through December 31, 2018, valued at $281,000.  As of December 31, 2018 and 2017, respectively, $296,000 and $1,706 in short-term non-related party convertible promissory notes, and $724,903 and $0 in short-term non-related party convertible debentures, remains.

During the years ended December 31, 2018 and 2017, respectively, long-term unsecured non-related party loans and promissory notes in the principal sum of $95,975 and $0, and $56,892 and $0 in accrued interest, were extinguished, resulting in a gain of $152,867 and $0. As of December 31, 2018 and 2017, respectively, long-term unsecured non-related party loans and promissory notes consists of $0 and $95,975, respectively.

During the year ended December 31, 2018, the Company issued long-term non-related party convertible debentures in the aggregate principal sum of $250,000, along with 600,000 warrants (Note 12), which, upon issuance, were discounted by a total of $67,500, representing $25,000 in original issue discount, $30,000 for derivative liability, and $12,500 for embedded conversion option. During the year ended December 31, 2018, a total of  $2,370 in debt accretion was expensed.  The debentures mature in 2021, and are convertible into the Company’s common stock at a conversion price of $0.10 per share. As of December 31, 2018, a total of $23,630 in unamortized discount remains, to be expensed over the next twenty-two (22) months.

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

During the year ended December 31, 2018, a long-term secured non-related party promissory note in the principal sum of $20,500,000, and $2,278,281 in accrued interest, was extinguished in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 18), and recharacterized as a contingent liability (Note 9), resulting in a gain of $22,778,281.  As of December 31, 2018 and 2017, respectively, long-term secured non-related party promissory notes consists of $28,995 and $17,393,240, net of unamortized discount of $0 and $3,145,000.

The future maturities of long-term notes payable are summarized as follows:

Year	2019	2020	2021	Total

Principal	$720,154	$28,995	$184,870	$934,019

During the years ended December 31, 2018 and 2017, respectively, interest on non-related party notes and loans payable in the amount of $1,009,525 and $920,434 was expensed.  As of  December 31, 2018 and 2017, respectively, a total of $376,127 and $1,724,093 in interest, net of debt extinguishments of $2,335,173 and $0, and conversions to common stock of $55,613 and $0, remains accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

As of December 31, 2018 and 2017, respectively, related parties are due a total of $1,906,826 and $1,769,821, consisting of $869,859 and $501,270 in accrued compensation owed to officers; $134,861 and $128,297 in cash advances from officers and beneficial owners to the Company for operating expenses; $411,006 and $0 in convertible debentures, net of embedded conversion option of $17,125 and $0; and $491,100  and $1,167,254 in convertible promissory notes.

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

Between April 26, 2018 and May 8, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to a related party in the aggregate principal sum of $337,750, along with 3,377,500 warrants (Note 12), which, upon issuance, was discounted by a total of $337,500, representing $123,850 for beneficial conversion feature, and $213,900 for derivative liability. During the year ended December 31, 2018, a total of $6,409 in debt accretion was expensed. The Notes bore interest at rate of 12% per annum, contained a repayment provision to convert the Notes into restricted shares of the Company’s common stock at a price of $0.10 per share, and included warrant coverage for a period of three (3) years to purchase shares of the Company’s common stock at an exercise price of $0.10 per share. Effective November 14, 2018, the Notes and related accrued interest of $34,090 were exchanged into convertible debentures (“Debentures”) in the principal amount of $428,132, at which time $135,100 was reclassified to equity for intrinsic value of warrants, and $17,125 was reclassified as derivative liability for embedded conversion option, and $252,533 was recognized as a loss on extinguishment of debt. The Debentures bear interest at a rate of 10% per annum, mature February 28, 2019, and are convertible into shares of the Company’s restricted common stock at a conversion rate of $0.12 per share.

As of December 31, 2018 and 2017, respectively, related party convertible debt consists of $491,100 and $1,167,254 in promissory notes and $411,006 and $0 in debentures.

During the years ended December 31, 2018 and 2017, respectively, interest in the amount of $66,840 and $76,511 was expensed, of which $798 and $16,833 was paid to the note holders in cash; $0 and $35,733 was converted to restricted shares of the Company’s common stock, and accrued interest of $71,839 and $0 was converted to principal.  As of December 31, 2018 and 2017, respectively, a total of $74,060 and $170,600 in accrued interest remains and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

On September 30, 2018, in connection with the Series C convertible preferred stock equity offering (Note 10), three officers of the Company were issued an aggregate of 90,000 Series C preferred shares at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. Upon issuance, a beneficial conversion feature of $100,578 was recorded as a deemed dividend. In connection with the Series C preferred shares, the officers were also issued an aggregate of 1,250,000 warrants, valued at an aggregate of $75,000, and exercisable for a period of three (3) years at an exercise price of $0.25 per share.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

On August 13, 2015, the Company issued a secured promissory note in the amount of $20,500,000 (the “Promissory Note”) in connection with the acquisition of RoxSan Pharmacy, Inc. (“RoxSan”).  The Promissory Note bore interest at a rate of 6% per annum, and matured August 13, 2018 (“Maturity”).  At the time of issuance, management determined that the Promissory Note did not fairly represent the fair market value for the related acquisition.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the Promissory Note was recorded and has been fully expensed.  As part of the derecognition of RoxSan resulting from its Chapter 7 petition filed on May 14, 2018 (Note 18), management reevaluated the characteristics of the Promissory Note.  Included in the evaluation were the following considerations: 1) the related asset is no longer a part of the parent financial statements due to a loss of financial control; 2) the Company is currently in litigation as a result of material breaches by the note holder;  3) the Company has claims against the note holder for losses and damages directly related to the Promissory Note and its underlying assets; 4) there is a high likelihood that no obligation exists.  After careful consideration, management has determined that the current characteristics of the liability are contingent in nature, and has extinguished the debt of $20,500,000 and related $2,278,281 in accrued interest during the current year, resulting in a gain of $22,778,281.

On August 31, 2016, as part of the Company’s acquisition of 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property, the agreement provides for, among other things, the seller to receive up to $2,000,000 through a percentage of revenue generated from RPM business segment (“Revenue Share”), as well as a royalty of 3% (“Royalties”) of certain revenues generated from the Qolpom® intellectual property, as defined in the agreement.  As of December 31, 2018 and 2017, respectively, the present value of future Revenue Share was $430,000 and $890,000 (Note 15); and the present value of future Royalties was $310,000 and $200,000.

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

During the year ended December 31, 2018, in connection with the Series C Shares equity offering, 150,000 Series C Shares were issued at a price of $5.00 per share, of which 60,000 were issued to accredited investors for cash in the amount of $300,000, and 90,000 were issued to officers of the Company in exchange for debt in the principal sum of $450,000. As a result, $749,850 was recorded to preferred paid in capital, and a beneficial conversion feature of $283,347 was recorded as a deemed dividend, of which $100,578 was in connection with the shares issued to officers of the Company.

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

During the years ended December 31, 2018 and 2017, respectively, 14,077,500 and 7,155,000 warrants were granted, and 100,000 and 14,535,706 expired.  The warrants carry an exercise price of between $0.001 to $0.75 per share, expire between 2019 to 2023, and were valued at $851,610 and $325,020, using the Black-Scholes method. The assumptions used in valuing the warrants were: expected term between 2 to 5 years; expected volatility 40%; risk free interest rate between 1.16% to 2.91%; and a dividend yield of 0%. A total of $113,210 and $129,820 in deferred stock warrant compensation was recorded, and $73,370 and $70,740 was expensed during the years ended December 31, 2018 and 2017, respectively.  There remains $98,920 and $172,290 in deferred compensation as of December 31, 2018 and 2017, respectively, to be expensed over the next twelve (12) months.

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

NOTE 14. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2018 and 2017, was as follows:

	December 31, 2018	December 31, 2017

Income (loss) before taxes	$15,608,209	$(10,641,198)
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	4,781,700	(3,185,900)

Effect of the U.S. tax law change	––	658,800

Effect of release of net operating loss carryforwards	(2,417,700)	––

Tax effect of non-deductible expenses:
Gain on extinguishment of debt-principal	(6,124,000)	––
Stock compensation/amortization of stock options	1,048,500	776,300
Discount amortization	837,000	1,626,300
Other	1,500	6,200
Total tax effect of non-deductible expenses	(4,237,000)	2,408,800

Change in valuation allowance	(1,873,000)	118,300

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carried forward	$––	$1,948,000

Bad debt allowance	––	1,100

Officers’ accrued compensation	243,400	140,300

Accrued related party interest	20,700	47,700

Valuation allowance	(264,100)	(2,137,100)

Net deferred income tax asset	$––	$––

During the year ended December 31, 2018, the company realized extinguishment of debt principal in the amount of $20,522,835.  Per Internal Revenue Code (“IRC”) Section 108(a) (1) (A) the extinguishment of debt principal is excluded from taxable income for the Company.  However, any available tax attributes must be released up and to the amount of the extinguishment.  Therefore, net operating loss carryforwards were released with no remaining net operating losses available to use toward future taxable income as of December 31, 2018.

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

Correction of Error:

During 2018, the Company discovered that the April 26, 2017 asset acquisition of intellectual property from ProEventa, Inc. erroneously included certain conditional contingent consideration as a part of the purchase price.  As a result, certain liabilities contingent in nature were erroneously recorded.  The errors have been corrected by restating each of the affected financial statement line items for the year ended December 31, 2017. The following tables summarize the impacts on the Company’s consolidated financial statements prior to the restatement in Note 2:

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

[1]As of January 1, 2017, Mr. Dave Engert, former Executive Chairman of the board of directors, is no longer a related party.  As a result, related party payables was reduced by $105,746, representing $105,000 in accrued compensation and $746 in cash advances. As of December 31, 2017, $105,746 is included in accounts payable and accrued expenses as part of liabilities subject to compromise. See Note 18 for additional information and legal proceedings related to Mr. Engert.

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

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Remote Care Systems	Behavioral [1] Health Services	Diagnostics/ Corporate	Pharmacy [2]	Consolidated Totals

December 31, 2018
Revenue	$9,399	$1,800	$––	$––	$11,739
Gross profit (loss)	(10,400)	1,800	––	––	(8,600)
Operating loss	(365,426)	(191,446)	(6,077,791)	––	(6,634,663)
Depreciation and amortization	9,196	109,760	1,664	––	120,620
Interest expense, net of income	2,970	––	2,161,560	––	2,164,530
Gain on disposal of subsidiary	––	––	4,478,268	––	4,478,268
Gain on extinguishment of debt	––	––	22,858,009	––	22,858,009
Discount amortization	(340,000)	––	3,145,000	––	2,805,000
Loss on fair value adjustments	––	––	(123,875)	––	(123,875)
Discontinued operations	––	––	––	(824,398)	(824,398)
Total assets	913,636	439,567	11,154	––	1,364,357
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	––	––	––

December 31, 2017
Revenue	$93,737	1,200	$––	$––		$94,937
Gross profit (loss)	(48,307)	1,200	––	––		(47,107)
Operating loss	(618,952)	(116,163)	(3,437,604)	––		(4,172,719)
Depreciation and amortization	8,902	73,173	1,664	––		83,739
Interest expense, net of income	9,626	––	1,008,853	––		1,018,479
Discount amortization	350,000	––	5,100,000	––		5,450,000
Discontinued operations	––	––	––	(3,153,553)		(3,153,553)
Total assets	936,654	549,327	12,192	253,863	[3]	1,752,036
Goodwill	785,060	––	––	––		785,060
Additions to property and equipment	––	––	––	––		––

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

On January 28, 2019, pursuant to a majority shareholder consent and resolution of the board of directors dated December 24, 2018, the Company filed an Amendment to the Articles of Incorporation to increase its authorized common shares from 250,000,000 to 500,000,000.

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

Management’s Report on Internal Control s over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control s include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

In September 2019, subsequent to the April 2019 filing of the Company’s original 2018 annual report (the “Original Report”), and the audited financial statements contained therein, management identified a material weakness in its internal controls.  This weakness relates to the lack of controls over the period-end financial reporting process, and the lack of accounting and financial reporting personnel able to implement formal accounting policies with an appropriate level of accounting knowledge to identify and value complex debt and equity instruments. As a result, a misstatement was made of the Company’s financial statements for the years ended December 31, 2018 and 2017.

Specifically, the Company did not adequately analyze and identify certain debt and equity instruments being issued by the Company, to determine, among other things, the instruments’ derivative features.  Such derivative instruments had not been recognized in the past, and no internal controls were in place at the time to mitigate the risk of material misstatements in financial reporting processes.

The Company’s management has concluded that, due to a material weakness in internal control over financial reporting as of December 31, 2018, the Company’s internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s board of directors (the “Board”).

This amended annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation efforts to address material weakness

The Company has remedied the material weaknesses by, among other things, engaging qualified third-party service providers to assist with the financial reporting issues related to accounting for derivatives, and establishing internal processes to ensure the appropriate identification and analysis of derivative instruments.  In addition, training was conducted related to analysis of debt and equity instruments, effective internal controls, and key accounting policies for derivative instruments. Included in this amended Annual Report are the restated audited financial statements for the years ended December 31, 2018 and 2017.

Subsequent to the discovery of weaknesses, the Company took immediate measures to remedy the deficiencies.  As of the date of filing of this amended Annual Report, the proper controls have been designed and implemented, and management has concluded that they are sufficient and operating effectively. Management has and will continue to enhance the risk assessment process, and the design and implementation of internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2018, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting , except those disclosed above.

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

[3]

Pursuant to Employment Agreement effective August 1, 2017, 3,000,000 shares of restricted Common Stock were granted, 100% vesting immediately, with an aggregate grant date fair value of $750,000; and 1,000,000 options were granted, valued at $229,400 using the Black Scholes method.  The assumptions used in valuing the options were: expected term 3.25 years, expected volatility 1.95, risk free interest rate 2.29%, and dividend yield 0%.  An additional 1,000,000 options were granted on August 1, 2018, valued at $160,000 using the Black Scholes method. The assumptions used in valuing the options were: expected term 3 years, expected volatility 2.06, risk free interest rate 2.78%, and dividend yield 0%.

[4]	Includes $150,000 paid by each officer in connection with the purchase of convertible preferred Series C shares.
[5]	Accrued vacation and benefits.
[6]

Pursuant to agreements with Company, included in amounts for 2018 and 2017, respectively, are $45,500 and $97,800 in officer’s compensation, $75,000 and $0 in bonuses, and $55,483 and $17,287 in benefits that have been accrued and deferred until the Company reaches certain funding and earnings goals.  Included in these goals are a private placement offering for $3-$6 million.

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

1.Annual retainer of $24,000 for Board membership, inclusive of all board meeting attendance.

2.Annual retainer of $12,000 for Committee membership, inclusive of all Committee meeting attendance.

3.Annual retainer for service as the Audit and Compensation Committee Chairpersons of $5,000.

4.Annual retainer for service as the Chairperson of any committee established by the Board, other than the Audit or Compensation Committee, of $2,500.

5.Reimbursement for reasonable out-of-pocket expenses actually incurred in connection with participation and/or attendance of Board and Committee meetings.

The Company has not paid any other cash compensation or directors’ fees for services rendered as a director since the Company’s inception to the adoption of the DC Plan..

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of its Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, subject to community property laws where applicable, except as otherwise indicated. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to restricted stock awards, stock options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after December 31, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.:

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
Edward W. Withrow III	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	74,566,194	[2] [4]	42.33%
Jorn & Jennifer Gorlach	2154 NW Everett Street, Apt B	Portland, OR 97210	66,589,362	[2] [3]	37.62%
Huntington Chase LLC	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	18,056,822	[4]	10.25%
Montecito BioSciences, Ltd.	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	38,156,227	[2]	24.13%
AvantGarde LLC	2154 NW Everett Street, Apt B	Portland, OR 97210	9,937,953	[4]	6.09%
Hamburg Investment Group LLC	2154 NW Everett Street, Apt B	Portland, OR 97210	13,916,435	[4]	8.09%

Directors and Executive Officers:
Paul R. Arena	28 W. 36th Street, 8th Floor	New York, NY 10018	8,150,205	[5]	5.05%
Calli R. Bucci	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	10,353,197	[7]	6.43%
Nathaniel T. Bradley	28 W. 36th Street, 8th Floor	New York, NY 10018	8,350,773	[6]	5.18%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	2,816,964		1.78%
Edward W. Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	1,784,187		1.12%
Directors and officers as a group (5 shareholders)			31,455,326		19.56%

[1]Based upon 158,113,141 shares issued and outstanding at December 31, 2018, , and Common Stock deemed outstanding for each beneficial shareholder.  The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]38,156,227 shares held by Montecito BioSciences, Ltd., of which 18,200,522 shares are indirectly beneficially owned by Edward W. Withrow III, and 9,539,057 shares are indirectly beneficially owned by Dr. Jorn Gorlach. See footnote [3] and [4].  Mr. Withrow III and Dr. Gorlach each disclaim beneficial ownership over the shares held by Montecito BioSciences, Ltd. except to the extent of their proportionate pecuniary interest therein.

[3]Includes direct beneficial ownership of 4,578,747 common shares; and indirect beneficial ownership of (i) 4,960,310 common shares and 1,407,500 warrants to purchase common shares held by Avantgarde LLC, and (ii) 281,250 warrants and 12,924,010 common shares underlying convertible preferred stock and dividends held by Hamburg Investment Group, entities controlled by Dr. Jorn Gorlach; and (iii) 4,281,318 common shares underlying convertible debt; and (iv) 38,156,227 shares of Montecito BioSciences, Ltd. , of which 9,539,057 shares are held by Dr. Gorlach. [2]

[4]Includes direct beneficial ownership of 7,631,245 common shares; and indirect beneficial ownership of (i) 5,721,900 common shares held by Withrow Sinclair & Co., and (ii) 1,000,000 vested stock options and 13,405,222 common shares underlying convertible preferred stock and dividends held by Huntington Chase LLC, entities controlled by Edward W. Withrow III; (iii) 5,000,000 shares held by M. Katuska Sandoval, spouse of Edward W. Withrow III; and (iv) 3,651,600 common shares underlying convertible debt; and (v) 38,156,227 shares of Montecito BioSciences, Ltd. , of which 18,200,522 shares are held by Mr. Withrow III. [2]

[5]Includes direct beneficial ownership of 5,000,000 common shares and 1,250,000 stock options, respectively, exercisable within 60 days of December 31, 2018, of 10,000,000 restricted stock award and 5,000,000 stock options granted per Employment Agreement dated July 7, 2017; 625,000 warrants to purchase common stock;  and 1,275,205 common shares underlying convertible preferred stock and dividends.

[6]Includes direct beneficial ownership of 1,222,222 stock options exercisable within 60 days of December 31, 2018, of 2,000,000 granted per Employment Agreement dated August 1, 2017, as amended; 625,000 warrants to purchase common stock; 1,275,205 common shares underlying convertible preferred stock and dividends; and indirect beneficial ownership of 5,228,346 common shares held by Bradley Bros, LLC, an entity controlled by Nathaniel T. Bradley, director.

[7]Includes direct beneficial ownership of 7,452,992 common shares; 1,000,000 stock options exercisable within 60 days of December 31, 2018, of 1,000,000 granted per Employment Agreement dated January 1, 2018; 625,000 warrants to purchase common stock; and 1,275,205 common shares underlying convertible preferred stock and dividends.

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

Intellectual Property Network, Inc. (“IPN”) is the former controlling shareholder of Parallax Health Management, Inc. (formerly Qolpom, Inc.), the Company’s wholly owned subsidiary since September 2016.  IPN is controlled by Paul R. Arena and Nathaniel T. Bradley , officers and directors of the Company .

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

On September 30, 2018, in connection with the Series C convertible Preferred Stock equity offering (Note 10), Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley, officers and directors of the Company were each issued 30,000 Series C Preferred shares, for an aggregate of 90,000 Series C preferred shares, at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. In connection with the Series C preferred shares, the officers were also each issued 625,000 warrants, for an aggregate of 1,875,000 warrants, which are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

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

The cash advances made to the Company were used for the purpose of overhead and operating expenses. All accrued benefits and cash advances are non-interest bearing.

As of December 31, 2018, related party convertible debt consists of $491,100 in promissory notes and $411,006 in Debentures.  During the year ended December 31, 2018, interest in the amount of $66,840 was expensed, of which $798 was paid to the note holders in cash; $0 and $35,733 was converted to restricted shares of the Company’s common stock; and accrued interest in the amount of $71,839 was converted to principal.  As of December 31, 2018, a total of $74,060 in accrued interest remains.

As of December 31, 2018, related parties are due a total of $1,906,826, consisting of $869,859 in accrued compensation owed to officers; $134,861 in cash advances from officers and beneficial owners to the Company for operating expenses; $411,006 in convertible debentures, and $491,100 in convertible promissory notes.

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

ITEM 14.PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2018 and 2017, for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$95,000	$120,000
Audit Related Fees (Valuations and Restatements)	100,000	0
Tax Fees	0	0
All Other Fees	0	0
Total	$195,000	$120,000

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015, as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.1(b)*	Amended and Restated Articles of Incorporation	Filed herewith to replace Exhibit 3.1(b) originally with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
3.4*	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed herewith to replace Exhibit 3.5 originally filed with the SEC on April 15, 2014, as part of the Company’s Annual Report on Form 10-K.
3.5*	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed herewith to replace Exhibit 3.5 originally filed with the SEC on March 19, 2019, as part of the Company's Current Report on Form 8-K
3.6*	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed herewith to replace Exhibit 3.6 originally filed with the SEC on March 19, 2019, as part of the Company's Current Report on Form 8-K
3.7*	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed herewith to replace Exhibit 3.7 originally filed with the SEC on March 19, 2019, as part of the Company's Current Report on Form 8-K
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Debenture issued to Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.2	Debenture issued to TFK Investments LLC dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.3	Form of Common Stock Purchase Warrant	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.4	Form of Registration Rights Agreement	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.5	Form of 12% Senior Secured Convertible Debenture dated December 31, 2018	Filed with the SEC on January 7, 2019, as part of the Company's Current Report on Form 8-K
4.6	12% Convertible Promissory Note dated February 27, 2019	Filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
4.7	Warrant dated February 27, 2019	Filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
4.8	12% Fixed Convertible Promissory Note dated March 18, 2019	Filed with the SEC on March 22, 2019, as part of the Company's Current Report on Form 8-K
4.9	Warrant dated March 18, 2019	Filed with the SEC on March 22, 2019, as part of the Company's Current Report on Form 8-K
4.10*	12% Convertible Promissory Note dated April 2, 2019	Filed herewith to replace Exhibit 4.10 originally filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.11*	Securities Purchase Agreement dated April 2, 2019	Filed herewith to replace Exhibit 4.11 originally filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.12	12% Convertible Promissory Note dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.13	Warrant dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.14	Securities Purchase Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.15	Registration Rights Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.16	Warrant dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.17*	Debt Settlement and Warrant Retirement dated June 4, 2019	Filed herewith to replace Exhibit 4.17 originally filed with the SEC on June 11, 2019 as part of the Company's Current Report on Form 8-K
4.18	Senior Secured Note dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.19	Note and Purchase Agreement dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K

(10)	Material Contracts
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on May 3, 2017, as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017, as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 27, 2017, as part of the Company's Annual Report on Form 10-K.
10.38	Securities Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
10.39	Equity Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
10.40	Letter Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.41	Exchange Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.42	Securities Purchase Agreement between EMA Financial, LLC dated February 27, 2019	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.43	Purchase Agreement between Parallax Health Sciences and Global Center Networks dated as of August 28, 2019	Filed with the SEC on October 16, 2019, as part of the Company's Current Report on Form 8-K
10.44	Employment Agreement between Parallax Health Sciences, Inc., and Nathaniel T. Bradley dated August 1, 2017	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.45	Executive Agreement between Parallax Health Sciences and MJ Management Services Inc. dated January 1, 2018 FSO Calli R. Bucci	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.46	Employment Agreement between Parallax Health Sciences, Inc. and David Appel dated April 19, 2019	Filed with the SEC on October 23, 2019 as part of the Company's amended Quarterly Report on Form 10-Q
(22)	List of Subsidiaries
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

PARALLAX HEALTH SCIENCES, INC.

Dated: November 26, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: November 26, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 26, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: November 26, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 26, 2019	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: November 26, 2019	/s/ John L. Ogden
John L. Ogden
Director

Dated: November 26, 2019	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director