Form 10-K/A
period 2018-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2019-12-13
CIK 1388410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 5

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

238,579,740 common shares issued and outstanding as of December 12, 2019

EXPLANATORY NOTE

This Amendment No. 5 (“Amendment No. 5”) to the Annual Report on Form 10-K of Parallax Health Sciences, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the year ended December 31, 2018, filed with the SEC on April 1, 2019, (the “2018 Annual Report”), is being filed (1) in response to SEC Comment Letter dated December 11, 2019.

In addition to amending the 2018 Annual Report as described above, this Amendment No. 5 amends (1) Item 15 of Part IV, to include (i) new certifications for this Amendment No. 5 pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002; and (2) the cover page to update the number of outstanding shares of Company’s Common Stock.

Additionally, except as specifically referenced herein, this Amendment No. 5 does not affect any other portion of the 2018 Annual Report, nor does it reflect any event occurring after April 1, 2019, the filing date of the 2018 Annual Report, except as amended in the section entitled, “Management’s Report on Internal Control over Financial Reporting” under Item 9A: Controls and Procedures.

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

[1]Consists of $125,000 in new no-convertible promissory note, $30,000 in cash and 2,400,000 shares of Common Stock, valued at $280,000.

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

Because of its inherent limitations, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal controls include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) .

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include , but is not limited to , the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance , and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis . H owever , these inherent limitations are known features of the financial reporting process , and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2018, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except those disclosed above.

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

[3]Includes direct beneficial ownership of 4,578,747 common shares; and indirect beneficial ownership of (i) 4,960,310 common shares and 1,407,500 warrants to purchase common shares held by Avantgarde LLC, and (ii) 281,250 warrants and 12,924,010 common shares underlying convertible preferred stock and dividends held by Hamburg Investment Group, entities controlled by Dr. Jorn Gorlach; and (iii) 4,281,318 common shares underlying convertible debt; and (iv) 38,156,227 shares of Montecito BioSciences, Ltd., of which 9,539,057 shares are held by Dr. Gorlach. [2]

[4]Includes direct beneficial ownership of 7,631,245 common shares; and indirect beneficial ownership of (i) 5,721,900 common shares held by Withrow Sinclair & Co., and (ii) 1,000,000 vested stock options and 13,405,222 common shares underlying convertible preferred stock and dividends held by Huntington Chase LLC, entities controlled by Edward W. Withrow III; (iii) 5,000,000 shares held by M. Katuska Sandoval, spouse of Edward W. Withrow III; and (iv) 3,651,600 common shares underlying convertible debt; and (v) 38,156,227 shares of Montecito BioSciences, Ltd., of which 18,200,522 shares are held by Mr. Withrow III. [2]

[5]Includes direct beneficial ownership of 5,000,000 common shares and 1,250,000 stock options, respectively, exercisable within 60 days of December 31, 2018, of 10,000,000 restricted stock award and 5,000,000 stock options granted per Employment Agreement dated July 7, 2017; 625,000 warrants to purchase common stock;  and 1,275,205 common shares underlying convertible preferred stock and dividends.

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

Intellectual Property Network, Inc. (“IPN”) is the former controlling shareholder of Parallax Health Management, Inc. (formerly Qolpom, Inc.), the Company’s wholly owned subsidiary since September 2016.  IPN is controlled by Paul R. Arena and Nathaniel T. Bradley, officers and directors of the Company.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015, as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.1(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on November 26, 2019, as part of the Company's Annual Report on Form 10-K/A.
3.2	Bylaws	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on November 26, 2019, as part of the Company’s Annual Report on Form 10-K/A.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on November 26, 2019, as part of the Company's Current Report on Form 10-K/A.
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on November 26, 2019, as part of the Company's Current Report on Form 10-K/A.
3.7	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on November 26, 2019, as part of the Company's Current Report on Form 10-K/A.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Debenture issued to Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.2	Debenture issued to TFK Investments LLC dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.3	Form of Common Stock Purchase Warrant	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.4	Form of Registration Rights Agreement	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.5	Form of 12% Senior Secured Convertible Debenture dated December 31, 2018	Filed with the SEC on January 7, 2019, as part of the Company's Current Report on Form 8-K
4.6	12% Convertible Promissory Note dated February 27, 2019	Filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
4.7	Warrant dated February 27, 2019	Filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
4.8	12% Fixed Convertible Promissory Note dated March 18, 2019	Filed with the SEC on March 22, 2019, as part of the Company's Current Report on Form 8-K
4.9	Warrant dated March 18, 2019	Filed with the SEC on March 22, 2019, as part of the Company's Current Report on Form 8-K
4.10	12% Convertible Promissory Note dated April 2, 2019	Filed with the SEC on November 26, 2019 as part of the Company’s Current Report on Form 10-K/A.
4.11	Securities Purchase Agreement dated April 2, 2019	Filed with the SEC on November 26, 2019 as part of the Company’s Current Report on Form 10-K/A.
4.12	12% Convertible Promissory Note dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.13	Warrant dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.14	Securities Purchase Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.15	Registration Rights Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.16	Warrant dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.17*	Debt Settlement and Warrant Retirement dated June 4, 2019	Filed with the SEC on November 26, 2019 as part of the Company's Current Report on Form 10-K/A.
4.18	Senior Secured Note dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.19	Note and Purchase Agreement dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K

(10)	Material Contracts
10.35	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on May 3, 2017, as part of the Company's Current Report on Form 8-K.
10.36	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017, as part of the Company's Current Report on Form 8-K.
10.37	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 27, 2017, as part of the Company's Annual Report on Form 10-K.
10.38	Securities Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
10.39	Equity Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
10.40	Letter Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.41	Exchange Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.42	Securities Purchase Agreement between EMA Financial, LLC dated February 27, 2019	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.43	Purchase Agreement between Parallax Health Sciences and Global Center Networks dated as of August 28, 2019	Filed with the SEC on October 16, 2019, as part of the Company's Current Report on Form 8-K
10.44	Employment Agreement between Parallax Health Sciences, Inc., and Nathaniel T. Bradley dated August 1, 2017	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.45	Executive Agreement between Parallax Health Sciences and MJ Management Services Inc. dated January 1, 2018 FSO Calli R. Bucci	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.46	Employment Agreement between Parallax Health Sciences, Inc. and David Appel dated April 19, 2019	Filed with the SEC on October 23, 2019 as part of the Company's amended Quarterly Report on Form 10-Q
(22)	List of Subsidiaries
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

PARALLAX HEALTH SCIENCES, INC.

Dated: December 12, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: December 12, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 12, 2019	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: December 12, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: December 12, 2019	/s/ E. William Withrow Jr.
E. William Withrow Jr.
Director

Dated: December 12, 2019	/s/ John L. Ogden
John L. Ogden
Director

Dated: December 12, 2019	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director