Form 10-Q/A
period 2019-06-30
PARALLAX HEALTH SCIENCES, INC.
filed 2019-12-13
CIK 1388410

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

238,579,740 common shares issued and outstanding as of December 12, 2019

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q of Parallax Health Sciences, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the quarterly period ended June 30, 2019, filed with the SEC on October 23, 2019, (the “Quarterly Report”), is being filed in response to SEC Comment Letter dated December 11, 2019 in connection with the Company’s Annual Report on Form 10-K/A filed November 26, 2019.

In addition to amending the Quarterly Report as described above, this Amendment No. 2 amends (1) Item 6 to include (i) new certifications for this Amendment No. 2 pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002; and (2) the cover page to update the number of outstanding shares of Company’s Common Stock.

Additionally, except as specifically referenced herein, this Amendment No. 2 does not affect any other portion of the Quarterly Report, nor does it reflect any event occurring after October 23, 2019, the filing date of the Quarterly Report, except as amended in the section(s) entitled, “Management’s Report on Internal Control over Financial Reporting” and “Changes to Internal Control of Financial Reporting” under Item 4: Controls and Procedures.

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

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended
	June 30, 2019	June 30, 2018
		As Restated
Cash flows from operating activities:
Net loss	$(3,997,971)	$(6,900,003)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	60,398	60,644
Stock compensation/stock option amortization	1,421,237	2,069,274
Discount amortization	(29,000)	2,620,000
Allowance for bad debt	––	236
Loss on extinguishment of debt	568,003	––
(Gain) loss on fair value adjustments	(103,888)	62,600
Loss on settlement	33,272	––
Debt accretion	72,867	362,283
Changes in operating assets and liabilities:
Decrease in trade and other receivables	––	2,859
(Increase) in prepaid expenses	(8,900)	(5,780)
(Increase) in deposits	(7,800)	––
Increase in accounts payable and accrued expenses	30,123	757,050
Increase in royalties payable	6,598	––
Increase in related party payables	411,908	376,892
Net cash used by operating activities	(1,543,153)	(593,945)

Cash flows from investing activities:
Purchase of professional equipment	(2,628)	––
Net cash used by investing activities	(2,628)	––

Cash flows from financing activities:
Proceeds from notes payable	220,000	––
Repayment of notes payable	(5,045)	(5,451)
Proceeds from convertible notes payable	556,780	782,000
Repayment of convertible notes payable	(65,000)	(50,000)
Repayment of debentures	(685,750)	––
Proceeds from issuance of preferred treasury shares	69,000	––
Proceeds from issuance of common shares	1,471,132	41,000
Net cash provided by financing activities	1,561,117	767,549

Net cash provided by continuing operations	15,336	173,604

Cash flows from discontinued operations:
Net cash used by operating activities	––	(134,510)
Net cash used by discontinued operations	––	(134,510)

Net increase (decrease) in cash	15,336	39,094

Cash - beginning of period	262	183

Cash - end of period	$15,598	$39,277

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$(29,000)	$2,620,000
Beneficial conversion feature of convertible promissory note	$––	$347,457
Fair value of stock warrants	$185,810	$697,500
Embedded conversion option of convertible promissory notes	$9,370	$850
Dividends paid in kind on preferred stock returned to treasury	$58,232	$––
Preferred stock returned to treasury for debt settlement	$100,000	$––
Conversion of accounts payable to convertible note payable	$20,000	$37,500
Conversion of accounts payable to related party convertible note payable	$20,000	$––
Conversion of convertible notes payable to common stock	$512,142	$48,114
Conversion of related party convertible notes payable to non-related party convertible notes payable	$––	$576,154
Conversion of related party payables to non-related party payables	$––	$42,356
Subscriptions receivable	$(500,000)	$(342)

SUPPLEMENTAL INFORMATION
Interest paid
Continuing operations	$44,375	$798
Discontinued operations	$––	$106
Income taxes paid	$––	$––

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

During the six months ended June 30, 2019, the Company issued 12% convertible promissory notes in the aggregate principal sum of $585,000 (“Lender Group B”) for working capital, of which $556,780 in proceeds was disbursed to the Company after an original issue discount of $28,220. The notes bear interest at a rate of 12% per annum, mature six to twelve months from payment of disbursed proceeds, and contain a repayment provision to convert the debt into shares of the Company's common stock at conversion rates equal to the lower of 1) between $0.10 to $0.12 per share; or 2) between 65% to 70% of the 2nd lowest trading prices during the twenty (20) trading days preceding the conversion date.  In addition, the Company issued warrants to purchase 2,600,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five (5) years. The note was discounted for embedded conversion option of $9,370 and warrant fair value of $105,000, reclassified as derivative liabilities.

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

As of June 30, 2019, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report , to provide reasonable assurance that the information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to the Company’s management, including the Company’s president, chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, the Company instituted changes in its internal control over financial reporting.  The changes were made as a result of a material weakness identified at December 31, 2018, relating to the lack of controls over the period-end financial reporting process, and the lack of accounting and financial reporting personnel able to implement formal accounting policies with an appropriate level of accounting knowledge to identify and value complex debt and equity instruments. As a result of the weakness, a misstatement was made of the Company’s financial statements for the years ended December 31, 2018 and 2017.

In response to the material weaknesses described above, during the six months ended June 30, 2019, the Company began implementing and evaluating new internal controls over financial reporting. The new controls include, among other things, engaging qualified third-party service providers to assist with the financial reporting issues related to accounting for derivatives, and establishing internal processes to ensure the appropriate identification and analysis of derivative instruments.  In addition, training was conducted related to analysis of debt and equity instruments, effective internal controls, and key accounting policies for derivative instruments.   Though management is still evaluating the design of these new controls as of June 30, 2019, the end of the period covered by this quarterly report, the Company believes that its improved processes will remediate the material weaknesses.

Management has and will continue to enhance the risk assessment process, and the design and implementation of internal controls over financial reporting.

There have been no other changes in the Company’s internal controls over financial reporting that occurred during the six-month period ended June 30, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting , except those disclosed above .

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description of Exhibit	Filing Reference
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.1(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on April 1, 2019, as part of the Company's Annual Report on Form 10-K.
3.2	Bylaws	Filed with the SEC on March 5, 2007 as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010 as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012 as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
3.7	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on March 19, 2019 as part of the Company's Current Report on Form 8-K
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.10	12% Convertible Promissory Note dated April 2, 2019	Filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.11	Securities Purchase Agreement dated April 2, 2019	Filed with the SEC on April 9, 2019 as part of the Company’s Current Report on Form 8-K
4.12	12% Convertible Promissory Note dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.13	Warrant dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.14	Securities Purchase Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.15	Registration Rights Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.16	Warrant dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.17	Debt Settlement and Warrant Retirement dated June 4, 2019	Filed with the SEC on June 11, 2019 as part of the Company's Current Report on Form 8-K
4.18	Senior Secured Note dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.19	Note and Purchase Agreement dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
(10)	Material Contracts
10.1*	Employment Agreement between Parallax Health Sciences, Inc. and David Appell dated April 19, 2019	Filed with the SEC on October 23 2019 as part of the Company's Quarterly Report on Form 10-Q.
(22)	List of Subsidiaries
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
Chief Executive Officer

Dated: December 12, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer