Form 10-Q/A
period 2019-09-30
PARALLAX HEALTH SCIENCES, INC.
filed 2019-12-13
CIK 1388410

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

238,579,740 common shares issued and outstanding as of December 12, 2019

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Parallax Health Sciences, Inc. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the quarterly period ended September 30, 2019, filed with the SEC on November 15, 2019, (the “Quarterly Report”), is being filed in response to SEC Comment Letter dated December 11, 2019 in connection with the Company’s Annual Report on Form 10-K/A filed November 26, 2019.

In addition to amending the Quarterly Report as described above, this Amendment No. 1 amends (1) Item 6 to include (i) new certifications for this Amendment No. 1 pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002; and (2) the cover page to update the number of outstanding shares of Company’s Common Stock.

Additionally, except as specifically referenced herein, this Amendment No. 1 does not affect any other portion of the Quarterly Report, nor does it reflect any event occurring after November 15, 2019, the filing date of the Quarterly Report, except as amended in the section(s) entitled, “Management’s Report on Internal Control over Financial Reporting” and “Changes to Internal Control of Financial Reporting” under Item 4: Controls and Procedures

PART 1 – FINANCIAL INFORMATION

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, the Company instituted changes in its internal control over financial reporting.  The changes were made as a result of a material weakness identified at December 31, 2018, relating to the lack of controls over the period-end financial reporting process, and the lack of accounting and financial reporting personnel able to implement formal accounting policies with an appropriate level of accounting knowledge to identify and value complex debt and equity instruments.  As a result of the weakness, a misstatement was made of the Company’s financial statements for the years ended December 31, 2018 and 2017.

In response to the material weaknesses described above, during the nine months ended September 30, 2019, the Company implemented and evaluated new internal controls over financial reporting. The new controls include, among other things, engaging qualified third-party service providers to assist with the financial reporting issues related to accounting for derivatives, and establishing internal processes to ensure the appropriate identification and analysis of derivative instruments.  In addition, training was conducted related to analysis of debt and equity instruments, effective internal controls, and key accounting policies for derivative instruments.

As of September 30, 2019, the end of the period covered by this quarterly report, management believes that the improved processes remediate the material weaknesses, and has concluded that they are sufficient and operating effectively. Management has and will continue to enhance the risk assessment process, and the design and implementation of internal controls over financial reporting.

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