Form 10-K
period 2019-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2020-05-18
CIK 1388410

UNITED STATES

SECURITIES AD EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

270,723,289 common shares issued and outstanding as of May 15, 2020

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

As used in this Annual Report, the terms “the Company”, “we”, “us”, “our”, and “Parallax” shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., Parallax Behavioral Health, Inc., and Parallax Communications, Inc., unless otherwise indicated. The Company’s former wholly-owned subsidiary, RoxSan Pharmacy, Inc., was derecognized effective May 14, 2018. (See “RoxSan Pharmacy” and “Legal Proceedings” sections contained within this Annual Report.)

CORPORATE OVERVIEW

Parallax Health Sciences, Inc. is a healthcare company focused on developing products and services that can provide remote communication, diagnosis, treatment, and monitoring of patients on a proprietary platform. Through its innovative technologies, both patented and patent-pending, the Company’s principal mission is to deliver solutions that empower patients, reduce costs, and improve the quality of care.

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401, with an additional office located at 28 West 36th Street, 8th Floor, New York, NY 10018. The Company’s telephone number is (310) 899-4442.

The Company’s websites are at www.parallaxcare.com, www.parallaxhealthsciences.com, www.parallaxhealthmanagement.com, www.parallaxdiagnostics.com, and www.goodhealthoutcomes.com.

Parallax is a fully reporting company with its stock traded on the OTC Markets under the symbol “PRLX” (OTC.PRLX).

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

On August 28, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Global Career Networks Inc., a Delaware corporation, (“GCN”) to acquire a 19% interest in GCN.  The Purchase Agreement was fully executed on September 6, 2019, with an effective date of October 15, 2019 (the “Effective Date”). Pursuant to the Purchase Agreement, in exchange for 6,666,667 shares of the Company’s restricted Common Stock, valued at $1,000,000, the Company acquired 760 shares of GCN common stock. In addition, in the event the market value of Parallax Common Stock one (1) year from Effective Date, is greater than $0.075 per share but less than $0.30 per share, the Company is required to issue GCN up to an additional 20,000,000 shares of restricted Common Stock, for an aggregate value of the Company’s Common Stock held by GCN of $2,000,000. At December 31, 2019, the Company recorded an impairment on the investment of $1,000,000.

COVID-19 Pandemic

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic, and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States.  As of the date of the filing of this Annual Report, the WHO reports over 4 million confirmed COVID-19 cases and over 275,000 deaths worldwide, including over 75,000 in the U.S. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.

The COVID-19 pandemic may adversely affect the Company’s customers’ operations, its employees and its employee productivity. It may also impact the ability of the Company’s subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These effects, and the direct effect of the virus and the disruption on the Company’s employees and operations, may negatively impact both the Company’s ability to meet customer demand and its revenue and profit margins. The Company’s employees, in many cases, are working remotely and using various technologies to perform their functions. The Company might experience delays or changes in customer demand, particularly if customer funding priorities change. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit the Company’s ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, the Company may experience a material adverse effect on its business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

In response to the global need for diagnostics and personal safety during the pandemic, the Company, through its wholly-owned subsidiary, Parallax Diagnostics, Inc., has registered with the Food and Drug Administration (FDA), and has established strategic relationships with wholesale suppliers for global distribution of  FDA-approved COVID-19 diagnostic test kits, and various Personal Protective Equipment (“PPE”) that meet current FDA guidelines,3 such as protective masks, sterile gowns, and eye goggles.  All products distributed by the Company are inspected through an internal quality control process that ensures the products meet the FDA regulations and guidelines.  The Company is also in the process of developing the SPARKS Mobile™ testing device along with a proprietary diagnostic test to be able to identify markers to the Coronavirus.  Parallax is profoundly gratified by its ability to help those in need during this crisis.

3 Although FDA-approval is preferred, the FDA has issued various guidelines to follow during the COVID-19 pandemic, with consumer safety as the primary concern. This temporary guidance enables certain products, such as facial protective masks, to be distributed in order to meet the urgent demand, without the time intensive FDA-approval process.

Trading Suspension

On April 13, 2020, the Company received an Order of Suspension of Trading dated April 10, 2020 (the “Order”) from the United States Securities and Exchange Commission (“SEC”). The temporary suspension period was from 9:30 a.m. EDT on April 13, 2020, through 11:59 p.m. EDT on April 24, 2020.  The Order referred to questions raised regarding the accuracy of the Company’s recent press releases in relation to the Company’s development of a rapid screening test for COVID-19, and the Company’s access to “large quantities of COVID-19 diagnostics testing kits and personal protective equipment.”

In an effort to protect the interests of shareholders, the SEC has issued similar orders and suspensions recently to several registrants, with concerns over the validity of claims made in connection with the availability of COVID-19 tests and supplies.

The Company, along with its counsel, is cooperating fully with the SEC to substantiate the Company’s recent public announcements and business endeavors, and is addressing any questions and/or concerns raised regarding the accuracy of the assertions made in the Company’s press releases.

Pursuant to Rule 15c2-11 under the Exchange Act, at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all provisions of the rule, including the filing of a new Form 15c2-11 with FINRA.

The Company is required to file its Annual Report with the SEC for the purposes of satisfying its financial reporting requirements. However, in addition to the Company's reporting obligations, the Company must have a FINRA Member Market Maker file a 15c2-11 with FINRA in order for the Company’s shares to resume trading on the OTCQB market. These actions do not impact or otherwise affect the Company's results of operations or disclosures as set out in this Annual Report. The Company believes that this Annual Report fully complies with the requirements of the Securities Exchange Act of 1934, as amended and, in accordance with generally accepted accounting principles, that it fairly presents, in all material respects, the financial condition and results of operations of the Company as at the relevant dates.

As of the date of filing of this Annual Report, the trading suspension period expired, and the Company is in the process compiling the information required for its 15c2-11 submission by a FINRA Member Market Maker. The Company anticipates the filing of a new Form 15c2-11 within the next 30 days.  If any party has any questions as to whether the Company has complied with the rule, they should contact the staff in the Division of Trading and Markets, Office of Interpretation and Guidance, at (202) 551-5777.

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

Effective July 6, 2017, the Board caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of the Company and RoxSan Pharmacy, Inc., and concurrently Mr. Redmond was removed from all board member seats.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Board and the Boards of the Company’s wholly-owned subsidiaries, Parallax Health Management, Inc. and Parallax Behavioral Health, Inc.

On July 26, 2017, Dr. Jorn Gorlach resigned as a member of the Board.  This resignation did not involve any disagreement with the Company.

On June 4, 2018, Mr. Anand Kumar resigned as a member of the Board.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeded him, and agreed to serve as a member of the Board until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On May 15, 2019, Mr. David Appell joined the Company as its Chief Operating Officer. On February 2, 2020, Mr. Appell resigned his position.  His resignation was not the result of a disagreement with the Company on any matters relating to the Company's operations, policies or practices.  Concurrent with his resignation as COO, Mr. Appell will serve as Managing Director of the Company’s wholly-owned subsidiary, Parallax Communications, Inc. (“PCOM”). As Managing Director, Mr. Appell will provide business advisory and strategic planning advice to the Company with PCOM.  In exchange for these services, Mr. Appell will be paid $2,000 per month plus medical benefits.

On March 1, 2020, Dr. David L. Stark was appointed as the Company’s President.  In connection with the appointment, Mr. Paul R. Arena, who has held the position of President since July 2017, remains the Company’s Chief Executive Officer and Chairman of the Board of Directors, but resigned the position of President to afford Dr. Stark’s appointment.

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

The Company also initiated legal action against Melamed and filed a complaint in October 2015, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al.  The complaint in that action alleges that Melamed breached several obligations under the Purchase Agreement, and the Company sought to reduce the Secured Note due to undisclosed material changes in the business.

In January 2019, Melamed requested mediation, seeking settlement of the pending litigation with the Company, including that which was initiated against the Company by her son, Hootan Melamed (Shahla and Hootan, collectively, the “Melameds”). Through mediation, the Company and the Melameds reached agreeable settlement terms, and on February 19, 2020, the Company received a counter-signed Settlement and Release Agreement (the “Settlement”).  Effective February 12, 2020 (the “Effective Date”), the Settlement is by and between Parallax Health Sciences, Inc., RoxSan Pharmacy, Inc., Michael Redmond, Edward Withrow III, Huntington Chase Financial Group, LLC, Calli Bucci and Dave Engert (collectively, “Parallax”), and Shahla Melamed and Hootan Melamed (collectively, the “Melameds”), and resolves all pending lawsuits between the parties in connection with the acquisition of RoxSan Pharmacy.

In consideration of the resolution of all existing and potential claims, including the cancellation of the Note in the principal sum of $20,500,000, and accrued interest of approximately $4,500,000, and without further action or litigation and without admission of liability by either party, the Settlement terms include the following:

●A payment of $4,000,000 (the “Settlement Sum”) to the Melameds, to be paid as follows:

▪$1,250,000 within 90 days of the Effective Date;

▪$1,250,000 within one (1) year of the Effective Date;

▪$1,500,000 within two (2) years of the Effective Date.

●The issuance of ten (10) million shares of the Company’s Common Stock to an entity owned by Shahla Melamed.

In addition, in the event forty percent (40%) or more of the Company and/or its subsidiaries (including by way of merger) is sold within two (2) years of the Effective Date, the Company shall pay the Melameds, within two (2) weeks of receipt of the proceeds from such sale (the “Sale Proceeds”), any outstanding unpaid Settlement Sum plus an additional 10% of the Sale Proceeds received, up to a total of an additional $3,000,000 over and above the Settlement Sum.

In the event the Company fails to cure a breach of timely payment of any portion of the Settlement Sum within thirty (30) days of a notice of default, a Stipulated Judgement may be filed by Melamed in the sum of $20,000,000, less any Settlement Sum amounts previously paid by the Company.

(See ITEM 3. LEGAL PROCEEDINGS section).

RoxSan Dissolution

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Court”).  Mr. Timothy Yoo was appointed trustee (“Trustee”) on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to Parallax.  The Chapter 7 bankruptcy proceeding by RoxSan Pharmacy, Inc. was fully discharged, and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable.  The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability. During the year ended December 31, 2019, payments for Trust Fund Taxes in the amount of $485,498 were made, and $115,650 in Trust Fund Taxes were outstanding at December 31, 2019.

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

DESCRIPTION OF BUSINESS

Overview

The Company’s principal focus is on personalized patient care through remote healthcare services, behavioral health systems, and Point-of-Care diagnostic testing.  Parallax’s current family of companies that serve as the foundation for its cross-over business model of operations include:

●Parallax Diagnostics, Inc. (“Parallax Diagnostics” or “PDI”) acquired a proprietary Point-of-Care diagnostic immunoassay testing platform and 25 test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions. PDI has recently become an FDA registered distribution partner for various lateral flow-through COVID-19 IgM/IgG antibody instant tests products. It has also registered and distributed approved Personal Protective Equipment (PPE) through an ecommerce website at GoodHealthOutcomes.com.

●Parallax Health Management, Inc. (“PHM”) develops remote patient monitoring (“RPM”) and telehealth market products and services, and commercializes them, including the Good Health Outcomes™ software platform with Fotodigm® proprietary data capture which allows for systems integration with a number of third-party services and solutions.

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

Good Health Outcomes™

The Company envisions a world where healthcare is accessible, reliable and affordable, without compromising quality and economics of the healthcare industry.  Driven by a sincere desire to make people’s lives better and push back on the healthcare industry’s crippling economic outlook, the Good Health Outcomes™ platform was created; the Company’s design is for “outcomes realized through intelligent health.”

The Good Health Outcomes™ system facilitates cost-effective remote diagnosis, treatment and monitoring of patients with chronic diseases. Parallax’s integrated products and services provide Point-of-Care (“POC”) patient testing and monitoring, along with information communicated via cloud-based mobile smartphone applications that are agnostic as to operating systems and utilize sophisticated data analytics. Information is retrieved in real-time by physicians and other healthcare professionals and is integrated into electronic health records.  The Company’s digital products and services capitalize on the transformation of healthcare to provide improved compliance, diagnosis, monitoring and support to patients, along with cost savings and efficiencies to healthcare systems.

Good Health Outcomes™ encompasses three separate divisions that can operate independently of one another, or integrate services to meet the various needs of the Company’s clientele: Optimized Outcomes, Connected Health and Smart Data.

Optimized Outcomes	REBOOT™ / COMPASS™ Behavioral modification
Connected Health	Fotodigm® platform Remote patient monitoring, telehealth, Personal Protective Equipment (PPE) and POC diagnostic testing
Smart Data	Intrinsic Code™ technology Actionable insights to behavior modification

Each of the Company’s divisions target a separate vertical market that complement each other and the Company value proposition. In addition, the synergistic operational cross-over affords the Company the ability to use built-in economies of scale across multiple operating platforms.

The Company believes that the solutions lay in the empowerment of the patient, the payer and the provider; creating a model of healthcare that aligns all three interests and creates a singular goal of better health outcomes, at reduced cost.  The Good Health Outcomes™ platform involves these areas of focus:

●Behavioral Modification

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

●Connected Health

Continually increasing healthcare costs, difficulty accessing care, and a greater need for convenience, are driving consumers to demand more value out of their healthcare dollar and seek care that meets their needs and preferences. The market is responding to this growing demand, and non-traditional care models are rapidly expanding, such as:

●Traditional providers (e.g., office-based primary care physicians (PCPs) and specialists, hospitals) are partnering with non-traditional care providers to expand reach.

●New parties, such as consumer product and technology companies, are entering this billion-dollar market.

●Non-traditional care models have the opportunity to complement traditional care models to help improve access and affordability, and to deliver a more personalized healthcare experience.

To meet these changing demands, the Company has developed Good Health Outcomes™, the Company’s proprietary connected health platform that provides remote patient monitoring, telehealth, POC diagnostics and health education products and services on a single platform.  Currently in its beta stage, Fotodigm®, the integrated data capture utility, has the capability for systems integration of an unlimited number of third-party biometric measurement products, electronic health and medical record software (EHR, EMR) services and solutions. The Company is continuing the Fotodigm® beta stage to test economic models and delivery modalities in preparation for large-scale deployment of the Fotodigm® platform and the filing of 510k FDA approval of the Fotodigm® system.  The Good Health Outcomes™ platform is based on the following:

●Telehealth/Remote Patient Monitoring

▪Improves digital connectivity among consumers, providers, health plans, and life sciences companies.

▪Facilitates self-managed care, with the help of technology-enabled solutions.

▪Provides a secure environment that protects consumer privacy.

▪Delivers care outside the traditional clinical setting, potentially providing better access to care at a lower cost.

▪Assists chronic disease management and improves population health outcomes.

▪Empowers patients by providing a cost-effective tool that connects them with their doctors.

▪Empowers doctors with improved patient scheduling flexibility and timely communications.

▪Provides hospitals with a tool to address the problem and economic hardship caused by readmissions.

▪Provides a virtual management tool for chronic disease management.

●Target System

▪Allows doctors to test patients in their office.

▪Requires only a one-time learning process to perform all tests.

▪Delivers test results in 12 minutes or less.

▪Provides patients with important information at the time of testing.

▪Costs less than outside lab-based tests, allowing for a reduction in payer costs and patient co-pays.

▪Allows doctors to earn additional revenue that they cannot participate in with outside labs and testing not performed in their offices.

▪Patients can test from their homes and transmit data to doctors.

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

The Company has developed, acquired and licensed multiple proprietary and exclusive platforms that provide services and products, across the healthcare continuum.  These platforms are designed to allow for multiple points of reciprocal consideration, through innovative business models, that provide patients with increased quality of services and products, at reduced cost of time and money.  They also provide healthcare providers with increased access to their patients, the ability to deliver better and more efficient service and increase their income from the services they supply.  The Company believes the Good Health Outcomes™ system will deliver solutions to problems of health and economics, while providing essential actionable data to pharmaceutical firms, payers and healthcare providers, through our:

●Patented behavioral machine learning technology;

●Patented POC diagnostic testing technology;

●Patent-pending interoperable connected health platform targeting two of healthcare’s biggest problems that, combined, address markets that represent over $1 trillion in costs 4:

▪Medical nonadherence

▪Chronic disease management; and

●Smart Data delivered through enhanced patient/disease stratification, in combination with dynamic behavioral data, relating to adherence to pharmacologic and medical therapy regimens designed to:

▪help patient outcomes

▪reduce the cost of care associated with nonadherence

▪deliver actionable data.

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

Big Data Opportunity

The Company’s real-time data generated from patient-users can be stripped to protect the specific patient-user identity and exchanged for historical data with Center for Disease Control, (“CDC”), National Institute of Health, (“NIH”), various universities and others to provide valuable empirical health related information to the Company’s patient-users using Cognitive AI provided by the Company’s partners and coordinated through various electronic health record organizations for which the Company is agnostic.  This empirical data when it becomes available on the Company’s outcomes optimization-based platform will become a valuable tool for determining predictive and supportive diagnostics to its patient-users.

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

The Cross-Over and Cross-Pollination Model

The Company’s business model is built on identifying opportunities represented by one market vertical that provides for a separate vertical to utilize one or more of the Company’s core operations. Although the multiple operations of Good Health Outcomes™ are focused in separate vertical markets, the Company has designed its business model to allow for cross-pollination and reciprocal transfer of value at multiple points in their respective economic food chains.

As an example of how each of the Company’s divisions can support each other utilizing the cross-over and cross-pollination model:

●The Optimized Outcomes division can provide a range of after-care products and services through the Connected Health division.

●The Connected Health division can offer telehealth and remote patient monitoring, and POC testing and diagnostics services directly to the doctors and patients of the Optimized Outcomes division.  Further, remote patient monitoring customers can be offered POC testing and diagnostics, and vice versa.

●The Smart Data division can offer the Company’s software and Intrinsic Code™ technology systems to the Optimized Outcomes and/or Connected Health clientele.

4 https://www.milkeninstitute.org/publications/view/910

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

An example of the cross-over and cross-pollination model is further illustrated as follows:

●A customer has identified Good Health Outcomes™ as a solution for Remote Monitoring of their health or medical condition (i.e. a chronic disease);

●The customer will be prescribed a medical regimen that includes prescription medication and biometric vitals (i.e. blood pressure, weight, glucose, et al);

●The opportunity is created for Parallax to introduce its Medication Adherence product to the customer.

The customer type will vary, depending upon the sales and marketing approach and target audience, but is primarily comprised of:

●Patients

●Providers: Doctors, Nurses, Clinicians and Caregivers

●Payers: Insurance Companies, Corporations, Government

The Company believes that the current healthcare system is built on unsustainable models and significant challenges for all the stakeholders in the healthcare system. The Company also believes that it can deliver solutions which fill a void in the current market for high quality, high efficacy products and services delivered at reasonable and rational prices. The Company’s business strategy is to expand through organic growth, selective synergistic acquisition, and develop, license and/or acquire, quality products and or services that complement the Good Health Outcomes™ systems.

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

Diagnostics products include the Target System, the Company’s proprietary POC diagnostic immunoassay testing platform and test cartridges for the areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions, and the patented SPARKS Mobile™, the next-generation handheld mobile analyzer currently under development. The Target System will allow doctors to test patients in their office, with test results delivered in 10 minutes or less.  This allows patients to be provided with important information at the time of testing. The costs of the Target System are less than outside lab-based tests, benefiting both payers and patients.  In addition, doctors will be able to generate additional revenue that would normally be paid to an outside laboratory, and patients can even perform test from their homes, with results transmitted directly to their doctor. The Company has also recently selected antigens and antibodies to be used as the markers for its rapid Coronavirus (“COVID-19”) screen test, currently in the pre-clinical stage of development, for use with its FDA-cleared Target System platform.

Through the development and design of the Good Health Outcomes™ platform, the Company’s telehealth, RPM and POC products and services are interoperable and interchangeable with any FDA cleared/approved medical device, providing ease of use and connectivity between patient and doctor.  The advancement in the Company’s technology is strengthened by the ability to scale its products to meet the demands of both individuals and large groups alike.

Targeted Problems

Global COVID-19 Pandemic and Pandemic Viruses and Diseases of the Future

Data driven and behavioral technologies are well positioned to counter and deal with the current medical crisis within the U.S. and abroad.

The COVID-19 global pandemic is the cause of:

●Estimated $10s of trillions in economic losses on a global basis from economic closures and compound effects of COVID-19;

●Over 1.4 million reported infected in the U.S. with over 83,000 deaths, and growing.

Medication Nonadherence

Medication nonadherence is a priority public health consideration, affecting health outcomes and overall healthcare costs on a worldwide basis. Increasing adherence to medical regimens leads to better health outcomes in chronic disease and reduces the overall costs to the patient, payer and all of the stakeholders across the healthcare continuum.

Nonadherence to medication regimen in chronic disease management is the cause of 5:

●$300 billion in avoidable costs to the U.S. healthcare system annually;

●125,000 premature deaths in the U.S. annually.

Research from the World Health Organization 6 has shown that better adherence to antihypertensive treatment could prevent 89,000 deaths each year in the U.S., with a projected savings of $106 billion a year.

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

●Cardiovascular Disease

Cardiovascular disease (“CVD”) in the U.S. total $317 billion per year, split between $193.7 billion in direct medical costs and $123.5 billion in lost productivity. An adult in the U.S dies from CVD related health conditions every 40 seconds, with CVD deaths accounting for 31% of all U.S. deaths each year.

●Smoking-Related Health Issues

The estimated costs for smoking-related health issues in the U.S. total over $300 billion per year, split between direct healthcare expenses of $170 billion and indirect costs of roughly $156 billion.

●Alcohol-Related Health Issues

In 2010, excessive alcohol use cost the U.S. economy $249 billion, or roughly $2.05 per drink. Alcohol-related deaths totaled 88,000 people per year, and shortened the lives of working adults by an average of 30 years.

●Diabetes

As one of the most prevalent chronic conditions in healthcare, diabetes care costs reached $245 billion in 2016. Seventy-one percent of diabetes treatment costs ($176 billion) were related to direct healthcare expenses. That equates to 20 percent of U.S. healthcare spending.

●Cancer

According to the latest estimates from the CDC and the National Cancer Institute, cancer care costs are roughly $171 billion a year due to healthcare inflation over previous decades.

●Obesity

The United States spends $147 billion on healthcare related to obesity, and roughly $117 billion on costs related to inadequate physical activity. In 2006, healthcare costs for obese patients were $1,429 higher than patients at a normal weight. Obesity is implicated in the development or worsening of many other chronic conditions, including diabetes and cardiovascular disease.

●Arthritis

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

●Strokes

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

5 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC3234383/#B8

6 https://www.who.int/chp/knowledge/publications/adherence_report/en/

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

TARGET SYSTEM and DIAGNOSTIC TESTING PLATFORM

Overview

Parallax continues its focus on Point-of-Care diagnostics, with an emphasis on its Target System testing platform, including the Target Antigen Detection System, the flow-through test cartridge, and the FDA-cleared VT-1000 desktop analyzer and novel applications that detect and/or monitor infectious diseases, cardiac markers and drug of abuse assays.  The Company holds exclusive licenses, in perpetuity, to a line of proprietary, patented and/or patent-pending, FDA-cleared, Point-of-Care diagnostic tests to be utilized with its single platform diagnostic testing Target System.  Parallax, with its products and products in development, offers the potential to transform the diagnostic landscape by transitioning critical tests from the centralized lab directly to the hands of the physician or clinicians.

The Company continues to pursue viable opportunities for the commercialization of its product, including strategic partnerships with third-party companies in order to limit the Company’s capital outlay.  Additionally, the Company has sought to identify strategies that would make its proposition more valuable and competitive.  The Company has spent the last few years expanding its patent portfolio and further developing potential integration of new applications. The Company, through its license with Montecito BioSciences, Ltd. (“MBS”), has been issued patents on the core technology for its Target System.  In addition, in 2014, 2015 and 2017, the Company, through its license with MBS, received patents on its mobile testing device, the SPARKS Mobile™ diagnostic reader, in the United States, China, Hong Kong, Macao, and India.  In 2019, the Company engaged a patent attorney to identify and pursue infringements of its licensed patents around the foundational technology and the SPARKS Mobile™ diagnostic reader globally, some of which have already been identified.

The Company is also pursuing the expansion of the Target System’s test cartridges for the diagnoses of additional diseases.  The Company has identified a technology previously cleared by the FDA that can be utilized as a platform for a test cartridge that will detect CD4 and CD8 cells, which in turn determine a patient’s immune status.  In addition, the Company is in the process of developing a test cartridge for the diagnosis of the COVID-19 virus.

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

The Company also believes that there is growth opportunity for the exploitation of its Target System platform in developing nations and regions such as Africa, India, South America, Eastern Europe, Russia and Asia as well as developed markets of North America and Western Europe. One of the first initiatives to be developed for this market will combine the Company’s SPARKS Mobile™ (a portable hand-held diagnostic analyzer based on the VT-1000 Desktop Analyzer), currently in development, with a test for the COVID-19 virus, as well as a test for the monitoring of AIDS/TB patients through the use of a proprietary rapid point-of-care immunoassay CD4-CD8 test called PROMISE CD4, also in development.

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

VT-1000 Desktop Analyzer: Quantitative and Qualitative Immunoassay

The Company’sVT-1000 Desktop Analyzer is FDA-cleared and is capable of rapidly detecting qualitative and quantitative data for its FDA-cleared Target Platform tests.  The VT-1000 Desktop Analyzer is used for all Target System platform Tests, allowing for clinical personnel to be trained once and also gives consistent results for both qualitative and quantitative testing. The Company plans to develop the SPARKS Mobile™, a hand-held analyzer unit, similar in size to a mobile phone, which will be based on the VT-1000 Desktop Analyzer (see “SPARKS Mobile™:  The Target System Hand-Held Analyzer).

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

Each individual TADS test cartridge operates in a uniform fashion using a controlled flow-through rapid antigen testing system, utilizing an enzyme-linked immunosorbent assay (“ELISA”).  The ELISA method is a technique used to determine if a certain substance is present within a sample.  Using special antibodies that attach to the substance, the sample will generate a specific color.  The amount of color indicates the amount of substance present. Another set of antibodies are used to “capture” the substance.7 The results can then be measured at specific wavelengths by an ELISA analyzer, such as the VT-1000, in two forms:

●Qualitative:  Refers to whether an analyte is present and provides “positive” or “negative” results through color changes, using known positive and negative samples.

●Quantitative: Refers to how much is present and uses a series of standards to measure the unknown amount of analyte.

TADS Cartridges

The simplicity of the fully loaded single-use test cartridge, and subsequent ease-of-use of the instrument, helps to alleviate the technical burden on medical staff, and makes patient diagnosis more efficient.

The Company’s Target Antigen Detection System is a departure from the standard devices typical to the rapid testing markets and can allow for physicians to share in revenues. The device is part of the manufacturer’s qualitative and quantitative “Target System Diagnostics Platform,” which offers an array of improved modifications and features to the traditional qualitative and semi-quantitative flow-through immunoassay test. With its platform uniformity, vacuum pump, absorption layer for sample overflow, and complete compatibility with single and multi-light source reflectometer technology, the TADS cartridge is a unique collection of tests for qualitative and quantitative detection diseases and of conditions. The TADS cartridge utilizes a vacuum technology to deposit specimen samples uniformly on test membranes.  The Vacuum Control Flow Device provides a vacuum pump action, which reduces test time and ensures maximum contact with the membrane antibodies.  This collection device allows for numerous tests to be incorporated. The vacuum specimen filtration and excess specimen absorption is built in.

TADS Components

7 “ELISA,” Simple English Wikipedia, [website], March 2013, https://simple.wikipedia.org/wiki/ELISA

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

•Positive identification and specimen tracking strategy that eliminates specimen identification errors

•Simple strategy for calibration and QC

•Transferability of data to the LIS or HIS

•Agreement of result with accepted “Gold Standard” tests

•Affordable cost

The Company’s testing system is not limited to HIV or AIDS diagnostics. The Company is currently working with Naglreiter, an established medical device development company, to develop the prototype for the SPARKS Mobile™ handheld device in conjunction with a compatible rapid test cartridge for the detection of the COVID-19 virus. The rapid test is being developed using recombinant S1 and S2 glycoproteins reagents that are geared to identify the virus through the “Spike” S1 and S2 antigens in human cells. The COVID-19 Spike proteins play a key role in eliciting potent neutralizing-antibody and T-cell responses. The Spike’s receptor binding domain is the primary determinant of the virus’s ability to infect.

Diseases like COVID-19, malaria, cholera, hepatitis, yellow fever, West Nile virus, and other viral diseases present increasing health threats to large populations around the globe, with the largest problems existing at the stage of proper diagnosis. The Target System test cartridge format is readily adaptable, having been applied to viral and bacterial infections in the past such as Rubella, Rotavirus, and Streptococcus A.

The Company believes that it can adapt the VT-1000 Desktop Analyzer and SPARKS Mobile™ to the rapid, simple POC diagnosis of nearly every disease without the requirement of additional equipment. Further, the Company believes that the combination of a mobile, hand-held testing device along with test cartridges for a host of different diseases can improve disease diagnoses and healthcare in a vast majority of today’s underserved regions. In addition, the Target System platform allows for the monitoring of environmental components influencing the health of populations, such as the presence of toxins in soil and drinking water and contamination of food supply.

SPARKS Mobile™: The Target System Hand-Held Analyzer:

The SPARKS Mobile™ is the Company’s next-generation analyzer.  Utilizing re-engineered technology of the VT-1000 Desktop Analyzer, the SPARKS Mobile™ is a handheld device that is intended to utilize the Company’s TADS test cartridges and include a small, rapid testing format, in conjunction with a data acquisition and test reading, with connectivity and features similar to a smartphone device. The SPARKS Mobile™ is currently in the design stage of the development process.

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

The SPARKS Mobile™ design goals are intended to:

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

The densimeter/multi-light spectrum reflectometer utilizing immobilized enzyme antigens in blood plasma or urine, which is the core testing system of the VT-1000, will not change.  The testing technology in the initial SPARKS Mobile™ testing device will be based upon the same FDA. 510(k) cleared technology employed in the Company’s VT-1000 Desktop Analyzer and is compatible with existing TADS test cartridges. However, a number of innovative features will be integrated into the design to meet customer and patient needs, including those included in the Company’s most recent conceptualization of design and functionality and environmental interface:

●High Infrared Light Spectrum;

●Easy Field Upgrades;

●No Change of Equipment;

●Printer Hook-up Capability;

●Low Entry Cost for New Test Development and Analysis;

●Safety, Security and Accuracy by design; and

●Desk to Docking Station: Smart Phone Capability

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

SPARKS Mobile™

Design Concept

The Company has also initiated the development of telehealth, remote patient monitoring and cognitive service offering capabilities into the SPARKS Mobile™ design and business model, for the integration of the Good Health Outcomes™ (Fotodigm® and REBOOT™) and Parallax Communications products and services (see “Additional Tests and Products for Development”).

WiFi
120
80
73
Internet
Home Health
Hub
EHR
Database
BlueTooth/Wifi
To Hub
BlueTooth
To Phone
Direct WiFi/LTE
Via Internet
120
80
73
120
80
73
120
80
73

SPARKS Mobile™

Operation Concepts

The Company will continue to develop the design of the SPARKS Mobile™ as well as economic models designed to maximize the value of the SPARKS Mobile™.  Although the Company’s 2020 budget does not include 100% of the funding resources to bring the development of the SPARKS Mobile™ to the prototype and beta stages, the Company continues to seek third-party resources, with the goal of obtaining FDA 510(k)-clearance for the SPARKS Mobile™ based upon the FDA 510(k)-cleared VT-1000.

Immunoassays: Defined 8

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

Quantitative Immunoassays would:

●Allow detection of the absolute concentration of components

●Reduce inter-assay variation in data

●Permit successful statistical analysis of smaller sample sets

●Permit direct comparison of data generated at independent sites or occasions.

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

8 “Immunoassay tests,” Encyclopedia of Surgery, [website], 2001, https://www.surgeryencyclopedia.com/Fi-La/Immunoassay-Tests.html

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

Diagnostic tests performed outside the central laboratory or decentralized testing is generally known as Point-of-Care. Over the years, the increasing introduction of transportable, portable, and handheld instruments has resulted in the migration of POC testing from the hospital environment to a range of medical environments including the workplace, home, disaster care and most recently, convenience clinics. Moreover, POC test devices have contributed significantly to the growth of the overall diagnostics market over the past 10 years. As more diagnostic manufacturers pursue CLIA 9 waiver status for their POC devices and CE Mark 10 for POC or self-use. At the same time, more decentralized test venues invest in non-waived rapid tests and instruments. POC testing appears to be headed for an even bigger role in diagnosis and monitoring patient care. 11

The Global In-Vitro Diagnostics (“IVD”) market is expected to exceed $92 billion by 2025, up from $64 billion in 2017 12, and is expected to continue at a 4.8% compounded annual growth rate over the next eight years. Self-testing is the biggest trend fueling the growth, and the recent advancements in IVD technology has a large influence over the product type segment, which is poised to grow at a compounded annual growth rate of 6.1% from 2018 to 2025 13.  The growth is being driven by devices aimed at making acute care more efficient. There is a concerted effort to reduce time spent in expensive intensive care units and in the hospital in general. More tests and technologies have been adapted to serve the needs of physician offices and home testing.

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

Competitive Landscape

There are approximately 40 to 50 companies in the Point-of Care diagnostic industry in the U.S. and approximately another 100 outside the U.S. 14. The POC space can be broken down into various sub-sets such as molecular biologist developing reagents, and markers to diagnostic equipment and test development companies, as well as companies who do neither and focus on marketing tests, equipment and assays.  Most notably in the POC space are the large pharmaceutical companies such as Bayer, Roche, Abbott Labs, ThermoFisher and others.  Parallax’s specific competitive landscape is tied to its patented process involving the SPARKS Mobile™ Analyzer and Target System platform In-Vitro Tests.  There are a number of companies developing mobile devices to perform a host of health industry-related services and the Company believes that more companies will enter the mobile diagnostic space in the next few years.  The industry has yet to develop a standardized Point-of-Care immunoassay platform for any device to be integrated into.  The Company’s SPARKS Mobile™ Analyzer is designed to deliver a device that adds immediate value to health providers, patients and health insurance companies.

9Clinical Laboratory Improvement Amendments (CLIA) of 1988 are United States federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States, except clinical trials and basic research.

10The letters "CE" are the abbreviation of French phrase "Conformité Européene" which literally means "European Conformity" CE Marking indicates that your medical device complies with the applicable EU regulations and enables the commercialization of your products in 32 European countries.

11“The Worldwide Market for Point-of-Care (POC) Testing (Infectious Disease Testing, POC Cancer Tests, Rapid Coagulation, Urine Testing, Lipid Tests, Pregnancy Testing, Glucose Testing and Other POC)”, Kalorama Information, [website], February 2018, https://kaloramainformation.com/ product/the-worldwide-market-for- point-of-care-poc-testing-infectious-disease- testing-poc-cancer-tests-rapid- coagulation-urine-testing-lipid-tests-pregnancy- testing-glucose-testing-and-other-poc/

12S. Ugalmugale and S. Mupid, “In-vitro Diagnostics Market … Competitive Market Share & Forecast, 2018 – 2024,” Global Market Insights, Inc, [website], August 2018, https://www.gminsights.com/toc/detail/in-vitro-diagnostics-market

13“In Vitro Diagnostics (IVD) Market…Global Opportunity Analysis and Industry Forecast, 2018-2025,” Allied Market Research, [website], December 2018, https://www.alliedmarketresearch.com/ivd-in-vitro-diagnostics-market

14“Top 50 Companies on Point of Care Diagnostic Testing,” Kalorama Information, [website], May 2017,  https://www.kaloramainformation.com/product/top-50-companies-in-point-of-care-diagnostic-testing/

The Company’s primary goal is to create a mobile platform that can integrate and utilize the flow-through process of its Target System platform, and offer the healthcare provider a system that is fully interoperable and ubiquitous with a potentially large number of in vitro tests.  There are other test platforms in the space, but the Company has filed a patent application on the process of its SPARKS Mobile™ Analyzer and TADS test cartridge.  There can be no assurance that the Company’s POC devices will prove to be competitive with the other POC devices under development.

Until the Company secures a minimum of five million dollars ($5,000,000) of additional capital to operate for the next twelve months it will remain highly vulnerable to competition.  The Company anticipates the need for a minimum of an additional three million dollars ($3,000,000) of investment capital for it to achieve its goals of developing a commercially viable rapid POC COVID-19 diagnostic test and the SPARKS Mobile™ Analyzer version of the VT-1000 Desktop Analyzer. The Company intends on exploring licensing partners for manufacturing and distribution of its product line. Should adequate funds be available from future funding resources, the Company intends on using a portion of the proceeds for research and development, including the further development of the SPARKS Mobile™ device and COVID-19 test cartridge.   There can be no assurance that such amount will prove adequate to develop the Company’s products. Furthermore, the Company’s competition has significantly greater resources that they can deploy and time to head off competition.

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

9.Bio-Rad Laboratories Inc., Hercules, CA www.bio-rad.com

10.Beckman Coulter Inc., Fullerton, CA www.beckmancoulter.com

Barriers to Use

The main barriers and constraints to the use of POC rapid diagnostic tests can be put into four main categories:

Acceptability:Rapid tests need to be acceptable to policymakers, clinicians, patients, and the medical community. In the POC rapid test market, tests need to have sufficient sensitivity and specificity, and need to have an adequate predictive value. Ease of use is critical for POC use by clinicians. Culturally appropriate specimens and credible results are vitally important if rapid tests are to be accepted by patients.

Affordability:Many rapid diagnostic tests are more expensive than the tests or syndromic algorithms they are intended to replace. Decreasing per-test costs, carefully designing diagnostic algorithms, and educating end users about the cost-savings of POC testing are important means of maximizing rapid test affordability.

Availability:Rapid diagnostic tests are not always available in developing countries. Most tests have limited shelf lives, and many countries have weak public and private sector procurement and distribution systems. The consistency and quality of imported tests can also cause issues. To address these constraints, local government regulations, quality assurance, shelf life testing, and distribution systems all need to be assessed and improved. The Company, in conjunction with its license partner Montecito BioSciences, Ltd., intends to initially control all of the manufacturing for the Target System Desktop and SPARKS Mobile™ analyzers and test cartridges.

Reimbursement:The ability to gain scale in reimbursement across a wide number of tests is still a challenge for POC diagnostic companies such as Parallax.

Intellectual Property (Diagnostics)

The Company’s products include an FDA-cleared VT-1000 Desktop Analyzer and more than two dozen FDA-cleared tests.  The Company acquired the exclusive rights in perpetuity to a number of United States Patent and Trademark Office (“USPTO”) patents and pending patent applications on the Company’s products in the area of infectious diseases, as well as methods for future test development, through a License Agreement with Montecito BioSciences, Ltd.  The Company intends to seek intellectual property protection for all supporting products such as novel biomarker candidates, antibodies, proteins, and diagnostic tests surrounding its core indication areas, in order to create a barrier to entry for competitors.

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

The Company is currently in the pre-clinical testing stage of developing a test with antibodies for COVID-19 detection compatible with the Target System.  There can be no assurance that the Company will be successful in developing such tests or in obtaining the required FDA clearance.

For further information on the exclusive rights to the Company’s FDA-cleared Tests, and the complete text of the Assignment Agreement and subsequent Modification, please refer to Exhibits 10.19 and 10.21, respectively, to the Company’s Current Report filed November 15, 2012 on Form 8-K.

It is expected that after successful re-introduction of the Target System, additional tests will be developed and protected by the Company. Generally, the Company will have rights to improvements to the basic technology platform in exclusivity through its licenses with Montecito Bio Sciences, Ltd.

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
●Set the “least burdensome provision”
●Supported dispute resolution
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

To further illustrate the 510(k) submission requirement, a 510(k) clearance is required when:

●introducing a device into commercial distribution (marketing) for the first time;

●there is a significant change in the safety or effectiveness of a legally marketed device; or

●a legally marketed device is being marketed for a new or different intended use.

In contrast, a 510(k) is not required when:

●unfinished devices or components are sold for further processing or assembly by other parties, excluding the sale of direct replacement parts to end users;

●the device is not being marketed or commercially distributed;

●distributing another party’s domestically manufactured device;

●repackaging or relabeling, if the condition of the device is not significantly changed;

●the device was commercially distributed prior to May 28, 1976, and no significant changes to design, method, component, method of manufacture or intended use have been made;

●acting as an importer of a foreign made medical device; or

●the device falls into a Class I or II exemption classification; or is a Class III device requiring PMA.

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

The cost to obtain PMA approval on one novel device can be anywhere from $10 million to $1 billion, and can take an average of 3 to 7 years to bring a device to market.15 Examples of PMAs include digital mammography, minimally invasive and non-invasive glucose testing devices, implanted defibrillators, and implantable middle ear devices.

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

15 https://www.sciencedirect.com/

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

With post-approval studies, FDA can evaluate device performance and potential problems when the device is used more widely than in clinical trials and over a longer period of time. This allows FDA to build in accountability and gather essential post market information, including:

●longer-term performance of the device (for example, effects of re-treatments and product changes)

●community performance (clinicians and patients)

●effectiveness of training programs

●sub-group performance

●outcomes of concern – real and potential

Summary Comparison of 510(k) and PMA

510(k) Submissions	PMA Submissions
●primarily for Class II devices (Class I devices are predominantly exempt)	●primarily for Class III devices
●a Class I or II pre-amendment or legally marketed device (predicate) exists	●a Class I or II pre-amendment or legally marketed device (predicate) does not exist
●third-party review option is available for devices not requiring clinical data	●device is life supporting and/or has potential risk to patient
●documented proof of Substantial Equivalence to a predicate is required	●documented safety and effectiveness data for the device is required

FDA and COVID-19

In response to the global need for tests to diagnose the COVID-19 virus, the FDA has provided certain flexibilities in its approval process, that will allow for the rapid deployment of certain diagnostic tests whilst ensuring public safety.   The following statement was published by the FDA on March 30, 2020, in connection with the review process of diagnostic tests to combat the COVID-19 virus 16:

“The U.S. Food and Drug Administration has been providing unprecedented flexibility to labs and manufacturers to develop and offer COVID-19 tests across the U.S. The FDA’s regulations have not hindered or been a roadblock to the rollout of tests during this pandemic. Every action the FDA has taken during this public health emergency to address the COVID-19 pandemic has balanced the urgent need to make diagnostic tests available with providing a level of oversight that ensures accurate tests are being deployed. Moreover, as in previous emergencies, the FDA has been extremely proactive and supportive of test development by all comers—laboratories, and large and small commercial manufacturers—offering our expertise and support to speed development and to quickly authorize tests that the science supports.

It is not the FDA’s role to develop tests or decide what tests a health care professional uses. Our role is to determine if the tests developed by others provide accurate and reliable results, even when some would prefer that we let tests on the market without evidence that they work. It’s critical that the tests used work. False results can also contribute to the spread of COVID-19. We want our treatments to be tested for effectiveness and reviewed by the FDA. We want the same for our tests—assurances that they are accurate and effective.

Developing a test:

•Typically, with an emerging health threat, the Centers for Disease Control and Prevention (CDC) is the first developer of a diagnostic test in the U.S. - Samples of the virus are crucial to confirming the accuracy of the test.

•CDC has first access to viral samples that other test developers do not. CDC also manufactures their own tests for distribution to their national network of public health labs. In this pandemic, CDC encountered problems manufacturing their test. FDA assisted CDC in their work to resolve the issue and utilize a commercial manufacturer to make tests for any laboratory, not only public health labs.

•Viral samples became commercially available to private sector test developers in later February, when the National Institutes of Health’s partner BEI Resources began selling vials of the virus grown from material provided by CDC.

•Laboratories have always had the ability to develop their own tests in the U.S.; the COVID-19 outbreak did not change this. Once a developer has a viral sample, they can confirm the accuracy of their test very quickly, usually in two to three days.

16 “Coronavirus (COVID-19) Update: FDA expedites review of diagnostic tests to combat COVID-19,” Stephen M. Hahn M.D., Commissioner of Food and Drugs - Food and Drug Administration, March 2020, https://www.fda.gov/news-events/press-announcements/coronavirus-covid-19-update-fda-expedites-review-diagnostic-tests-combat-covid-19

•In the future, making viral samples available earlier to commercial developers will be crucial to deploying tests quickly. Moreover, CDC’s test should be manufactured by a commercial entity with the requisite expertise.

Timeline of FDA support for test developers:

•Since the beginning of January, the FDA has worked with more than 230 test developers who have or are expected to submit requests for FDA emergency authorization of their tests; to date, 20 authorizations have been granted.

•In addition, more than 110 laboratories have notified the FDA that they have begun using their own tests.

•For interested developers, the FDA provided recommendations for how to check a test for accuracy as well as a short form to make it easy to share their test information quickly in support of an Emergency Use Authorization (EUA).

Emergency Use Authorization authorities:

•An EUA, put into place by Congress, is a relaxed standard that allows tests to be made available based on less data than in non-urgent circumstances and allows for expedited FDA review.

•In many cases, the FDA can do this review in as little as a day, which it has done repeatedly.

•EUA authority is not a barrier to test availability.

FDA policy updates:

•The FDA recognized the urgent need for even faster testing availability. Although laboratories could use the EUA pathway, many were hesitant or didn’t know the pathway was available to them.

•To respond to this need, the FDA revised the process to allow labs to begin testing prior to FDA review of their validation data. This policy change was an unprecedented action to expand access to testing. Nevertheless, in the first week, only six laboratories took advantage of this further streamlined process because many laboratories did not have a test, or did not have the viral samples to check the accuracy of their test.

•In addition, the FDA implemented another change to empower states to take responsibility for tests developed and used by laboratories in their states without FDA review.

The FDA has and will continue to play a pivotal role in this emergency response. …”

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

CONNECTED HEALTH and GOOD HEALTH OUTCOMES™ PLATFORM

Overview

Parallax’s primary goal is to deliver Good Health Outcomes™ for patients through a service that allows healthcare providers of all types to reduce costs, increase revenues and provide a better patient experience and satisfaction. Connected Health and the Good Health Outcomes™ platform are a part of the Company’s overall healthcare strategy.

Good Health Outcomes™ features Fotodigm® technology, a proprietary systems integration software component that provides biometric devices and electronic health records to interoperate.  The Good Health Outcomes™ platform provides medical practices including nursing, doctors offices, and hospital operations to provide remote patient monitoring (“RPM”), medication adherence, and an intelligent telemedicine delivery system.  Featuring distinctive Fotodigm® data capture and analysis capabilities, the Good Health Outcomes™ platform can be promoted directly through hospital and accredited nursing facilities, as well as health and wellness service providers, all seeking to integrate RPM and telehealth services as part of their offerings.

Good Health Outcomes™ integrates remote monitoring solutions to improve a patient’s compliance to therapy, pharmaceutical and other treatment regimens prescribed by their physicians.  Through the Good Health Outcomes™ platform, alerts and notifications, including visual, audible and vibratory, are sent to patients through email and SMS. In addition, cloud-based recordings are maintained for continuous patient monitoring and telehealth delivery, benefitting both caregivers and patients. Good Health Outcomes™ is network agnostic and captures data from any data-generating device, insulin meter, or scale, and works with any analog device, providing easy, flexible data management utilizing its Fotodigm® technology.

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

Biometric Monitoring 17

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

There are different kinds of biometric monitors that can be used, depending on the purpose. There are monitors that measure the temperature of the body; the pulse rate or the heart activity; blood pressure; blood glucose level etc. Below are a few common biometric monitors that are often used in households and hospitals:

●Thermometers – One of the popular kinds of thermometer is the mercury thermometer which is used to measure the temperature or fever of the body. The mercury expands when heated, and rises up a glass tube, stopping at the corresponding temperature mark. Most thermometers have both Celsius and Fahrenheit readings for the ease of the user.

●Blood Pressure Monitors – A blood pressure monitor is a device that measures the blood pressure of an individual based on the readings of two values – the systolic pressure, which is the peak pressure in the arteries, over the diastolic pressure, which is the minimum pressure. Blood pressure should be monitored regularly in patients suffering from hypertension or hypotension, and other related conditions.

●Glucose Monitors – Also known as glucometer, glucose monitors measure a person’s blood glucose level. Glucometers are essential to monitor the glucose in the blood of diabetic patients, as an increase in sugar may initiate serious medical conditions. There are two types of glucometers: continuous glucose monitors, which measure the glucose level every few minutes using small sensors; and the fingerstick glucose monitors that uses a sample of blood to read the glucose level.

●Pulse Oximeters – Pulse oximeters are used to determine the amount of oxygen in the blood. It is generally used to detect breathing or respiratory problems, and is also used to monitor oxygen saturation in patients under intensive care. There can be three types of pulse oximeters – stand-alone, handheld, or pocket PC –based pulse oximeters.

●EKG Machines – Electrocardiogram or EKG machines are devices that measure the activity of the heart. It detects the electronic signals sent by the heart in between heartbeats. It is used to detect abnormal activities of the heart induced by sleep, or stress-related problems. EKG machines can be of two types: continuous, which continuously monitors heart activity; or intermittent which records the activity once in a while, but can be used for weeks or months.

●Pedometers – Used mainly for exercise purposes, a pedometer measures the number of steps a person takes while walking to stay fit. By quantifying the number of steps taken, a person can then calculate the amount of calories burned. Many sports item manufacturers are producing pedometers to help motivate fitness enthusiasts.

There are numerous other biometric monitors used for medical or physical training purposes. There are the calorie counters, the body-fat calculators, the cholesterol monitors, fitness monitors – and a number of other devices. Prices of these vary in accordance with the brand, the quality, and the durability of the product.

Many cheap monitors do not give correct readings and can be deadly when monitoring critical patients. Therefore, biometric monitors should be high-quality products that come with a guarantee, rather than inexpensive brand-less ones. Biometric monitors keep a check on health conditions, and a person should never compromise with their health.

17 http://www.ihealthdirectory.com/biometric-monitor/

Remote Patient Care

The Good Health Outcomes™ platform features a full set of modern communications technologies that provide cloud-based Health Insurance Portability and Accountability Act (“HIPAA”) compliant patient data security. The platform was designed specifically for patients’ ease of use, and provides real-time voice and “video conference” communication directly from any mobile or internet-connected device using biometric data collection. The platform, combined with systems integration services that interface with Electronic Health Records (“EHR”) and Electronic Medical Records (“EMR”) technology platforms, enables “virtual doctor visits,” increasing the conveniences for both patients and their doctors and care providers.  The Good Health Outcomes™ platform and its systems integration positioning allows for any physician, clinician, nurse, pharmacist, caregiver, or family member to support the treatment of the chronically ill, both acute and post-acute, in a persistently connected real-time environment, on a larger scale and with greater precision and patient satisfaction.

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

Medication Monitoring/Compliance/Adherence

Nonadherence with medication is a complex and multidimensional healthcare problem. Patients forget to take their medications, creatively alter their medications, engage in unendorsed polypharmacy, mix their medications, and take medications in combinations that may have dire synergistic interaction effects, such as dizziness and confusion.  Estimates of medication nonadherence rates typically range from 20% to 85%, (see figure below) 18. As a result, a substantial number of patients do not benefit optimally from pharmacotherapy and can wind up in emergency situations, hospitalized, or worse.  In fact, hospital readmission generated by medical non-compliance and nonadherence was a $41 billion-dollar problem in the United States in prior years and is growing 19.

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

The Good Health Outcomes™ platform monitors the adherence of treatment and therapy regimens. In addition, with the advent of an intelligent personal medication device with bio-feedback, Good Health Outcomes™ allows, perhaps for the very first time, the quantitative and qualitative feedback of real-time data to pharmacists, physicians and clinicians and, based on the individual patient, enables medication titration to achieve optimal medication therapy.

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

18 https://www.pillsy.com/articles/medication-adherence-stats

19 https://cvshealth.com/newsroom

Parallax’s customer pilot was able to offer a biometric monitoring capability from devices that were not Internet connected and this lowered the cost of service delivery and sustainability. The pilot for a large hospital group met the requirements of removing the connectivity and cloud-based requirements on biometric measurement devices. The focusing on FDA approved measurement devices connected via Fotodigm® allowed for the reduction of costs of telehealth services delivery. The system has been developed in a mobile application that can be downloaded by Parallax end users at the Company’s remote patient monitoring website at www.goodhealthoutcomes.com.

Product Strategy

Parallax’s product strategy is to eliminate obstructions to consumer adoption of remote patient care systems, so patients can stay out of the hospital longer and have a better quality of care and quality of life.

Remote patient monitoring systems enable efficient healthcare delivery to patients outside conventional hospital or clinical settings by transmitting real-time patient data for remote clinical review. Correlating vitals with medication history and consumption directly informs healthcare providers as to the real-time status of a patient, at home or in residences. Anomalies can be reported or alerted to those in need through a cloud-based network.  RPM systems incorporate wireless medical devices and computer-based software applications. The evolution of IoT and IoS technologies is clear, and will offer significant business opportunities for patients, residences and the healthcare system in general. RPM is a cost-effective means of keeping patients out of the hospital and having a better quality of care.

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

Patients: ●Better quality of life ●Fewer hospital visits ●Better outcomes ●Reduced travel and health costs ●Increased social interaction with family and friends

Patient Families:

●Better visibility into the quality of life of loved ones

●Fewer hospital visits – fewer interruptions into their work days

●Better outcomes

●Reduced travel costs

●Increased peace of mind – reduced stress and concern

Residential Providers:

●Better overall quality of life in the residence

●Reduced risk and liability

●Superior service

●Reduced labor costs

●Increased revenues for enhanced services

●Superior reputation / higher desirability / increased ability to charge for core services

●Healthcare professionals and providers deliver better care more efficiently at lower risk

Healthcare Industry:

●Government, insurance and other payers reduce spending

●Patients who are more adherent with medication regimes use fewer health services

●Pharmaceutical companies increase profitability

●and deliver value beyond the pill

●Pharmacy retailers ensure repeat orders, increased fulfillment and enhance brand loyalty

●Physicians have the ability to become proactive, rather than reactive

●Every 1% improvement in medication adherence results in $2 billion in savings to U.S. Healthcare system and a $4 billion revenue increase to pharmaceuticals [20]

●Differentiation in the marketplace for early adopters

Market Opportunities

The market demand for remote patient care (“RPC”) solutions is at an all-time high and continues to increase due to healthcare insurance reimbursement of the services delivered over RPC systems.  Further, the move from “fee-for-services” to outcomes-based payment structures have brought about the need for doctors and all other healthcare providers to increase the efficiency and to reduce the costs of care delivery to patients.  Clearly, as with the introduction of any new technology, there is a significant market differentiator for early adopters. Residences, assisted living facilities, and long-term care facilities all exist in a competitive environment in which differentiation between them is based upon higher desirability, which amounts to higher profits for those who are able to offer more. Unlike other service businesses, residences have the ability to attract clients requiring services on a long-term basis. 21 Additional market opportunities exist around hospitals and their management’s needs surrounding the reduction and elimination of patient readmissions.

20 “Adherence, Compliance, Persistence,” MediPENSE, [website], https://medipense.com/en/medication-adherence-compliance/

21 “The Long Term Care Market: Nursing Homes, Home Care, Hospice Care, and Assisted Living,“ Research and Markets, [website], February 2019, https://www.researchandmarkets.com/research/476vtw/united_states?w=12

The global RPM systems market draws immense focus due to strict governmental measures to cut down healthcare expenditure, and reduce hospital stays. Remote patient monitoring serves to minimize hospital readmissions, and reduces the load on physician time, and nursing staff, thus greatly reducing healthcare costs. A rapidly aging population vulnerable to chronic diseases, and a growing desire to live independent lives among the elderly are driving growth in the market. Given the rise in the number of insured patients covered under reforms such as the Affordable Care Act, coupled with stricter reimbursement norms, healthcare providers are under constant pressure to manage wider patient population at lower costs. With the healthcare industry migrating towards an outcome-driven effective healthcare system, remote patient monitoring technology stands optimally positioned for growth.22

Encouraged by the widespread proliferation of high-speed internet, and related services, the adoption of RPM systems is witnessing strong demand. There is growing interest in IoT-driven healthcare services and wearable medical devices that feature sensors, actuators, and other mobile communication methods through which patient data can be continuously transmitted onto a cloud-based platform. Healthcare providers are increasingly adopting cloud computing technologies, which not only offer cost benefits but also allow healthcare organizations to increase operational efficiency.23

The global market for remote monitoring systems is projected to reach over $66 billion by 2020, driven by government measures to reduce healthcare spending against a backdrop widening healthcare budget deficit.24  As stated by the new market research report on Remote Patient Monitoring Devices, North America represents the largest market worldwide, occupying close to 41% of the total market share, and is expected to grow at an exponential compounded annual growth rate of 21.34% during the forecast period.25 Asia-Pacific ranks as the fastest growing market with a compounded annual growth rate of 13% over the forecast period. The growth in the region is driven by the increase in per capita healthcare spending and the need for a cost-effective and sustainable healthcare system along with infrastructure capable of addressing the growing healthcare needs of an expanding population. 26

Misuse of Opioids and Other Addictive Substances

During 2017, there were more than 72,000 overdose deaths in the United States, including 49,068 that involved an opioid, according to a provisional CDC count.27 More than 130 people died every day from opioid-related drug overdoses in 2016 and 2017, according to the US Department of Health & Human Services (HHS).

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

Outcomes Optimization Platform monitoring:

●Reduction in number of opioid prescriptions issued;

●Number of individuals attending educational sessions;

●Increase in number of patients finding timely access to treatment facility;

●Reduction in number of patient relapses;

●Reduction in hours spent to recovery independence;

●Number of times transportation arranged for appointments;

●Number of enrollments of uninsured patients;

●Referrals to other public benefits and community resources.

22 S. Kripalani, et al, “Reducing Hospital Readmission: Current Strategies and Future Directions,” Annual Review of Medicine, [website], https://www.annualreviews.org/doi/10.1146/annurev-med-022613-090415

23 I. Liao, “5 Real-Time & Remote Patient Monitoring Trends,” MPO Magazine, [website], August 2018, https://www.mpo-mag.com/contents/view_online-exclusives/2018-08-22/5-real-time-remote-patient-monitoring-trends/7970

24 “Focus On Cost Savings Through Streamlining Clinical Workflow Processes Drives the Healthcare IT Market, According to New Report by Global Industry Analysts, Inc.,” PRWeb, [website], July 2019, https://www.prweb.com/releases/ healthcare_it_market/ electronic_health_record/ prweb11718606.htm

25 “Remote Healthcare (mHealth, Tele-ICUs, & Virtual Health) Market - Global Outlook and Forecast 2018-2023,” Research and Markets, [website], March 2018, https://www.researchandmarkets.com/research/d9cmmq/global_remote?w=4

26 “Asia-Pacific Remote Patient Monitoring Systems Market-Growth, Trends and Forecast (2019-2024)”, Mordor Intelligence, [website], https://www.mordorintelligence.com/industry-reports/asia-pacific-remote-patient-monitoring-system-market-industry

27 “Provisional Drug Overdose Death Counts,” Center for Disease Control, National Center for Health Statistics,” [website], https://www.cdc.gov/nchs/nvss/vsrr/drug-overdose-data.htm

The lucrative reimbursement policy introduced by the government agencies promoting the use of telemedicine and virtual health services is driving the market in North America. The U.S. and Canada are the major revenue contributors to the market in North America. Further, the increasing investments in research and development and technological innovations will help major players in the North American region occupy a larger market share over the next few years.

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

Patients’ and providers’ use of mobile health (“mHealth”) apps provide a framework for assessing the role mHealth can play in medicine and as a source of PGHD. Physicians use social media primarily for personal use (60%), though accessing healthcare news (21%), communicating with peers (18%), marketing the practice (11%), and communicating to patients (4%) are also practiced. Among physicians who choose not to use social media, concerns about patient privacy (52%), lack of time (51%), concerns about liability (42%), the belief that social media has little professional value (40%), and lack of familiarity (23%) are cited most frequently. In 2014, two-thirds of physicians surveyed reported using a mobile app to check medication interactions, diagnose a condition, access EHRs, check results, create clinical notes, and prescribe electronically, and more than a third of U.S. physicians recommended their patients use health apps.28

Questions related to provider licensure pose another potential barrier to the routine use of mHealth. When a patient has his or her radiograph read, many current U.S. state laws require that it be read by a physician licensed in the state where the patient is located and had the radiograph. PGHD can raise special issues. For example, if a patient lives in New York and has an mHealth device that continues to monitor certain aspects of his or her health and the patient crosses three states and then travels into the EU, does the patient’s physician need to be licensed in each of the other three states and in the applicable country in the EU when the data is transmitted from that state or country in the EU? Within the United States, most states require that the out-of-state physician receive an unrestricted license in the state in which the initial patient interaction occurred.  Some states issue a telemedicine license to facilitate practice across state lines when the physician holds an unrestricted license in another state.  In the radiograph situation, the imaging physician is reading the radiograph at one point in time and billing for that service. With the monitoring of an individual’s health information continuously, the clinician may be being paid to manage the patient’s condition or his or her overall care.  The special privacy and confidentiality issues can raise important mHealth implications. It is important that vendors and healthcare systems coordinate their efforts to minimize these issues.

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

28Petersen C, DeMuro P. Legal and regulatory considerations associated with use of patient-generated health data from social media and mobile health (mHealth) devices. Appl Clin Inf 2015; 6: 16–26 http://dx.doi.org/10.4338/ACI-2014-09-R-0082

Intellectual Property (Remote Patient Care)

The Company, through Assignment Agreements with La Frontera Community Solutions, Inc., acquired all worldwide rights, title and interest in and to the patent applications for the technology underlying the Fotodigm®  platform and systems.

Key Patented and Patent-Pending Concepts

●Diagnostic Monitoring	●Remote Patient Biometrics	●Remote Medication Monitoring
●Data Driven Outcomes	●Remote Patient Diagnostics	●Remote Medication Delivery
●Machine Face Recognition with automated data extraction	●Remote Patient Monitoring	●Remote Medication Reconciliation
●Data systems integration with biometric and electronic health record systems

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

Principal Suppliers

As of December 31, 2019, the principal suppliers of the medical devices utilized with the Fotodigm® platform were:

●Amazon Web Services, Seattle, WA	HIPAA-compliant secure server environments for hosting and management of Fotodigm® platform
●La Frontera’s Empact Suicide Prevention Center, Tempe, AZ	Largest CARF (Commission on Accreditation of Rehabilitation Facilities) certified behavioral health suicide prevention call center in United States.
●Royal Phillips, Inc. 1070 MX Amsterdam, The Netherlands	Primary RPM software and hardware supplier; platform built upon Salesforce.com infrastructure providing clinical, monitoring center, and patient management portals for mobile and desktop access.

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

On April 26, 2017, in conjunction with the ProEventa Agreement, the Company entered into a consulting agreement with James Gaynor, founder of ProEventa, that, among other things, provides for consideration to Mr. Gaynor as follows:

●a stock purchase agreement to purchase 500,000 shares of the Company’s Common Stock at $0.001 per share; and

●a grant of options to purchase 1,000,000 shares of the Company’s Common Stock at a price of $0.25 per share, vesting annually over a three (3) year period beginning September 1, 2017.

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

Goal Mastery 29

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

Product Strategy

The patented feature set of the REBOOT™ platform allows it to provide progressive-predictive analytics and goal optimization intelligence on concurrent and compounding goals for an individual or group of people. Its’ utility is broad and has use cases in many vertical growth markets. The company has integrated REBOOT™ into its Good Health Outcomes™ remote patient monitoring platform and through that is offering patented data driven outcomes solutions to its clients within healthcare services provider organizations.

The product strategy is to enter the market through the healthcare initiative of the Company’s Good Health Outcomes™ remote patient care and through its diagnostics divisions. The integration of REBOOT™ is a key differentiating advantage within the remote patient care market.  The software can be harnessed to assess and prioritize patient goals, provide interventions, track behavioral data and provide meaningful feedback toward goal obtainment, as well as real time decision support with robust progress reporting. The resulting decision and patient support, combined with the remote patient care and diagnostics technologies, make for a technology advantage and a feature set that is designed to take away market share from competitors and capture new client accounts in healthcare field focused on doctors, nursing operations, and hospitals.

The technology can be marketed through user licensing or enterprise licensing contracts within the healthcare market, in both platform and supported mobile applications, including the Company’s application known as COMPASS™ .

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

REBOOT™ is also applicable to many vertical markets outside healthcare.  The short-term strategy is to monetize the patented technology in healthcare, and license to non-competitive companies within other market verticals. The Company is assessing and prioritizing the licensing prospects.  The management team is also monitoring its patents for possible infringements, and has retained a patent attorney to assess the licensing value for some infringements already identified. (See “Patent Infringement”)

Behavioral Healthcare Industry

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

29 Grafton Integrated Health Network®

Industry Drivers

Increased awareness of the importance of behaviors in combating the COVID-19 global pandemic

Social distancing, washing hands, contact tracing and controlling human behaviors that enable the reduction in the transmission of viruses and disease have captured the attention of the medical community and the general population.  The medical reimbursement and payers within the health insurance system have begun to fund mobile and cloud-based technologies designed to assist in behavioral management.

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

Growth in Private Insurance

Following the 2014 health insurance exchange implemented by healthcare reform, the number of people with private health insurance increased significantly. According to a study published by the CDC in January 2020, Private health insurance spending increased 5.8% in 2018, which was faster than growth of 4.9% in 2017.

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

●An estimated one in four adults (about 60 million Americans) experiences mental illness in a given year.30

●About 14 million people live with a serious mental illness.31

●Approximately 20% of youth ages 13 to 18 experience severe mental disorders in a given year. 30

●7% of American adults live with major depression. 31

●An estimated 18% of American adults live with anxiety disorders (e.g., panic disorder, OCD, PTSD). 30

●About 9 million adults have co-occurring mental health and addiction disorders. 30

●20 million Americans suffer from substance abuse. 30

In addition, there is a critical mental health provider shortage creating significant access to care issues:

●Only 40% of Americans with mental illness report receiving treatment. 30

●One mental health provider exists for every 790 individuals. 32

●Approximately 4,000 Mental Health HPSA (professional shortage areas) exist which is based on a psychiatrist to population ratio of 1:30,000 -- meaning it would take approximately 3,000 additional psychiatrists to eliminate the current mental health HPSA designations. 33

●A report to Congress found that 55 percent of the nation’s 3,100 counties have no practicing psychiatrists, psychologists or social workers. 34

There exists an abundance of opportunities for the Company that are focused on the use of the patented REBOOT™ technology. The market opportunities currently being pursued for REBOOT™ include, but are not limited by:

●Integration within Parallax’s remote patient care platform for goal obtainment and mastery within healthcare operations.

●Integration within Parallax’s COMPASS™ mobile smartphone applications targeted at and focused on specific user applications including, but not limited to, remote patient care, doctor decision support, patient empowerment, population health, ASD (Autism), chronic disease management and hospital readmissions reduction.

●Development alongside the SPARKS Mobile™, Parallax’s patented handheld POC analyzer, featuring immunoassay blood testing and FDA-cleared tests, to enable a complete suite of platform-based offerings for medical practitioners, including individual doctor’s offices, doctor groups, accredited nursing, and hospital operations.

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

Autism Market 35

The U.S. autism treatment market was estimated to be valued at $1.85 billion as of 2016, growing to $1.87 billion last year. Market data forecasts 3.9% average yearly growth, to $2.23 billion by 2022. This could be conservative, as insurance coverage is improving. In addition, venture capital firms are starting to take notice of investment opportunities in this market.

30https://www.nami.org/learn-more/mental-health-by-the-numbers

31http://www.lb7.uscourts.gov/documents/12-cv-1072url2.pdf

32https://khn.org/news

33https://www.kff.org

34https://www.jconline.com/story/news/2014/04/12/dire-shortage-of-psychiatrists-in-greater-lafayette-leaves-patients-waiting-months-for-help/7656745/

35https://blog.marketresearch.com/autism-treatment-programs-are-growing-a-1.8-billion-market-in-the-u.s

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

Revenues of ABA programs exceeded $1.91 billion in 2018, and North America continues to dominate the market, outpacing sales of prescription drugs used for autism symptoms.  Growing resources for research and development drive the ASD therapeutics market growth, and favorable insurance reimbursement enable accessibility for treatment. 36

Competitive Landscape

Parallax competes with other technology consulting companies, which provides the Company with key technological advantages over the competing companies in the remote patient care and diagnostics markets. Within licensing, Parallax competes with other value-based contracting and technology companies like Oracle, Accenture and IBM, that have taken the same systems integration go-to-market approach.

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

Principal Suppliers

As of December 31, 2019, the principal suppliers for the Behavioral Health platform were:

●Amazon Web Services, Seattle, WA	HIPAA-compliant secure server environments for hosting and management of REBOOT™ and COMPASS™.
●La Frontera’s Empact Suicide Prevention Center, Tempe, AZ	Largest CARF-certified behavioral health suicide prevention call center in United States.

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

36 https://www.fortunebusinessinsights.com/industry-reports/autism-spectrum-disorder-therapeutics-market-101207

INTELLECTUAL PROPERTY SUMMARY

Mr. Nathaniel T. Bradley, Chief Technical Officer (“CTO”) for the Company, provides Intellectual Property protection recommendations for all of Parallax’s Intellectual Property, open patent applications and products, both domestically and internationally. Mr. Bradley informs the Company and its shareholders of the accurate and current state of the commercial patented coverage and, where possible, identifies the existence of novel and patentable inventions present in the current innovation initiative.  Mr. Bradley concluded that the Company has a strong patent portfolio protecting its business, and recommended that the Company aggressively proceed with additional patent applications to protect Parallax’s inventions and innovations (See “Patent Infringement”).

Patents, Patent Applications, Exclusive Licenses and Patent Portfolio Overview

I.The Company, through a License Agreements with Montecito BioSciences, Ltd., acquired the worldwide exclusive rights to sell, have sold, make, have made, develop, have developed, further develop and modify, or to have further developed or modified, within the field of use and under the terms set forth in the License Agreements, the following patents and/or patents pending:

1. Patent 8,920,725 and 9,170,258 (US) - “Portable Apparatus for Improved Sample Analysis”

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

This Patent and pending application(s) cover the Company’s SPARKS Mobile™ hand-held analyzer, which is used in conjunction with the Target System test cartridges. The hand-held Target Analyzer device is capable of housing and analyzing two assay cassettes, and optionally features wired or wireless data transfer and multiple data acquisition components including a keypad, a touch-pad, a barcode wand and / or a fingerprint reader.  On August 23, 2013, the Company was notified that its Chinese Patent Application No. 200780039901.X “Portable Apparatus for Improved Sample Analysis” had been granted by the States’ Intellectual Property Office of the Peoples Republic of China. Patents were also issued in Hong Kong, Macao, and India.

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

1b.13/248,307United States09/29/2011Granted12/30/20148,920,725 B2

1c.14/553,011United States11/25/2014Granted10/27/20159,170,258 B2

1d.CN101558302China10/25/2007Granted08/23/2013CN200780039901.X

1e.HK2010010103654Hong Kong10/25/2007Granted03/28/2014HK1137813

1f.MO J/001298Macau10/25/2007Granted03/12/2014MOJ/001298

1g.IN785/MUMNP/2009India10/25/2007Granted01/30/2017IN279743

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

2. Patent 9,573,990 (US) - “Method of Producing a Plurality of Isolated Antibodies to a Plurality of Cognate Antigens”

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

ApplicationCountryDate FiledStatusDate GrantedPatent Number

2.60/608,526United States09/09/2004ProvisionalN/AN/A - continued under 2a

2a.11/221,252United States09/07/2005AbandonedN/AN/A - continued under 2b

2b13/253,366United States10/05/2011Granted02/21/20179,573,990

3.Patent 9,588,114 (US) – “Flow Through Testing System with Pressure Indicator”

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

ApplicationCountryDate FiledStatusDate GrantedPatent Number

3.61/814,916United States04/23/2013ProvisionalN/AN/A - continued under 3a

3a.14/786,272United States04/23/2014Granted03/07/20179,588,114

3b.PCT14/35073United States10/22/2015ClosedClosed

4. Application 12/769,036 - “Method of Identifying Drugs, Targeting Moieties or Diagnostics”

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

ApplicationCountryDate FiledStatusDate GrantedPatent Number

4.60/608,342United States09/09/2004ProvisionalN/AN/A - continued under 4a

4a.11/221,038United States09/07/2005AbandonedN/AN/A - continued under 4b

4b12/769,036United States04/28/2010Pending

5. Application 14/492,641 - “Method for Determining the Immune Status of a Subject”

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

ApplicationCountryDate FiledStatusDate GrantedPatent Number

5.60/845,395United States09/18/2006ProvisionalN/AN/A - continued under 2a

5a.11/856,925United States09/18/2007AbandonedN/AN/A

Summary of Open Applications available for continuation filings (from above):

4b. US12/769,036 - “Method of Identifying Drugs, Targeting Moieties or Diagnostics”

5a. US14/492,641 - “Method for Determining the Immune Status of a Subject”

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

III.The Company, through a License Agreements with ProEventa, Inc., acquired all rights, title and interest in and to the following patent and patent applications and the invention in its entirety:

1.Patent 10,061,812 (US)– “Platform for Optimizing Data Driven Outcomes”

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

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.61/791,218United States03/15/2013ProvisionalN/AN/A - continued under 1a

1a.14/212,429United States03/14/2014Granted08/28/201810,061,812

1b.GB1517371.9United Kingdom03/14/2014Published12/02/2015Publication GB2526749

1c.2014228758Australia03/14/2014PublishedPublication 2014228758

1d.2014144749A1Worldwide09/18/2014Pending

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

Patent Infringement

The Company’s intellectual property portfolio rights will be protected and enforced.

A detailed third-party validity report is pending from a highly respected IP valuation group to identify infringement claims and possible damages within the Human Diagnostics and Behavioral Healthcare markets. The Company is reviewing various strategies to best monetize value for its shareholders through a variety of possible licensing strategies, which could include litigation.  The Company is focused on possible non-dilutive litigation financing, as well as various hybrid contingency proposals, for a patent enforcement initiative that will begin to address damages stemming from infringement.

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

On January 2, 2016, trademark application 86/863,854 was filed with the USPTO for the word mark, “QOLPOM®”.  On September 5, 2017, the trademark was registered, registration number 5279137.

On December 19, 2017, trademark application 87/726,201 was filed with the USPTO for the word mark, “Fotodigm®”.  On September 25, 2018, the trademark was registered, registration number 5572183.

Facilities

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401, with an additional office located at 28 West 36th Street, 8th Floor, New York, NY 10018. The Company’s telephone number is (310) 899-4442 (phone) and (888) 899-3966 (fax).

For additional information on the leased properties, see “ITEM 2. PROPERTIES“ section contained within this Annual Report.

Employees

As of December 31, 2019, the Company had 9 employees, inclusive of 4 executive officers. All 9 employees were full-time employees.

The Company currently has 9 full-time employees, inclusive of 4 executive officers. All 9 employees are full-time employees.

Research and Development

The Company incurred $76,617 and $74,000 in expenditures during 2019 and 2018, respectively, relating to the research and development of its proprietary medical technology, including costs for patent consultants and filings, and costs incurred to develop new products.

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

ITEM 1A. RISK FACTORS

Although the Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item, the following information is being provided:

COVID-19 Pandemic

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic, and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States.  As of the date of the filing of this Annual Report, the WHO reports over 4 million confirmed COVID-19 cases and over 275,000 deaths worldwide, including over 75,000 in the U.S. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.

The COVID-19 pandemic may adversely affect the Company’s customers’ operations, its employees and its employee productivity. It may also impact the ability of the Company’s subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These effects, and the direct effect of the virus and the disruption on the Company’s employees and operations, may negatively impact both the Company’s ability to meet customer demand and its revenue and profit margins. The Company’s employees, in many cases, are working remotely and using various technologies to perform their functions. The Company might experience delays or changes in customer demand, particularly if customer funding priorities change. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit the Company’s ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, the Company may experience a material adverse effect on its business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, CA 90401.  On May 1, 2019, the Company leased an additional office located at 28 West 36th Street, 8th Floor, New York, NY 10018.  As of December 31, 2019, the Company sub-leases the Santa Monica office for approximately $5,600 a month, and sub-leases the New York office for approximately $8,900 a month.  This space is sufficient to meet its needs at December 31, 2019.  However, once the Company expands its business to a significant degree, it will require additional space. The Company does not currently own any real estate.

The pharmacy operations located at 465 N. Roxbury Drive, Beverly Hills, CA 90210 ceased in December 2017, and the space was vacated in January 2018.

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

The Company also initiated legal action against Melamed and filed a complaint in October 2015, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al  The complaint in that action alleges that Melamed breached several obligations under the Purchase Agreement, and the Company sought to reduce the Secured Note due to undisclosed material changes in the business.

Settlement Reached:

In January 2019, Melamed requested mediation, seeking settlement of the pending litigation with the Company, including that which was initiated against the Company by her son, Hootan Melamed (Shahla and Hootan, collectively, the “Melameds”). Through mediation, the Company and the Melameds reached agreeable settlement terms, and on February 19, 2020, the Company received a counter-signed Settlement and Release Agreement (the “Settlement”).  Effective February 12, 2020 (the “Effective Date”), the Settlement is by and between Parallax Health Sciences, Inc., RoxSan Pharmacy, Inc., Michael Redmond, Edward Withrow III, Huntington Chase Financial Group, LLC, Calli Bucci and Dave Engert (collectively, “Parallax”), and Shahla Melamed and Hootan Melamed (collectively, the “Melameds”), and resolves all pending lawsuits between the parties in connection with the acquisition of RoxSan Pharmacy.

In consideration of the resolution of all existing and potential claims, including the cancellation of the Company’s contingent liability in the principal sum of $20,500,000, and accrued interest of approximately $4,500,000, and without further action or litigation and without admission of liability by either party, the Settlement terms include the following:

●A payment of $4,000,000 (the “Settlement Sum”) to the Melameds, to be paid as follows:

▪$1,250,000 within 90 days of the Effective Date;

▪$1,250,000 within one (1) year of the Effective Date;

▪$1,500,000 within two (2) years of the Effective Date.

●The issuance of ten (10) million shares of the Company’s Common Stock to an entity owned by Shahla Melamed.

In addition, in the event forty percent (40%) or more of the Company and/or its subsidiaries (including by way of merger) is sold within two (2) years of the Effective Date, the Company shall pay the Melameds, within two (2) weeks of receipt of the proceeds from such sale (the “Sale Proceeds”), any outstanding unpaid Settlement Sum plus an additional 10% of the Sale Proceeds received, up to a total of an additional $3,000,000 over and above the Settlement Sum.

In the event the Company fails to cure a breach of timely payment of any portion of the Settlement Sum within thirty (30) days of a notice of default, a Stipulated Judgement may be filed by Melamed in the sum of $20,000,000, less any Settlement Sum amounts previously paid by the Company.

RoxSan Dissolution

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

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable.  The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability. During the year ended December 31, 2019, payments for Trust Fund Taxes in the amount of $485,498 were made, and $115,650 in Trust Fund Taxes were outstanding at December 31, 2019.

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

On October 8, 2018, a settlement was reached between Mr. Engert and the Company (the “Engert Settlement”). The Engert Settlement includes, among other things, a cash payment to Mr. Engert in the amount of $139,000, and the cancellation of all of Mr. Engert’s equity holdings in the Company.  The Engert Settlement resulted in a net loss to the Company of $33,272. On April 10, 2019, a stipulation for dismissal was filed, and the matter has been fully resolved.

●Action No. BC700070

On March 28, 2018, Mr. J. Michael Redmond filed a lawsuit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action. There are counterclaims that include possible fraud and negligence committed by Mr. Redmond, former President, Chief Executive Officer, Chairman and director of the Company and of RoxSan Pharmacy, Inc. An Arbitration is still pending.

Disputes with Lenders

●On March 18, 2020, the Company initiated legal action and filed a complaint against EMA Financial, LLC (“EMA”) a third-party lender, in the US District Court, Southern District of New York, case index number 20-cv-02375, citing fraud, unjust enrichment, and securities law violations, among other things. On April 27, 2020, EMA filed an answer substantially denying the Company’s claims, and filed counterclaims against the Company, including damages in excess of $2 million.  The matter is currently pending.

There are two (2) legal matters currently pending.

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

Quarter Ended	High	Low
December 31, 2019	$0.08	$0.07
September 30, 2019	$0.16	$0.13
June 30, 2019	$0.10	$0.10
March 31, 2019	$0.06	$0.06
December 31, 2018	$0.11	$0.08
September 30, 2018	$0.13	$0.13
June 30, 2018	$0.21	$0.15
March 31, 2018	$0.24	$0.16

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

Record Holders

The Company’s Common Stock is issued in registered form. At December 31, 2019, the registrar and transfer agent for the Company’s Common Stock was Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121 (Telephone 801-274-1088, Facsimile 801-274-1099).

Effective April 1, 2020, the registrar and transfer agent for the Company’s Common Stock is ClearTrust, LLC, 16540 Pointe Village Drive, Suite 205, Lutz, FL 33558 (Telephone: 813-235-4490, Facsimile: 813-388-4549).

As of December 31, 2019, an aggregate of 250,124,755 shares of the Company’s Common Stock were issued and outstanding.  Pursuant to Action Stock Transfer Corp., the Company’s shareholders' list at December 31, 2019, showed 153 registered shareholders and 220,849,503 shares of Common Stock issued and outstanding. This total does not include 29,275,252 issued shares pending stock certificates, of which 2,605,252 are in Common Stock awards and purchases, 21,620,000 are debt conversions, 300,000 are in connection with debt settlements, and 4,750,000 which were unvested at December 31, 2019.

As of December 31, 2019, an aggregate of 977,352 shares of the Company’s Preferred Stock were issued and outstanding and are held by 9 shareholders. The 823,691 shares of Series A Preferred Stock and 40,000 shares of Series B Preferred Stock are convertible into the Company’s Common Stock at a conversion rate of 20 shares of Common Stock for each share of Preferred Stock held. The 150,000 shares of Series C Preferred Stock are convertible into the Company’s Common Stock at a conversion rate of 41.67 shares of Common Stock for each share of Preferred Stock held.  Shares of Series B and Series C Preferred Stock include 50% warrant coverage (see Warrants).

Trading Suspension

On April 13, 2020, the Company received an Order of Suspension of Trading dated April 10, 2020 (the “Order”) from the United States Securities and Exchange Commission (“SEC”). The temporary suspension period is from 9:30 a.m. EDT on April 13, 2020, through 11:59 p.m. EDT on April 24, 2020.  The Order refers to questions raised regarding the accuracy of the Company’s recent press releases in relation to the Company’s development of a rapid screening test for COVID-19, and the Company’s access to “large quantities of COVID-19 diagnostics testing kits and personal protective equipment.”

In an effort to protect the interests of shareholders, the SEC has issued similar orders and suspensions recently to several registrants, with concerns over the validity of claims made in connection with the availability of COVID-19 tests and supplies.

The Company, along with its counsel, is cooperating fully with the SEC to substantiate the Company’s recent public announcements and business endeavors, and is addressing any questions and/or concerns raised regarding the accuracy of the assertions made in the Company’s press releases.

Pursuant to Rule 15c2-11 under the Exchange Act, at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all provisions of the rule, including the filing of a new Form 15c2-11 with FINRA.

The Company is required to file its Annual Report with the SEC for the purposes of satisfying its financial reporting requirements. However, in addition to the Company's reporting obligations, the Company must have a FINRA Member Market Maker file a 15c2-11 with FINRA in order for the Company’s shares to resume trading on the OTCQB market. These actions do not impact or otherwise affect the Company's results of operations or disclosures as set out in this Annual Report. The Company believes that this Annual Report fully complies with the requirements of the Securities Exchange Act of 1934, as amended and, in accordance with generally accepted accounting principles, that it fairly presents, in all material respects, the financial condition and results of operations of the Company as at the relevant dates.

As of the date of filing of this Annual Report, the trading suspension period expired, and the Company is in the process compiling the information required for its 15c2-11 submission by a FINRA Member Market Maker. The Company anticipates the filing of a new Form 15c2-11 within the next 30 days.  If any party has any questions as to whether the Company has complied with the rule, they should contact the staff in the Division of Trading and Markets, Office of Interpretation and Guidance, at (202) 551-5777.

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

Dividends are payable semi-annually on the Company’s Series A Preferred Stock at a rate of 7% per annum, 10% per annum on Series B Preferred Stock, and 8% per annum on Series C Preferred Stock.  Dividends may be paid in kind, at the option of Parallax, to the extent that if the Company is not legally permitted to distribute cash dividends, the Company shall pay dividends in the form of shares of Preferred Stock equal to the amount of the dividend. No dividends have been declared on the Company’s Preferred Stock. Dividends in the amount of $422,761, representing cumulative dividends on Parallax’s Preferred Stock, were earned as of December 31, 2019, and are issuable in kind into 13,418,550 shares of Common Stock.

Equity Compensation Plan Information

In June 2019, pursuant to a resolution of the board of directors, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”), wherein forty million (40,000,000) shares of the Company’s restricted Common Stock were reserved for issuance. The 2019 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2019 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options.  On June 17, 2019, the Company filed a Registration Statement on form S-8 for the registration of shares reserved under the 2019 Plan.

As of December 31, 2019, the Company has granted options to purchase an aggregate of 26,685,000 shares of its Common Stock, net of options exercised, expired and forfeited. In connection with the options granted, a total of $3,927,006 has been recorded as deferred stock option compensation, of which $1,655,840 was expensed in prior years, and $718,392 was expensed in 2019.  There remains $1,552,774 in deferred stock option compensation to be expensed over the next twenty-one (18) months.

Warrants

In connection with 150,000 shares of Series C Preferred Stock issued in 2018, the Company issued warrants to purchase 3,125,000 shares of Common Stock at an exercise price of $0.25 per share for a period of three (3) years.

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

In connection with certain convertible promissory notes issued in 2018, as amended, the Company issued warrants to purchase 9,377,500 shares of Common Stock, including 3,377,500 issued to related parties, at an exercise price of $0.10 per share for a period of three (3) years.  In 2019, 4,250,000 of the warrants were cancelled in connection with a debt settlement.  There remains 5,127,500 warrants exercisable.

In connection with a certain consulting agreement entered into in 2018, the Company issued warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.001 for a period of five (5) years.

In connection with a certain consulting agreement entered into in 2018, the Company issued warrants to purchase 125,000 shares of Common Stock at an exercise price of $0.25 for a period of three (3) years.

In connection with certain convertible debentures issued in 2018, the Company issued warrants to purchase 600,000 shares of Common Stock at an exercise price of $0.15 per share for a period of five (5) years.  The warrants were subsequently cancelled in 2019 in connection with a debt settlement.

In connection with a certain consulting agreement entered into in 2018, the Company issued warrants to purchase 75,000 shares of Common Stock at an exercise price of $0.01 for a period of two (2) years.

In connection with 40,000 shares of Series B Preferred Stock, the 400,000 underlying warrants have expired.

In connection with certain convertible promissory notes issued in 2019, the Company issued warrants to purchase 3,200,000 shares of Common Stock at an exercise price of $0.15-$0.20 for a period of five (5) years.

In connection with a certain 2019 Securities Purchase Agreement, the Company issued warrants to purchase up to 13,500,000 shares of Common Stock at an exercise price of $0.25 per share for a period of two (2) years.

In connection with a certain Simple Agreement Future Equity (“SAFE”) offering, the Company issued warrants to purchase 18,000,000 shares of Common Stock at an exercise price of $0.25 for a period of three (3) years.

In connection with a certain consulting agreement entered into in 2019, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $0.25 for a period of three (3) years.

In connection with a certain promissory note issued in 2019, the Company issued warrants to purchase 2,528,413 shares of Common Stock at an exercise price of $0.1046 for a period of five (5) years.

In connection with certain consulting agreements entered into in 2019, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.01 for a period of three (3) years.

In connection with a certain promissory note issued in 2019, the Company issued warrants to purchase 2,500,000 shares of Common Stock at an exercise price of $0.10 for a period of five (5) years.

In connection with a certain promissory note issued in 2019, the Company issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.12 for a period of three (3) years.

In connection with a certain 2019 Securities Purchase Agreement, the Company issued warrants to purchase 125,000 shares of Common Stock at an exercise price of $0.12 for a period of two (2) years.

As of December 31, 2019, the Company had 56,785,913 warrants issued and outstanding.  The number of shares of Common Stock underlying the warrants and the exercise price are subject to adjustment upon certain events.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any shares of its Common Stock or other securities registered by the Company during the year ended December 31, 2019.

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

On January 31, 2019, in connection with a Simple Agreement Future Equity (“SAFE”) offering, the Company issued 800,000 shares of its restricted Common Stock at $0.0625 per share for $50,000 cash.

On February 6, 2019, in connection with certain convertible debt in the amount of $20,000 and accrued interest in the amount of $2,000, the Company issued 220,000 shares of its restricted Common Stock at a conversion rate of $0.10 per share.

In 2019, in connection with a certain senior secured promissory note, the Company issued 180.000 shares of its restricted Common Stock to the note holders as a form of interest.  The shares were valued at $18,000.

On February 25, 2019, in connection with a SAFE offering, the Company issued 6,000,000 shares of its restricted Common Stock at $0.0625 per share for $375,000 cash.

In 2019, in connection with a certain consulting agreement, the Company issued 172,656 shares of its restricted Common Stock to the consultant for services valued at $18,750.

On February 27, 2019, in connection with a certain consulting agreement, the Company issued 1,000,000 shares of its restricted Common Stock to the consultant for services valued at $120,000.

In March 2019, in connection with a certain convertible debenture, the holder elected to convert $95,000 into 1,719,328 shares of the Company’s restricted Common Stock.

On March 25, 2019, in connection with a SAFE offering, the Company issued 1,200,000 shares of its restricted Common Stock at $0.0625 per share for $75,000 cash.

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

On April 25, 2019, in connection with a SAFE offering, the Company issued 3,200,000 shares of its restricted Common Stock at $0.625 per share for $200,000 cash.

On April 26, 2019, in connection with a certain stock purchase agreement, the Company issued 400,000 shares of its restricted Common Stock, valued at $28,000, for cash in the amount of $400.

On April 29, 2019, in connection with a certain private placement agent agreement, the Company issued 1,000,000 shares of its restricted Common Stock to the consultant for services valued at $71,000.

On May 2, 2019, in connection with a SAFE offering, the Company issued 800,000 shares of its restricted Common Stock at $0.0625 per share for $50,000 cash and $15,000 in services.

On May 6, 2019, in connection with an equity funding, the Company issued 12,000,000 shares of its restricted Common Stock for cash in the amount of $1,000,000.  The shares were included in the Company’s recent Registration Statement filed on Form S-1, with an effective date of December 20, 2019.

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

In 2019, in connection with a certain convertible debenture, the holder elected to convert $95,142 into 2,983,970 shares of the Company’s restricted Common Stock.

On June 11, 2019, in connection with a settlement for the retirement of 3,666,670 warrants (4,401,760 warrants, as adjusted under anti-dilution provisions), the Company issued 1,000,000 shares of the Company’s restricted Common Stock, valued at $71,000.

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

In September 2019, in connection with the conversion of certain convertible debt in the amount of $437,000, the Company issued 4,370,000 shares of its restricted Common Stock to Huntington Chase, LLC, a beneficial owner.

In September 2019, in connection with the SAFE offering, the Company issued 6,000,000 shares of its restricted Common Stock to four officers/directors in exchange for the reduction of accrued compensation in the amount of $375,000.

In 2019, in connection with certain consulting agreements, the Company issued 1,392,596 shares of its restricted Common Stock for services valued at $122,250.

In 2019, in connection with certain stock subscriptions, the Company issued 500,000 shares of its restricted Common Stock for cash in the amount of $27,500.

In 2019, in connection with the conversion of certain convertible debt in the amount of $722,583, the Company issued 11,654,492 shares of its restricted Common Stock.

In December 2019, the Company issued 100,000 shares of its restricted Common Stock for services valued at $5,000.

In December 2019, in connection with the conversion of certain accrued compensation, the Company issued 12,000,000 shares of its restricted Common Stock in exchange for the reduction of accrued compensation in the amount of $600,000, including 8,000,000 shares issued to related parties for accrued compensation in the amount of $400,000.

As of December 31, 2019, a total of $3,469,313 in deferred stock compensation was recorded, of which $2,123,691 was expensed in prior years, and $685,553 was expensed in 2019.  There remains $660,069 in deferred stock compensation as of December 31, 2019, to be expensed over the next eighteen (18) months.

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

NOTE: The following sections of this report and any further reference made to “the Company”, “we”, “us”, “our” and “Parallax “ shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., Parallax Behavioral Health, Inc., and Parallax Communications, Inc., unless otherwise indicated. The Company’s former wholly-owned subsidiary, RoxSan Pharmacy, Inc., was derecognized effective May 14, 2018. (See “RoxSan Pharmacy” and “Legal Proceedings” sections contained within this Annual Report.)

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

In August 2015, the Company acquired RoxSan Pharmacy, Inc. (“RoxSan” or the “Pharmacy”).  In December 2017, the Pharmacy ceased operations, and in May 2018, RoxSan filed a Chapter 7 bankruptcy petition.  See “RoxSan Dissolution” below.

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

On August 28, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Global Career Networks Inc., a Delaware corporation, (“GCN”) to acquire a 19% interest in GCN.  The Purchase Agreement was fully executed on September 6, 2019, with an effective date of October 15, 2019 (the “Effective Date”).  Pursuant to the Purchase Agreement, in exchange for 6,666,667 shares of the Company’s restricted Common Stock, valued at $1,000,000, the Company acquired 760 shares of GCN common stock.  In addition, in the event the market value of Parallax Common Stock one (1) year from Effective Date, is greater than $0.075 per share but less than $0.30 per share, the Company is required to issue GCN up to an additional 20,000,000 shares of restricted Common Stock, for an aggregate value of the Company’s Common Stock held by GCN of $2,000,000.  At December 31, 2019, the Company recorded an impairment on the investment of $1,000,000.

Recent Developments

In April 2019, the Company entered into an employment agreement with Mr. David Appell to serve as the Company’s Chief Operating Officer. The agreement commenced May 15, 2019, is for an initial term of two (2) years, and provides a base compensation of $250,000 year one, and $275,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 3,000,000 restricted common shares, valued at $201,300, for cash in the amount of $3,000, of which 25% vest immediately, and the remainder vest when certain earnings goals are met; as well as options granted to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options, valued at $195,600 using the Black-Scholes method, are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%. The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 2.21, risk free interest rate 2.15%, and dividend yield 0%.  On February 2, 2020, Mr. Appell resigned as the Company’s Chief Operating Officer. His resignation was not the result of a disagreement with the Company on any matters relating to the Company's operations, policies, or practices.  Concurrent with his resignation as COO, Mr. Appell will serve as Managing Director of the Company’s wholly-owned subsidiary, Parallax Communications, Inc. (“PCOM”). As Managing Director, Mr. Appell will provide business advisory and strategic planning advice to the Company with PCOM. In exchange for these services, Mr. Appell will be paid $2,000 per month plus medical benefits.

In May 2019, the Company established a second location at 28 West 36th Street, 8th Floor, New York, NY 10018.

In June 2019, the Company filed a Registration Statement on form S-1 for the registration, as amended, of 32,583,436 shares of Common Stock, and, after resolving the comments and questions from the SEC in relation to the filing, the Company received an effective date from the SEC of December 20, 2019.

In June 2019, pursuant to a resolution of the board of directors, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”), wherein forty million (40,000,000) shares of the Company’s restricted Common Stock were reserved for issuance. The 2019 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2019 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options.  On June 17, 2019, the Company filed a Registration Statement on form S-8 for the registration of shares reserved under the 2019 Plan.

Effective February 12, 2020 (the “Effective Date”), the Company and Shahla Melamed and Hootan Melamed (collectively the “Melameds”) reached agreeable settlement terms in connection with the pending legal actions between the parties.  The Settlement is by and between Parallax Health Sciences, Inc., RoxSan Pharmacy, Inc., Michael Redmond, Edward Withrow III, Huntington Chase Financial Group, LLC, Calli Bucci and Dave Engert (collectively, “Parallax”), and the “Melameds, and resolves all pending lawsuits between the parties in connection with the acquisition of RoxSan Pharmacy.  In consideration of the resolution of all existing and potential claims, including the cancellation of the Note in the principal sum of $20,500,000, and accrued interest of approximately $4,500,000, and without further action or litigation and without admission of liability by either party, the Settlement terms include the following:

●A payment of $4,000,000 (the “Settlement Sum”) to the Melameds, to be paid as follows:

▪$1,250,000 within 90 days of the Effective Date;

▪$1,250,000 within one (1) year of the Effective Date;

▪$1,500,000 within two (2) years of the Effective Date.

●The issuance of ten (10) million shares of the Company’s Common Stock to an entity owned by Shahla Melamed.

In addition, in the event forty percent (40%) or more of the Company and/or its subsidiaries (including by way of merger) is sold within two (2) years of the Effective Date, the Company shall pay the Melameds, within two (2) weeks of receipt of the proceeds from such sale (the “Sale Proceeds”), any outstanding unpaid Settlement Sum plus an additional 10% of the Sale Proceeds received, up to a total of an additional $3,000,000 over and above the Settlement Sum.

In the event the Company fails to cure a breach of timely payment of any portion of the Settlement Sum within thirty (30) days of a notice of default, a Stipulated Judgement may be filed by Melamed in the sum of $20,000,000, less any Settlement Sum amounts previously paid by the Company.

On April 7, 2020, the Company executed an Executive Agreement (the “Executive Agreement”) for the appointment of Dr. David L. Stark as the Company’s President, with an effective date of March 1, 2020.  The Executive Agreement replaces any other agreement between Dr. Stark and the Company or any of its subsidiaries, and provides a base compensation of $225,000 in year one, $250,000 in year two and $275,000 in year three, commencing after the initial term estimated at approximately six (6) months, during which time Dr. Stark will devote fifty percent (50%) of his time at a compensation proportionate to the year one base compensation. The Executive Agreement also provides for various performance bonuses, and customary employee benefits, as well as (i) a grant to purchase 2,000,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest upon the Company’s achievement of certain earnings goals; and (ii) stock options to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share for a period of five (5) years, of which 25% vest immediately, and the remainder vest quarterly in equal amounts over the term of the Agreement.

COVID-19 Pandemic

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic, and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States.  As of the date of the filing of this Annual Report, the WHO reports over 4 million confirmed COVID-19 cases and over 275,000 deaths worldwide, including over 75,000 in the U.S. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.

The COVID-19 pandemic may adversely affect the Company’s customers’ operations, its employees and its employee productivity. It may also impact the ability of the Company’s subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These effects, and the direct effect of the virus and the disruption on the Company’s employees and operations, may negatively impact both the Company’s ability to meet customer demand and its revenue and profit margins. The Company’s employees, in many cases, are working remotely and using various technologies to perform their functions. The Company might experience delays or changes in customer demand, particularly if customer funding priorities change. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit the Company’s ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, the Company may experience a material adverse effect on its business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

In response to the global need for diagnostics and personal protective gear and equipment, the Company, through its wholly-owned subsidiary, Parallax Diagnostics, Inc., has registered with the Food and Drug Administration (FDA), and has established strategic relationships with wholesale suppliers of various FDA-approved diagnostic tests and Personal Protective Equipment (“PPE”) for distribution to US medical practices, hospitals, nursing operations, emergency centers, and nursing homes.  Included in the products available are COVID-19 diagnostic test kits, PPE such as protective masks, sterile gowns, and eye goggles, as well as ventilators and other medical grade equipment,  The Company also intends on adapting its own proprietary diagnostics test and SPARKS Mobile™ testing device to be able to identify markers to the coronavirus.  Parallax is profoundly gratified by its ability to help those in need during this crisis.

Trading Suspension

On April 13, 2020, the Company received an Order of Suspension of Trading dated April 10, 2020 (the “Order”) from the United States Securities and Exchange Commission (“SEC”). The temporary suspension period is from 9:30 a.m. EDT on April 13, 2020, through 11:59 p.m. EDT on April 24, 2020.  The Order refers to questions raised regarding the accuracy of the Company’s recent press releases in relation to the Company’s development of a rapid screening test for COVID-19, and the Company’s access to “large quantities of COVID-19 diagnostics testing kits and personal protective equipment.”

In an effort to protect the interests of shareholders, the SEC has issued similar orders and suspensions recently to several registrants, with concerns over the validity of claims made in connection with the availability of COVID-19 tests and supplies.

The Company, along with its counsel, is cooperating fully with the SEC to substantiate the Company’s recent public announcements and business endeavors, and is addressing any questions and/or concerns raised regarding the accuracy of the assertions made in the Company’s press releases.

Pursuant to Rule 15c2-11 under the Exchange Act, at the termination of the trading suspension, no quotation may be entered unless and until the Company has strictly complied with all provisions of the rule, including the filing of a new Form 15c2-11 with FINRA.

The Company is required to file its Annual Report with the SEC for the purposes of satisfying its financial reporting requirements. However, in addition to the Company's reporting obligations, the Company must have a FINRA Member Market Maker file a 15c2-11 with FINRA in order for the Company’s shares to resume trading on the OTCQB market. These actions do not impact or otherwise affect the Company's results of operations or disclosures as set out in this Annual Report. The Company believes that this Annual Report fully complies with the requirements of the Securities Exchange Act of 1934, as amended and, in accordance with generally accepted accounting principles, that it fairly presents, in all material respects, the financial condition and results of operations of the Company as at the relevant dates.

As of the date of filing of this Annual Report, the trading suspension period expired, and the Company is in the process compiling the information required for its 15c2-11 submission by a FINRA Member Market Maker. The Company anticipates the filing of a new Form 15c2-11 within the next 30 days.  If any party has any questions as to whether the Company has complied with the rule, they should contact the staff in the Division of Trading and Markets, Office of Interpretation and Guidance, at (202) 551-5777.

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

Effective July 6, 2017, the Board caused the departure of Mr. Redmond from his position as President and Chief Executive Officer of Parallax and RoxSan Pharmacy, Inc., and concurrently Mr. Redmond was removed from all board member seats.

Effective July 7, 2017, pursuant to a unanimous Board resolution, Mr. Paul R. Arena was appointed as the Company’s President and Chief Executive Officer, and the Board caused Mr. Arena's election to the Board and the board of directors of the Company’s wholly-owned subsidiaries, Parallax Health Management, Inc. and Parallax Behavioral Health, Inc.

On July 26, 2017, Dr. Jorn Gorlach resigned as a member of the Board.  This resignation did not involve any disagreement with the Company.

On June 4, 2018, Mr. Anand Kumar resigned as a member of the Board.  This resignation did not involve any disagreement with the Company.  Mr. Nathaniel T. Bradley, currently serving as Chief Technology Officer, succeeded him; and agreed to serve as a member of the Board until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On May 15, 2019, Mr. David Appell joined the Company as its Chief Operating Officer.  On February 2, 2020, Mr. Appell resigned his position.  His resignation was not the result of a disagreement with the Company on any matters relating to the Company's operations, policies or practices.  Concurrent with his resignation as COO, Mr. Appell will serve as Managing Director of the Company’s wholly-owned subsidiary, Parallax Communications, Inc. (“PCOM”). As Managing Director, Mr. Appell will provide business advisory and strategic planning advice to the Company with PCOM.  In exchange for these services, Mr. Appell will be paid $2,000 per month plus medical benefits.

On March 1, 2020, Dr. David L. Stark was appointed as the Company’s President.  In connection with the appointment, Mr. Paul R. Arena, who has held the position of President since July 2017, remains the Company’s Chief Executive Officer and Chairman of the Board of Directors, but resigned the position of President to afford Dr. Stark’s appointment.

Dispute with Former Owner of RoxSan

On August 13, 2015, the Company completed the acquisition of RoxSan Pharmacy, Inc. (“RoxSan” or the “Pharmacy”).  Shortly thereafter, the Company's management and the former owner (“Former Owner” or “Melamed”) clashed over control of the RoxSan Pharmacy business operations and bank accounts.

In October 2015, shortly following the Company’s acquisition of RoxSan, Melamed initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702.  In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015, Purchase Agreement. In the Matter, action No. SC125702, Melamed alleges that the Company is in default under the terms of the Purchase Agreement and Secured Note, and the Company’s termination of Melamed’s employment agreement.

The Company also initiated legal action against Melamed and filed a complaint in October 2015, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al.  The complaint in that action alleges that Melamed breached several obligations under the Purchase Agreement, and the Company sought to reduce the Secured Note due to undisclosed material changes in the business.

Settlement Reached:

In January 2019, Melamed requested mediation, seeking settlement of the pending litigation with the Company, including that which was initiated against the Company by her son, Hootan Melamed (Shahla and Hootan, collectively, the “Melameds”). Through mediation, the Company and the Melameds reached agreeable settlement terms, and on February 19, 2020, the Company received a counter-signed Settlement and Release Agreement (the “Settlement”).  Effective February 12, 2020 (the “Effective Date”), the Settlement is by and between Parallax Health Sciences, Inc., RoxSan Pharmacy, Inc., Michael Redmond, Edward Withrow III, Huntington Chase Financial Group, LLC, Calli Bucci and Dave Engert (collectively, “Parallax”), and the Melameds, and resolves all pending lawsuits between the parties in connection with the acquisition of RoxSan Pharmacy.

In consideration of the resolution of all existing and potential claims, including the cancellation of the Note in the principal sum of $20,500,000, and accrued interest of approximately $4,500,000, and without further action or litigation and without admission of liability by either party, the Settlement terms include the following:

●A payment of $4,000,000 (the “Settlement Sum”) to the Melameds, to be paid as follows:

▪$1,250,000 within 90 days of the Effective Date;

▪$1,250,000 within one (1) year of the Effective Date;

▪$1,500,000 within two (2) years of the Effective Date.

●The issuance of ten (10) million shares of the Company’s Common Stock to an entity owned by Shahla Melamed.

In addition, in the event forty percent (40%) or more of the Company and/or its subsidiaries (including by way of merger) is sold within two (2) years of the Effective Date, the Company shall pay the Melameds, within two (2) weeks of receipt of the proceeds from such sale (the “Sale Proceeds”), any outstanding unpaid Settlement Sum plus an additional 10% of the Sale Proceeds received, up to a total of an additional $3,000,000 over and above the Settlement Sum.

In the event the Company fails to cure a breach of timely payment of any portion of the Settlement Sum within thirty (30) days of a notice of default, a Stipulated Judgement may be filed by Melamed in the sum of $20,000,000, less any Settlement Sum amounts previously paid by the Company.

RoxSan Dissolution

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

Disputes with Former Executives

On March 9, 2017, Mr. Dave Engert filed a lawsuit in Arizona and then on or about May 5, 2017, Mr. Engert, changed the venue and filed suit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims included possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.  On October 8, 2018, a settlement was reached between Mr. Engert and the Company (the “Engert Settlement”). The Engert Settlement includes, among other things, a cash payment to Mr. Engert in the amount of $139,000, and the cancellation of all of Mr. Engert’s equity holdings in the Company.  The Engert Settlement resulted in a net loss to the Company of $33,272. On April 10, 2019, a stipulation for dismissal was filed, and the matter has been fully resolved.

On March 28, 2018, Mr. J. Michael Redmond filed a lawsuit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action. There are counterclaims that include possible fraud and negligence committed by Mr. Redmond, former President, Chief Executive Officer, Chairman and director of the Company and of RoxSan Pharmacy, Inc. An Arbitration is still pending.

Disputes with Lenders

On March 18, 2020, the Company initiated legal action and filed a complaint against EMA Financial, LLC (“EMA”) a third-party lender, in the US District Court, Southern District of New York, case index number 20-cv-2375, citing fraud, unjust enrichment, and securities law violations, among other things. On April 27, 2020, EMA filed an answer substantially denying the Company’s claims, and filed counterclaims against the Company, including damages in excess of $2 million.  The matter is currently pending.

There are currently two (2) legal matters pending.  For additional information on these proceedings, see “ITEM 3. LEGAL PROCEEDINGS“ section contained within this Annual Report.

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

In 2019, the Company recognized losses in the amount of $1,028,766 resulting from the exchange and conversion of certain debt instruments.  In addition, a gain of $101,367 was recognized in connection with the cancellation of certain vendor debt.

The total gain (loss) on extinguishment of debt for the years ended December 31, 2019 and 2018, respectively was ($927,399) and $22,858,009.

Description of Business

Parallax Health Sciences, Inc. is a healthcare company focused on developing products and services that can provide remote communication, diagnosis, treatment, and monitoring of patients on a proprietary platform. Through its innovative technologies, both patented and patent-pending, the Company’s principal mission is to deliver solutions that empower patients, reduce costs, and improve the quality of care.

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

The Company believes that its products and services can provide solutions that mitigate rising costs, reduce waste in spending and the amount of unnecessary services, and increase the health and wellness of patients.  The Company’s endeavors to change the healthcare industry are strengthened by providing solutions to real problems facing healthcare stakeholders today.  The Company’s products and services have been developed, and are continuing to be developed, to address these issues now.

The Good Health Outcomes™ technology-enabled digital healthcare system is structured with three separate divisions that can operate independently of one another, or integrate services to meet the various needs of the Company’s clientele: Optimized Outcomes, Connected Health and Smart Data.  Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other and the Company’s value proposition as a whole.

●Optimized Outcomes

The Company’s REBOOT™ technology, an acronym for “Reliable Evidence-Based Outcome Optimization Technology,” is at the heart of the Company’s behavioral technology provides reliable evidence-based outcome optimization through a patented machine learning platform.  REBOOT™ has been specifically designed to improve health treatment outcomes through internet-based and mobile behavioral technology systems that enable its users and user groups to more effectively achieve goals within a prescribed timeline, with the potential to transform the cost of treating and managing chronic illnesses such as pulmonary-COPD-asthma, diabetes, and cardiovascular disease by effecting the modification of behavior in patients being treated for these chronic diseases.  The REBOOT™ technology, developed and commercially tested for over 5 years at a cost exceeding $4,000,000, provides reliable evidence-based outcome optimization through a patented machine learning platform delivered through:

●A cloud-based software system, scalable for use from one patient to over 100 million;

●A mobile application, COMPASS™, that is interchangeable from one disease to another, and one patient to another; and

●A stratification tool, WIZARD™, which was developed specifically to support scalability of the REBOOT™/ COMPASS™ platform.

REBOOT™ can be sold as a product line into certain defined verticals, independent of, or in combination with, the Company’s connected healthcare and data platforms, products and services.  The REBOOT™ technology is currently protected by patents issued in U.S., China, India, and Hong Kong and Macao.

●Connected Health

Fotodigm®

Fotodigm® is the Company’s patent-pending, integrated, interoperable, cloud-based platform, that allows for ease of use of the Company’s proprietary products and services and third-party Plug-n-Play interfaces. Designed with increased accessibility and accelerated adoption in mind, Fotodigm® enables patients and doctors to use a singular, integrated, interoperable platform for:

●Telehealth;

●Remote Patient Monitoring (“RPM”);

●Point-of-Care (“POC”) testing;

●Personal Protective Equipment (“PPE”)

●Healthcare education services.

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

The Target System

The Target System is the Company’s proprietary diagnostic immunoassay testing platform and test cartridges designed for twenty-five specific FDA-cleared tests in areas of infectious diseases, cardiac markers, drugs of abuse and various other medical conditions. The Target System is comprised of:

●the VT-1000, an FDA-cleared, clinically and commercially proven bench-top quantitative and qualitative immunoassay testing system specifically designed to reside in the primary care physician office;

●the SPARKS Mobile™, a patented (US, China, India, Hong Kong, Macao, and India) mobile testing system, currently in development, that incorporates the VT-1000 feature set with smartphone capabilities (to be completed before commercialization, includes design and build, then certification);

●25 FDA-cleared rapid tests in the areas of:

▪Cardiac;

▪Infectious diseases;

▪Medical conditions;

▪Drugs of abuse;

▪Pregnancy.

●the Target Antigen Detection System (“TADS”),  a unique, patented single-use device cartridge that allows for positive, controlled sample processing, a system of specific immune reactions to detect individual disease conditions, and a quick response diagnostic system that provides answers to specific screening problems under ten minutes.

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

●Smart Data

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

●Behavioral Health Services

In April 2017, the Behavioral Health Services segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of December 31, 2019, the BHS segment had not yet begun full operations, generating limited test market sales.

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2019 and 2018, which are included herein. The financial information of Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., Parallax Behavioral Health, Inc., and Parallax Communications, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of December 31, 2019, the Company had total assets of $1,359,896 compared with total assets of $1,364,357 at December 31, 2018. The decrease in total assets of $4,461 is attributable to an increase in cash of $6,183, an increase in operating lease asset of $52,176, an increase in investments, net of impairment, of $50,000, $120,620 of amortization related to intangible assets, and an increase in deposits of $7,800.

As of December 31, 2019, the Company had total liabilities of $11,614,479 compared with total liabilities of $7,314,811 at December 31, 2018. The increase in total liabilities of $4,299,668 is attributable to a decrease in accounts payable and accrued expenses of $572,160, an increase in operating lease liability of $52,176, an increase in short-term settlements payable of $2,824,200, an increase in short-term derivative liability of $38,875, a decrease in short-term convertible debentures of $724,903, a decrease in short-term related party convertible debentures of $411,006, an increase in short-term notes payable of $345,000, an increase in short-term note payable, bank of $18,616, an increase in short-term related party notes payable of $126,152, an increase in short-term convertible notes payable of $806,364, an increase in related party payables of $103,760, an increase in long-term settlements payable of $1,240,000, an increase in license fees payable of $12,000, an increase in royalties payable of $15,165, a decrease in long-term derivative liability of $34,000, a decrease in long-term debentures of $184,870, a decrease in long-term notes payable, bank of $28,995, an increase in related party note payable of $633,294, and an increase in convertible notes payable of $40,000.

Results of Operations

The year ended December 31, 2019, compared to the year ended December 31, 2018

	For the year ended
	December 31, 2019	December 31, 2018
Revenue	$128,600	$11,739
Cost of sales	$16,827	$20,339
Gross profit (loss)	$111,773	$(8,600)
General and administrative expenses	$6,505,461	$6,626,063
Operating loss	$(6,393,688)	$(6,634,663)
Gain on disposal of subsidiary	$––	$4,478,268
Gain (loss) on extinguishment of debt	$(927,399)	$22,858,009
Gain (loss) on fair value adjustments	$194,511	$(123,875)
Loss on settlements	$(4,134,972)	$––
Impairment losses	$(1,002,276)	$––
Discount amortization	$(20,000)	$(2,805,000)
Interest expense	$(582,508)	$(2,164,530)
Net income (loss) – continuing operations	$(12,866,332)	$15,608,209
Net income (loss) – discontinued operations	$––	$(824,398)
Net income (loss)	$(12,866,332)	$14,783,811

Revenue

Revenue in the amount of $128,600 for the year ended December 31, 2019, consists of license fees in the amount of $125,000 in connection with the Company’s intellectual property, contract fees and equipment sales related to the Company’s remote health care systems in the amount of $1,800, and subscription fees related to the Company’s behavioral health services in the amount of $1,800.

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

Cost of sales

Costs of sales in the amount of $16,827 for the year ended December 31, 2019, consists of equipment and other costs related to the Company’s remote health care systems.

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

General and Administrative Expenses

	For the year ended
	December 31, 2019	December 31, 2018	Variances
Legal, accounting, and management services	$2,020,488	$2,166,590	$(146,102)
Stock compensation/stock option amortization	2,782,426	3,513,710	(731,284)
Professional fees and outside services	586,422	210,191	376,231
Salaries, and related taxes	167,239	181,656	(14,417)
Benefits and allowances	180,213	126,070	54,143
Marketing	255,507	8,455	247,052
Product development	76,617	73,896	2,721
Depreciation and amortization	120,972	120,620	352
Rent expense-office	139,520	73,351	66,169
Travel, meals and entertainment	49,893	50,767	(874)
Office supplies and miscellaneous expenses	126,164	100,757	25,407
Total general and administrative expenses	$6,505,461	$6,626,063	$(120,602)

General and administrative expenses in the amount of $6,505,461 for the year ended December 31, 2019, were comprised of $2,020,488 in legal, accounting and management fees, $2,782,426 in stock compensation/stock option amortization, $584,422 in professional fees and outside services, $167,239 in salaries and related taxes, $180,213 in benefits and allowances, $255,507 in marketing, $76,617 in product development, $120,972 in depreciation and amortization, $139,520 in rent expense, $49,893 in travel, meals and entertainment, and $126,164 in office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $6,626,063 for the year ended December 31, 2018, were comprised of $2,166,590 in legal, accounting and management fees, $3,513,710 in stock compensation/stock option amortization, $210,191 in professional fees and outside services, $181,656 in salaries and related taxes, $126,070 in benefits and allowances, $8,455 in marketing, $73,896 in product development, $120,620 in depreciation and amortization, $73,351 in rent expense, $50,767 in travel, meals and entertainment, and $100,757 in office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2019, were $6,505,461 as compared to $6,626,063 for the year ended December 31, 2018, which resulted in a decrease in general and administrative expenses for the current year of $120,602.

Significant changes in general and administrative expenses of $120,602 during the year 2019 compared to 2018 were attributable to the following items:

●a decrease in legal, accounting and management services of $146,102, primarily due to a decrease in legal costs of $372,253 resulting from the settlement of pending litigation; a decrease in the $250,000 reserve established in prior year for anticipated future legal costs related to pending litigation; an increase in accounting and audit fees of $128,016 due to additional services required as a result of a financial statement restatement and the Company’s S-1 filing; an increase management consulting fees of $203,218 resulting from changes in management; an increase of $106,000, resulting from the establishment of director compensation plan;  and an increase in miscellaneous management fees of $38,917; and

●a decrease in stock compensation/stock option amortization of $731,284, primarily due to a decrease in stock compensation of $440,976; a decrease in amortization of deferred stock award compensation of $409,640; an increase in amortization of stock option compensation $145,522; and a decrease in amortization of deferred warrant compensation of $26,190; and

●an increase in professional fees and outside services of $376,231, primarily due to an increase in investing and financing advisory services and due diligence costs; and

●a decrease in salaries and related taxes of $14,417, primarily due to a decrease in compensation of $55,779 resulting from a decrease in staff; and an increase in payroll tax expense of $41,362 resulting from a reduction in accrued compensation and related payroll taxes in the prior year; and

●an increase in benefits and allowances of $54,143, primarily due to an increase in insurance benefits of $2,943; and an increase in contractual expense allowances of $51,200 resulting from a full year of expense in the current year compared to a partial year of expense for the prior year; and

●an increase in marketing of $247,052, primarily due to the engagement of marketing firms, resulting in an increase of $198,000; and an increase in other marketing fees of $49,052; and

●an increase in product development of $2,721, primarily due to a decrease in development costs of $5,219; and an increase in patent costs of $7,940; and

●an increase in depreciation and amortization of $352, primarily due to office equipment acquired in the current year, resulting in additional depreciation of $352; and

●an increase in rent expense for office space of $66,169, primarily due to additional office space leased in the current year; and

●a decrease in travel, meals and entertainment of $874, primarily due to a decrease in travel costs of $5,065; and an increase in meals and entertainment of $4,191; and

●an increase in office supplies and miscellaneous expenses of $25,407, due to increases in automobile expense of $17,142, computer and internet costs of $5,557, repairs and maintenance of $7,419, royalties of $7,165; taxes, licenses and permits of $4,644, telephone expense of $5,747, transfer agent fees of $4,787, and other general office and administrative expenses of $3,781; and decreases in insurance expense of $6,654 and storage and moving of $24,181.

General and administrative expenses for both 2019 and 2018 were incurred for the purpose of advancing the Company closer to its financing and operating goals in the bio-medical and digital healthcare sectors.

Net Income (Loss)

During the year ended December 31, 2019, the Company generated a net loss from continuing operations of $12,866,332, compared with net income from continuing operations of $15,608,209 for the year ended December 31, 2018. The decrease in net income from continuing operations of $28,474,541 is attributable to an increase in gross profits of $120,373, a decrease in general and administrative expenses of $120,602, a decrease in the gain from the disposal of a subsidiary of $4,478,268, a decrease in the gains from extinguishment of debt of $23,785,408, an increase in gains from fair value adjustments of $318,386, an increase in losses on settlements of $4,134,972, an increase in impairment losses of $1,002,276, a decrease in discount amortization of $2,785,000, and a decrease in interest expense of $1,582,022.

Liquidity and Capital Resources

Working Capital			Increase
	December 31, 2019	December 31, 2018	(Decrease)
Current assets	$58,621	$262	$58,359
Current liabilities	7,722,766	5,115,692	2,607,074
Working capital (deficit)	$(7,664,145)	$(5,115,430)	$(2,548,715)

As of December 31, 2019, the Company had cash in the amount of $6,445 compared to $262 as of December 31, 2018.

The Company had a working capital deficit of $7,664,145 as of December 31, 2019, compared to a working capital deficit of $5,115,430 at December 31, 2018. The decrease in working capital deficit of $2,548,715 is primarily attributable to increases in cash of $6,183, and operating lease asset of $52,176; increases in operating lease liability of $52,176, short-term settlements payable of $2,824,200, short-term derivative liability of $38,875, notes payable of $345,000, notes payable to bank of $18,616, related party note payable of $126,152, convertible notes payable of $806,364, and related party payable of $103,760; and decreases in accounts payable and accrued expenses of $572,160, short-term debentures of $724,903, and related party short-term debentures of $411,006.

Cash Flows	For the year ended		Increase
	December 31, 2019	December 31, 2018	(Decrease)
Net cash used by operating activities	$(2,945,573)	$(1,291,984)	$1,653,589
Net cash used by investing activities	(2,628)	––	2,628
Net cash provided by financing activities	2,954,384	1,332,005	1,622,379
Net cash provided (used) by continuing operations	$6,183	$40,021	$33,838
Net cash provided (used) by discontinued operations	––	(39,942)	39,942
Net increase (decrease) in cash	$6,183	$79	$6,104

Cash Flows from Operating Activities

During the year ended December 31, 2019, the Company used $2,945,573 of cash flow for operating activities of continuing operations, compared with $1,291,984 for the year ended December 31, 2018. The increase in cash used by operating activities of $1,653,589 is primarily attributable to a decrease in net income from continuing operations of $28,474,541; increases in depreciation and amortization of $66,761, securities issued in exchange for licenses sold of $50,000, losses on settlements of $4,134,972, and impairment losses of $1,002,276; decreases in stock compensation/stock option amortization of $731,284, discount amortization of $2,780,209, and allowance for bad debt of $236; decreases in gains from disposal of subsidiary of $4,478,268, and extinguishment of debt of $23,785,408; decreases in losses from fair value adjustments of $318,386, and debt accretion of $924,153; increases in deposits of $7,800, royalties payable of $7,165, and related party payables of $96,398; and decreases in accounts receivable of $3,039, and accounts payable and accrued expenses of $1,935,189.

Cash Flows from Investing Activities

During the year ended December 31, 2019, the Company used $2,628 of cash flow for investing activities, compared with none for the year ended December 31, 2018.  The increase in cash used by investing activities is attributable to the purchase of professional equipment in the amount of $2,628.

Cash Flows from Financing Activities

During the year ended December 31, 2019, the Company was provided with $2,954,384 in cash flows from financing activities of continuing operations, compared to $1,332,005 during the year ended December 31, 2018. The increase in cash flows provided by financing activities of $1,622,379 is attributable to increases in lease payments of $71,200, proceeds from notes and loans payable of $330,000, repayment of notes and loans payable of $141,134, proceeds from convertible notes payable of $767,280, repayment of convertible notes payable of $348,580, repayment of debentures of $754,369, and proceeds from the issuance of common shares of $2,296,382; and decreases in the proceeds from the issuance of debentures of $225,000, and proceeds from the issuance of preferred shares of $231,000.

As of December 31, 2019, related parties are due a total of $2,359,026, consisting of $796,175 in accrued compensation owed to related parties; $312,305 in accrued benefits owed to related parties, and cash advances from related parties for operating expenses; $759,446 in promissory notes, and $491,100 in convertible promissory notes.

As of December 31, 2019, a convertible promissory note is payable to a related party in the aggregate sum of $491,100, representing cash loans and unpaid compensation.  The note bears interest at a rate of 7% per annum, matures December 31, 2023, and contains a repayment provision to convert the debt into restricted shares of the Company’s Common Stock.  On December 31, 2019, the note was modified to change the conversion rate from $0.10 to $0.08 per share.  During the year ended December 31, 2019, interest in the amount of $33,663 was expensed, and $98,642 was converted to Common Stock.  As of December 31, 2019, a total of $9,795 in interest remains accrued.

During the year ended December 31, 2019, the Company exchanged related party convertible debentures in the principal sum of $411,006, plus accrued interest of $42,778, to non-convertible Senior Secured Promissory Notes (the “Senior Notes”) in the aggregate principal of $759,446.  The Senior Notes bear interest at a rate of 8% per annum, with payments of $126,152 plus interest accrued thereon due December 31, 2019; $300,000 due December 31, 2020; and the remaining principal and accrued interest due December 31, 2021.  In connection with the exchange, the Company issued the following in favor of the lender: 1,380,811 shares of the Company’s restricted Common Stock, valued at $131,315; and warrants, valued at $92,150, to purchase 2,528,413 shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.10461.  As a result, the Company recognized a net loss on the exchange in the amount of $434,837, net of $2,140 in derivative liability remaining from the warrants issued with the debentures.  As of December 31, 2019, no accrued interest remains.

The Company’s principal sources of funds have been from the Company’s sales of its Preferred and Common Stock, and loans from related parties and third-party lenders.

Defaults

The following represents the obligations previously in default as a result of cash flow constraints, which have been cured to the satisfaction of the noteholder:

Debt Type	Principal	Default APR	Maturity	Date Cured	Aggregate Settlement
Convertible Promissory Notes	$100,000	20%	05/2018	08/2019	$435,000	[1]

[1]Consists of $125,000 in new non-convertible promissory note, $30,000 in cash and 2,400,000 shares of Common Stock, valued at $280,000.

A convertible promissory note in the principal sum of $100,000 matured in May 2018.  Due to cash flow constraints, the note went into default.  In August 2019, a settlement was reached with the noteholder, the terms of which include the issuance of a new non-convertible promissory note in the amount of $125,000, a cash payment in the amount of $30,000, and 2,400,000 shares of the Company’s Common Stock, valued at $280,000, at which time the default was cured. The new promissory note bears interest at a rate of 8% and matures August 2020.

In addition to the cured defaults disclosed above, $91,000 of the Company’s short-term indebtedness at December 31, 2019, has been extended by verbal agreement from its original maturity date. Under the verbal agreements, the noteholders have agreed to extend the due date until such time as the Company completes its private placement offering; or the noteholders opt to convert the debt into Common Stock.  With the exception of the extension the maturity date, the terms of the notes under verbal agreement remain the same as the original notes, which bear interest at a rate of 10%-12% per annum, and are convertible into restricted shares of the Company’s Common Stock at a conversion rate of $0.10 per share.  As of the date of this filing, no demand for payment or request for conversion has been made.  For further information on the short-term indebtedness and verbal agreements mentioned above, please refer to Exhibit 4.20 to the Company’s Registration Statement on Form S-1/A filed December 2, 2019.

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

The Company will require additional financing in order to proceed with its plan of operations, including approximately $5,000,000 over the next 12 months to pay for its ongoing expenses and debt obligations. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, the reduction of contractual debt obligations, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

In January 2020, the Company issued a short-term non-related party convertible promissory note in the principal sum of $78,000, less original issue discount of $3,000, for proceeds in the amount of $75,000.  The note bears interest at a rate of 12% per annum, matures in one (1) year, and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lower of 1) $0.12 per share; or 2) 65% of the average of the lowest three (3) trading prices during the fifteen (15) trading days preceding the conversion date.

In February 2020, the Company made principal repayments on non-related party notes payable of $75,000. As a result, $270,000 in non-related party notes payable remains.

In February 2020, the Company filed a Certificate of Designation (“Designation”) with the secretary of state of Nevada for the designation of 10,000 shares of Series B1 Convertible Preferred Stock. The Series B1 Stock is redeemable at 120% of face value and unpaid dividends; is convertible into Common Stock at a conversion rate of $0.15; carries an annual dividend of 10%; and matures in two (2) years, at which time the Series B1 Stock will automatically convert into Common Stock.

In February 2020, in connection with a $5,000,000 maximum offering of the Company’s Series B1 Convertible Preferred Stock (the “Series B1 Stock”), the Company received a Subscription from an accredited investor (the “Subscription”) for the purchase of 69 shares of Series B1 Stock at a price of $10,000 per share, net of an original issue discount of 15%, or $8,500 per share, for proceeds in the amount of $586,500, pursuant to that certain Securities Purchase Agreement dated February 10, 2020.  In addition, the Subscription includes 50% warrant coverage at an exercise price of $0.25 per share for a period of three (3) years.

In March 2020, the Company received subscriptions from accredited investors for the purchase of 36 shares of the Series B1 Stock at a price of $10,000 per share, net of an original issue discount of 15%, or $8,500 per share, for proceeds in the amount of $306,000.

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

Personnel

As of December 31, 2019, the Company had 9 employees, inclusive of 4 executive officers. All 9 employees were full-time employees.

Currently, the Company has 9 employees, inclusive of 4 executive officers. All 9 employees are full-time employees.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $32,057,254, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms. There can be no assurance that the Company will be able to generate profitable operations and/or continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s audited consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its consolidated financial statements.  The following should be read in conjunction with Note 3 to the Company’s consolidated financial statements, “Summary of Significant Accounting Policies”:

Impairment reviews

Management is required to perform tests annually, or more often if necessary, for impairment of its finite lived and indefinite lived assets, to determine if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment testing is an area involving management judgement, requiring assessment as to whether the carrying value of assets can be supported by the net present value of future cash flows derived from such assets using cash flow projections, when available, which have been discounted at an appropriate rate. In calculating the net present value of the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters, including management’s expectations of:

●growth in EBITDA, calculated as adjusted operating profit before depreciation and amortization;

●long term growth rates; and

●the selection of discount rates to reflect the risks involved.

For the purpose of determining goodwill impairment, if any, the Company prepares five year projections and uses these as the basis for its impairment reviews. Changing the assumptions selected by management, in particular the discount rate and growth rate assumptions used in the projections, could significantly affect the Company’s impairment evaluation and, hence, results.

The Company’s review for impairment also includes the evaluation of key assumptions related to sensitivity in the projections. Included are estimates for varying levels of growth, including aggressive, median, and conservative.  In the Company’s evaluation, the conservative level of growth is utilized. For additional information, see Impairment of Long-Lived Assets under Note 3, Summary of Significant Accounting Policies, in the Notes to the Financial Statements.

Contingent liabilities

The Company’s contingent liabilities require significant judgement in determining potential liabilities resulting from estimated future earnings derived from its intangible assets. Each accounting period, estimated revenues are evaluated and adjusted as necessary, to determine royalty and earn-out contingencies. In addition, potential liabilities are evaluated in connection with pending legal claims. For additional information, see Note 10, Commitments and Contingencies, in the Notes to the Financial Statements.

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

A PROFESSIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Parallax Health Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Parallax Health Sciences, Inc., and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has significant contingencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Convertible Debt and Warrant Liabilities

The Company issued convertible debt with attached warrants and evaluated the accounting treatment for convertible debt and warrants to determine the impact (if any) of 1) embedded conversion option; 2) beneficial conversion feature; 3) bifurcation; 4) derivative liability; and 5) fair value adjustments and other expenses thereto.

We identified the evaluation of the accounting treatment for convertible debt and warrants as a critical audit matter. Complex auditor judgment was involved in evaluating the Company’s interpretation of applicable accounting rules and the valuation of convertible debt and warrant liabilities.

The primary procedures we performed to address this critical audit matter included the following. We tested the design and implementation of certain internal controls over the Company’s evaluation of the accounting treatment for convertible debt and warrants. We inspected relevant documentation related to the issuance of convertible debt with attached warrants and their accounting treatment and valuation. In addition, we involved valuation specialist, who assisted in evaluating the reasonableness of assumptions, methodologies, and calculations used by management in the determination of the impact (if any) of 1) embedded conversion option; 2) beneficial conversion feature; 3) bifurcation; 4) derivative liability; and 5) fair value adjustments and other expenses thereto related to the issuance of convertible debt and warrants.

/s/ Freedman & Goldberg CPAs

We have served as the Company’s auditor since 2016.

Farmington Hills, Michigan

May 15, 2020

31150 Northwestern Highway, Suite 200, Farmington Hills, Michigan 48334  (248) 626-2400  Fax (248) 626-4298

2444 East Hill Road, Grand Blanc, Michigan 48439  (810) 694-0336  Fax (810) 694-9789

Website: freedmangoldberg.com

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$6,445	$262
Operating lease asset	52,176	––
Total current assets	58,621	262

Investments	50,000	––
Goodwill	785,060	785,060
Intangible assets, net	458,415	579,035
Deposits	7,800	––

TOTAL ASSETS	$1,359,896	$1,364,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,082,978	$2,655,138
Operating lease liability	52,176	––
Settlement payable, net of unamortized discount	2,824,200	––
Derivative liability, short-term	62,800	23,925
Debentures, convertible	––	724,903
Debentures, convertible, related party	––	411,006
Notes payable	345,000	––
Note payable, bank	18,616	––
Note payable, related party	126,152	––
Notes payable, convertible, net of unamortized discount	1,102,364	296,000
Related party payables	1,108,480	1,004,720
Total current liabilities	7,722,766	5,115,692

Long-term liabilities
Settlement payable, net of unamortized discount	1,240,000	––
License fee payable	442,000	430,000
Royalties payable	325,165	310,000
Derivative liability, long-term	––	34,000
Debentures, convertible, net of unamortized discount	––	184,870
Note payable, bank	––	28,995
Note payable, related party	633,294	––
Notes payable, convertible	760,154	720,154
Note payable, convertible, related party	491,100	491,100
Total long-term liabilities	3,891,713	2,199,119
Total liabilities	11,614,479	7,314,811

Stockholders' deficit
Preferred stock, $.001 par, 10,000,000 shares authorized,	978	1,014
977,352 and 863,691 issued and outstanding
as of December 31, 2019 and 2018, respectively
Common stock, $.001 par, 500,000,000 shares authorized,	250,124	158,113
250,124,755 and 158,113,141 issued and outstanding
as of December 31, 2019 and 2018, respectively
Additional paid in capital - preferred	1,599,036	1,699,000
Additional paid in capital - common	19,952,533	11,382,341
Accumulated deficit	(32,057,254)	(19,190,922)
Total stockholders' deficit	(10,254,583)	(5,950,454)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,359,896	$1,364,357

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2019	December 31, 2018

Revenue	$128,600	$11,739
Cost of sales	16,827	20,339
Gross profit (loss)	111,773	(8,600)

General and administrative expenses	6,505,461	6,626,063

Operating loss	(6,393,688)	(6,634,663)

Other expenses
Gain on disposal of subsidiary	––	4,478,268
Gain (loss) on extinguishment of debt	(927,399)	22,858,009
Gain (loss) on fair value adjustments	194,511	(123,875)
Loss on settlements	(4,134,972)	––
Impairment losses	(1,002,276)	––
Discount amortization	(20,000)	(2,805,000)
Interest expense	(582,508)	(2,164,530)
Total other expenses	(6,472,644)	22,242,872

Net income (loss) - continuing operations	(12,866,332)	15,608,209

Net loss - discontinued operations	––	(824,398)

Net income (loss)	$(12,866,332)	$14,783,811

Net income (loss) per common share - basic
Continuing operations	$(0.064)	$0.105
Discontinued operations	$––	$(0.006)

Net income (loss) per common share - diluted
Continuing operations	$(0.049)	$0.072
Discontinued operations	$––	$(0.004)

Weighted average common shares outstanding - basic	201,920,901	148,335,736
Weighted average common shares outstanding - diluted	261,528,105	215,576,153

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

JANUARY 1, 2018 TO DECEMBER 31, 2019

	Preferred Stock		Common Stock		Paid In Capital		Deferred	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Preferred	Common	Compensation	Receivable	Deficit	Total

Balance, January 1, 2018	863,691	$864	136,754,530	$136,754	$665,803	$9,637,860	$(3,188,092)	$(592)	$(33,691,386)	$(26,438,789)

Issuance of preferred stock for cash	60,000	60			299,940					300,000

Issuance of preferred stock for debt-officers/directors	90,000	90			449,910					450,000

Issuance of common stock for cash-officers/directors			6.000,000	6,000		984,000				985,000

Issuance of common stock for cash			2,000,000	2,000		238,000				240,000

Issuance of common stock for debt service			2,810,000	2,810		278,190	(281,000)			––

Conversion of debt for common stock			6,881,130	6,881		668,733				675,614

Beneficial conversion feature of debt						(27,643)				(27,643)

Grant of stock options to consultants						539,200	(539,200)			––

Grant of stock options to officers/directors						294,500	(294,500)			––

Grant of stock awards for services			1,750,000	1,750		277,360	(153,000)			126,110

Grant of stock warrants						114,603	(113,210)			1,393

Exercise of stock options-officers/directors			1,071,430	1,071		186,429				187,500

Exercise of stock options-employees			846,051	847		268,479				269,326

Forfeiture of stock options						(184,373)	184,373			––

Amortization of stock options							572,869			572,869

Amortization of stock awards							1,095,193			1,095,193

Amortization of stock warrant							73,370			73,370

Change in derivative liability to equity						750,200				750,200

Deemed dividend on Series C preferred stock						283,347			(283,347)	––

Subscriptions received								5,592		5,592

Net income									14,783,811	14,783,811

Balance, December 31, 2018	1,013,691	$1,014	158,113,141	$158,113	$1,699,000	$14,025,538	$(2,643,197)	$––	$(19,190,922)	$(5,950,454)

Dividends paid in kind on preferred stock to treasury	21,161	21			58,211					58,232

Cancellation of preferred stock to treasury	(57,500)	(57)			(158,175)					(158,232)

Sale of preferred treasury stock	57,500	57			68,943					69,000

Conversion of preferred stock to common stock	(57,500)	(57)	1,150,000	1,150	(68,943)	67,850				0

Issuance of common stock for cash			24,260,000	24,261		1,738,239		(500,000)		1,262,500

Issuance of common stock for cash-officers/directors			6,000,000	6,000		369,000				375,000

Issuance of common stock for services			240,000	240		14,760				15,000

Issuance of common stock for debt service			3,010,811	3,010		356,504	(33,000)			326,514

Issuance of common stock for investment			6,666,667	6,666		993,334				1,000,000

Exercise of stock warrants			1,875,000	1,875		176,825				178,700

Conversion of debt for common stock			24,682,217	24,682		1,710,648				1,735,330

Conversion of debt for common stock- officers/directors			12,370,000	12,370		824,630				837,000

Grant of stock awards for services			8,756,919	8,757		865,791	20,237			894,785

Grant of stock awards for services-officers/directors			3,000,000	3,000		198,300	(198,300)			3,000

Grant of stock options to consultants						584,000	(584,000)			0

Grant of stock options to officers/directors						291,700	(291,700)			0

Grant of stock warrants						40,730				40,730

Amortization of stock awards							699,803			699,803

Amortization of stock options							718,391			718,391

Amortization of stock warrants							6,450			6,450

Subscriptions received								500,000		500,000

Net loss									(12,866,332)	(12,866,332)

Balance, December 31, 2019	977,352	$978	250,124,755	$250,124	$1,599,036	$22,257,849	$(2,305,316)	$––	$(32,057,254)	$(10,254,583)

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net income (loss)	$(12,866,332)	$15,608,209
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	187,381	120,620
Stock compensation/stock option expense	2,782,426	3,513,710
Securities received in exchange for licenses sold	(50,000)	––
Discount amortization	24,791	2,805,000
Allowance for bad debt	––	236
(Gain) on disposal of subsidiary	––	(4,478,268)
(Gain) loss on extinguishment of debt	927,399	(22,858,009)
(Gain) loss on fair value adjustments	(194,511)	123,875
Loss on settlements	4,134,972	––
Impairment loss	1,002,276	––
Debt accretion	183,600	1,107,753
Changes in operating assets and liabilities:
Decrease in trade and other receivables	––	3,039
Increase in deposits	(7,800)	––
Increase in accounts payable and accrued expenses	45,790	1,980,979
Increase in royalties payable	7,165	––
Increase in related party payables	877,270	780,872
Net cash used by operating activities	(2.945,573)	(1,291,984)

Cash flows from investing activities:
Purchase of professional equipment	(2,628)	––
Net cash used by investing activities	(2,628)	––

Cash flows from financing activities:
Lease payments	(71,200)	––
Proceeds from notes and loans payable	330,000	––
Repayment of notes and loans payable	(150,379)	(9,245)
Proceeds from convertible notes payable	1,592,280	825,000
Repayment of convertible notes payable	(398,580)	(50,000)
Proceeds from issuance of debentures	––	225,000
Repayment of debentures	(754,369)	––
Proceeds from issuance of preferred shares	69,000	300,000
Proceeds from issuance of common shares	2,337,632	41,250
Net cash provided by financing activities	2,954,384	1,332,005

Net cash provided by continuing operations	6,183	40,021

Cash flows from discontinued operations:
Net cash used by operating activities	––	(39,942)
Net cash used by discontinued operations	––	(39,942)

Net increase in cash	6,183	79

Cash - beginning of period	262	183

Cash - end of period	$6,445	$262

NON-CASH ACTIVITIES
Discounts on long-term liabilities	$24,791	$2,805,000
Fair value of beneficial conversion feature of convertible promissory notes	$––	$347,487
Fair value of stock warrants	$57,000	$1,393
Fair value of embedded conversion option of convertible promissory notes	$30,620	$60,350
Intrinsic value of beneficial conversion feature upon extinguishment of debt	$––	$375,100
Dividends paid in kind on preferred stock returned to treasury	$58,232	$––
Conversion of preferred stock to common stock	$69,000	$––
Cancellation of preferred stock for debt settlement	$100,000	$––
Conversion of accounts payable to convertible note payable	$20,000	$––
Conversion of accounts payable to related party convertible note payable	$20,000	$––
Conversion of accounts payable to related party debentures	$––	$128,132
Conversion of accounts payable into common stock	$200,000	$––
Conversion of related party payables to preferred stock	$––	$450,000
Conversion of related party payable to common stock	$753,510	$––
Conversion of related party convertible notes payable to common stock	$369,815	$––
Conversion of convertible notes payable into common stock	$135,443	$675,614
Conversion of convertible notes payable to debentures	$––	$755,627
Conversion of convertible debentures to common stock	$785,479	$––
Conversion of related party convertible notes payable to non-related party convertible notes payable	$––	$576,154
Conversion of related party payables to non-related party payables	$––	$42,356
Issuance of common stock for investment	$1,000,000	$––
Securities received in exchange for license fee	$50,000	––

SUPPLEMENTAL INFORMATION
Interest paid:
Continuing operations	$470,101	$185,937
Discontinued operations	$––	$106

Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PARALLAX HEALTH SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

In May 2019, the Company established a second location at 28 West 36th Street, 8th Floor, New York, NY 10018.

In June 2019, the Company filed a Registration Statement on form S-1 for the registration, as amended, of 32,583,436 shares of Common Stock, and, after resolving the comments and questions from the SEC in relation to the filing, the Company received an effective date from the SEC of December 20, 2019.

In June 2019, pursuant to a resolution of the board of directors, the Company adopted the 2019 Stock Incentive Plan (the “2019 Plan”), wherein forty million (40,000,000) shares of the Company’s restricted Common Stock were reserved for issuance. The 2019 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. The 2019 Plan is currently administered by the Company's Board. Subject to the provisions of the plan, the board will determine who shall receive options, the number of shares of Common Stock that may be purchased under the options.  On June 17, 2019, the Company filed a Registration Statement on form S-8 for the registration of shares reserved under the 2019 Plan.

On August 28, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Global Career Networks Inc., a Delaware corporation, (“GCN”) to acquire a 19% interest in GCN.  The Purchase Agreement was fully executed on September 6, 2019, with an effective date of October 15, 2019.  Pursuant to the Purchase Agreement, in exchange for 6,666,667 shares of the Company’s restricted Common Stock, valued at $1,000,000, the Company acquired 760 shares of GCN common stock.  In addition, in the event the market value of Parallax Common Stock one (1) year from Effective Date, is greater than $0.075 per share but less than $0.30 per share, the Company is required to issue GCN up to an additional 20,000,000 shares of restricted Common Stock, for an aggregate value of the Company’s Common Stock held by GCN of $2,000,000.  At December 31, 2019, the Company recorded an impairment on the investment of $1,000,000.

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

Good Health Outcomes™ is the Company’s technology-enabled digital healthcare system, structured with three separate divisions that can operate independently of one another, or integrate services to meet the various needs of the Company’s clientele: Optimized Outcomes, Connected Health and Smart Data.  Each of these divisions target a separate vertical market that are synergistic, compliment, and strengthen each other.

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

●Behavioral Health Services

The BHS segment commenced with the acquisition of the REBOOT™ and Intrinsic Code™ technologies in April 2017. The BHS segment will generate revenues primarily through licensing and subscription of software and systems. As of December 31, 2019, the BHS segment had not yet begun full operations, generating limited test market sales.

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

RoxSan Pharmacy

On August 13, 2015, the Company entered into an agreement with RoxSan Pharmacy, Inc., a California corporation (“RoxSan” or the “Pharmacy”), and its sole shareholder, Shahla Melamed (“Melamed” or “Former Owner”), to purchase 100% of the issued and outstanding shares of RoxSan's common stock and its assets and inventory. Pursuant to the agreement, the Company, among other things, issued the Seller a Secured Promissory Note in the amount of $20.5 million.  As a result, effective August 13, 2015, RoxSan became the Company's wholly-owned subsidiary.  Concurrently, Mrs. Melamed resigned from all positions within RoxSan, and Mr. J. Michael Redmond was appointed RoxSan's President and Chief Executive Officer, and Ms. Calli R. Bucci its Chief Financial Officer. Mr. Redmond and Ms. Bucci were also appointed as Chairman and member, respectively, of RoxSan’s board of directors.

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

In October 2015, shortly following the Company’s acquisition of RoxSan, Melamed, initiated two (2) legal actions against the Company in the Superior Court of the State of California, County of Los Angeles, West District, Shahla Melamed v. Parallax Health Sciences, Inc., action numbers SC 124873 and SC 125702.  In the matter, action No. SC 124873, Melamed sought rescission of the August 13, 2015, Purchase Agreement.  In the Matter, action No. SC125702, Melamed alleged that the Company was in default under the terms of the Purchase Agreement and Secured Note and Melamed’s employment agreement.

The Company also initiated legal action against Melamed and filed a complaint in October 2015, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al.  The complaint in that action alleges that Melamed breached several obligations under the Purchase Agreement, and the Company sought to reduce the Secured Note due to undisclosed material changes in the business.

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

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.  The Chapter 7 bankruptcy proceeding by RoxSan Pharmacy, Inc. was fully discharged, and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged.  However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable.  The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability. During the year ended December 31, 2019, payments for Trust Fund Taxes in the amount of $485,498 were made, and $115,650 in Trust Fund Taxes were outstanding at December 31, 2019.

As a result of the loss of financial control of RoxSan, the Company derecognized the subsidiary effective May 14, 2018. The derecognition resulted in a gain of $4,478,268.  The Company also extinguished $22,778,281 in debt and accrued interest related to the acquisition of RoxSan.

In January 2019, Melamed requested mediation, seeking settlement of the pending litigation with the Company, including that which was initiated against the Company by her son, Hootan Melamed (Shahla and Hootan, collectively, the “Melameds”).  Through mediation, the Company and the Melamed reached agreeable settlement terms, and on February 19, 2020, the Company received a counter-signed Settlement and Release Agreement (the “Settlement”). Effective February 12, 2020 (the “Effective Date”), the Settlement is by and between Parallax Health Sciences, Inc., RoxSan Pharmacy, Inc., Michael Redmond, Edward Withrow III, Huntington Chase Financial Group, LLC, Calli Bucci and Dave Engert (collectively, “Parallax”), and the Melameds, and resolves all pending lawsuits between the parties in connection with the acquisition of RoxSan Pharmacy. The Settlement terms include (i) three installment payments, totaling $4,000,000, to the Melameds; (ii) ten (10) million shares of the Company’s Common Stock issued as directed by Melamed; and (iii) 10% of proceeds from the sale or merger of the Company within two (2) years, if any, up to $3,000,000 (See Note 8).  In the event the Company fails to cure a breach of timely payment of any portion of the Settlement Sum within thirty (30) days of a notice of default, a Stipulated Judgement may be filed by Melamed in the sum of $20,000,000, less any Settlement Sum amounts previously paid by the Company.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $32,057,254, and a working capital deficit of $7,664,145, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will require additional financing in order to proceed with its plan of operations, including approximately $5,000,000 over the next 12 months to pay for its ongoing expenses and debt obligations. These cash requirements include working capital, general and administrative expenses, the development of the Company’s product line, the reduction of contractual debt obligations, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay its liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

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

NOTE: The following notes and any further reference made to “the Company”, “we”, “us”, “our” and “Parallax” shall mean Parallax Health Sciences, Inc., and its wholly-owned subsidiaries, Parallax Diagnostics, Inc., Parallax Health Management, Inc., Parallax Behavioral Health, Inc., and Parallax Communications, Inc., unless otherwise indicated.  The Company’s former wholly-owned subsidiary, RoxSan Pharmacy, Inc., was derecognized effective May 14, 2018 (See “RoxSan Pharmacy” section above).

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

	December 31, 2018			December 31, 2017
	As Previously Reported	As Restated	Increase (Decrease)	As Previously Reported	As Restated	Increase (Decrease)
CONSOLIDATED BALANCE SHEETS
Derivative liability, short-term	––	23,925	23,925	––	––	––
Debentures, convertible	755,627	724,903	(30,724)	––	––	––
Debentures, convertible, related party	428,132	411,006	(17,126)	––	––	––
Notes payable, convertible, net of discount	296,000	296,000	––	741,000	1,706	(739,294)
Total current liabilities	5,139,617	5,115,692	(23,925)	4,418,915	3,679,621	(739,294)
Derivative liability, long-term	––	34,000	34,000	––	––	––
Debentures, convertible, net of unamortized discount	226,050	184,870	(41,180)	––	––	––
Total liabilities	7,345,916	7,314,811	(31,105)	28,930,119	28,190,825	(739,294)
Additional paid in capital - preferred	1,415,653	1,699,000	283,347	665,803	665,803	––
Additional paid in capital - common	9,715,921	11,382,341	1,666,420	5,580,668	6,449,768	869,100
Accumulated deficit	(17,272,260)	(19,190,922)	1,918,662 [1]	(33,561,580)	(33,691,386)	129,806
Total stockholders' deficit	(5,981,559)	(5,950,454)	(31,105)	(27,178,083)	(26,438,789)	(739,294)

CONSOLIDATED STATEMENTS OF OPERATIONS
General and administrative expenses	$6,552,693	$6,626,063	$73,370	$3,997,512	$4,125,612	$128,100
Operating loss	(6,561,293)	(6,634,663)	73,370	(4,044,619)	(4,172,719)	128,100
Gain on extinguishment of debt	23,215,862	22,858,009	(357,853)	––	––	––
Loss on fair value adjustments	––	(123,875)	123,875	––	––	––
Discount amortization	(2,806,050)	(2,805,000)	(1,050)	––	––	––
Interest expense, net of income	(1,213,069)	(2,164,530)	951,461	(1,016,773)	(1,018,479)	(1,706)
Total other income (expenses)	23,675,011	22,242,872	(1,432,139)	(6,466,773)	(6,468,479)	(1,706)
Net income (loss) - continuing operations	17,113,718	15,608,209	(1,505,509)	(10,511,392)	(10,641,198)	129,806
Net income (loss)	16,289,320	14,783,811	(1,505,509)	(13,664,945)	(13,794,751)	129,806
Net income (loss) per common share - continuing operations - basic	$0.115	$0.105	$(0.010)	$(0.087)	$(0.088)	$(0.001)
Net income (loss) per common share - continuing operations - diluted	$0.079	$0.072	$(0.007)	$(0.059)	$(0.060)	$0.001

CONSOLIDATED STATEMENTS OF CASH FLOWS
Net income (loss)	$17,113,718	$15,608,209	$(1,505,509)	$(10,511,392)	$(10,641,198)	$129,806
Stock compensation/stock option expense «E2XNCUF7»]	3,440,340	3,513,710	73,370	2,473,510	2,601,608	128,098
Discount amortization	2,806,050	2,805,000	(1,050)	––	––	––
Gain on extinguishment of debt	(23,215,862)	(22,858,009)	357,853	––	––	––
Loss on fair value adjustments	––	123,875	123,875	––	––	––
Debt accretion	––	1,107,753	1,107,753	––	1,706	1,706
Increase in accounts payable and accrued expenses	2,137,271	1,980,979	(156,292)	1,731,757	1,731,759	2
Non-Cash Activities:
Discounts on long-term liabilities	$2,806,050	$2,805,000	$(1,050)	$5,450,000	$5,450,000	$––
Beneficial conversion feature of convertible promissory notes	––	347,487	347,487	––	592,582	592,582
Fair value of stock warrants	––	1,393	1,393	––	148,418	148,418
Embedded conversion option of convertible promissory notes	––	60,350	60,350	––	––	––
Supplemental Information:
Interest paid-continuing operations	342,230	185,937	(156,293)	52,566	52,566	––

[1]Includes 2018 and 2017 net increase in accumulated deficit of $1,505,509 and $129,806, respectively, and deemed dividends of $283,347 and $0, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2019 and 2018, the Company had no cash equivalents.

Fair Value of Financial Instruments

As of December 31, 2019 and 2018, the carrying values of Company’s Level 1 financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation. See Note 6 for additional information about long-term debt.

●Derivatives of financial instruments:

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

●Embedded derivatives:

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

The following table represents the Company’s derivative financial instruments:

	December 31, 2019	December 31, 2018
Convertible debentures	$––	$23,925
Convertible promissory notes-embedded conversion option	5,800	––
Warrants	57,000	34,000
Total derivative liability	$62,800	$57,925

The following table represents the changes in the Company’s derivative financial instruments:

	December 31, 2019	December 31, 2018
Fair value of derivative liability, beginning	$57,925	$––
Increase in derivative liability-debentures	––	60,350
Increase in derivative liability-convertible promissory notes	30,620	––
Increase in derivative liability-warrants	182,000	623,900
Fair value adjustment-debentures	(26,691)	(2,500)
Fair value adjustment-convertible promissory notes	(24,820)	––
Fair value adjustment-warrants	(143,000)	126,375
Reclassification of warrant carrying value due to reset of exercise price	––	(750,200)
Reclassification of carrying value due to extinguishment	(13,234)	––
Fair value of derivative liability, ending	$62,800	$57,925

Investments

The Company records investments at cost, net of impairment. During the year ended December 31, 2019, the Company acquired $1,050,000 of equity securities without readily determinable fair value, and recorded an impairment of.$1,000,000.  At December 31, 2019, the Company held $50,000 of equity securities without readily determinable fair value, net of impairment.

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

During the year ended December 31, 2019, the Company recognized $1,002,276 in impairment losses related to its long-lived assets.

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

Comprehensive Loss

As of  December 31, 2019 and 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As of December 31, 2019, the Company has not yet filed its 2012 through 2018 annual corporate income tax returns.  Due to the Company’s recurring losses, it is anticipated that no corporate income taxes are due for these periods.

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

Adopted:

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Labilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments in an effort to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 is effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted.

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

In August 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.

In August 2018, the FASB issued ASU No. 2018-15 (“ASU 2018-15”), Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40).  ASU 2018-15 was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license.  ASU 2018-15 is effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.

Not Yet Adopted:

In April 2019, the FASB issued ASU No. 2019-04 (“ASU 2019-04”), Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The amendments to Topic 326 and other Topics in ASU 2019-04 clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. The amendments to Topic 815 in ASU 2019-04 include items related to Update 2017- 12 and clarify certain aspects of Topic 815. The amendments to Topic 321 and other Topics in ASU 2019-04 relate to the amendments in Update 2016-01 and clarify certain aspects of the amendments in Update 2016-01. ASU 2019-04 will be effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In November 2019, the FASB issued ASU No. 2019-10 (“ASU 2019-10”), Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Effective Dates.  ASU 2019-10 was issued to apply changes in how to determine the effective dates for ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses); ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Hedging); and ASU No. 2016-02, Leases (Topic 842) (Leases).  Following ASU-2019-10, ASU 2016-13 will be effective for the Company for annual periods beginning after December 15, 2019, and interim periods; and ASU 2017-12 and ASU 2016-01 will be effective for the Company for annual periods beginning after December 15, 2018, and interim periods. Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740). ASU 2019-12 was issued to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company for annual periods beginning after December 15, 2020, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

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

During the year ended December 31, 2019, the Company recognized $66,409 in amortization.  The present value of future lease payments at December 31, 2019, was $52,176.  As of December 31, 2019, the future minimum lease payments are as follows:

For the year ended December 31, 2020
Operating lease minimum payments	$53,400
Less: amount treated as interest	1,224
Present value of minimum lease payments	$52,176

The total lease costs are summarized as follows:

	December 31, 2019	December 31, 2018
Operating lease costs	$71,200	$––
Short-term lease costs	68,320	73,351
Total lease costs	$139,520	$73,351

Lease costs were $139,520 and $73,351 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	December 31, 2019	December 31, 2018
Computer equipment	$6,615	$3,987
Medical devices	45,194	45,194
Property and equipment, gross	51,809	49,181
Accumulated depreciation	(49,533)	(49,181)
Impairment loss	(2,276)	––
Property and equipment, net	$––	$––

During the years ended December 31, 2019 and 2018, respectively, the Company recognized $2,276 and $0 in impairment loss related to its property and equipment.

Depreciation expense for the years ended December 31, 2019 and 2018, respectively, was $352 and $0.

NOTE 6. INTANGIBLE ASSETS

The following are the components of finite-lived intangible assets:

	December 31, 2019	December 31, 2018
Products and processes	$12,500	$12,500
Trademarks and patents / technology	150,700	150,700
Customer lists / relationships	30,000	30,000
Non-compete agreement	30,000	30,000
Marketing related	64,000	64,000
Software	510,300	510,300
Sub-total	797,500	797,500
Accumulated amortization	(339,085)	(218,465)
Intangible assets, net	$458,415	$579,035

Amortization expense for the years ended December 31, 2019 and 2018, was $120,620 and $120,620, respectively.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2019	December 31, 2018
Accounts payable-vendors	$1,128,381	$830,590
Credit cards payable	42,552	42,552
Payroll taxes payable	81,718	78,608
Accrued interest	376,065	450,187
Accrued payroll and payroll taxes	338,612	402,053
Other liabilities	115,650	601,148
	2,082,978	2,405,138
Reserve-legal fees	––	250,000

Total accounts payable and accrued expenses	$2,082,978	$2,655,138

Payroll taxes payable includes $17,475 and $17,475 in penalties, and $7,312 and $4,202 in interest, related to unpaid payroll taxes as of December 31, 2019 and 2018, respectively.

Other liabilities consists of certain payroll tax liabilities in the amount of $115,650 and $601,148 owed as of December 31, 2019, and 2018, respectively, owed by the bankrupt entity, RoxSan Pharmacy, Inc., that were not discharged under California bankruptcy laws.  The Company has retained a tax resolution specialist to aid the Company in resolving the liability with the taxing agencies on behalf of RoxSan.

During the years ended December 31, 2019 and 2018, respectively, accounts payable and accrued expenses was reduced by $101,367 and $341,606, resulting from the extinguishment of debt consisting of accounts payable-vendors in the amount of $101,367 and $284,714, and accrued interest in the amount of $0 and $56,892.

The Company established an estimated reserve of $0 and $250,000 at December 31, 2019 and 2018, respectively, for legal fees to be incurred in connection with pending legal actions (Note 18).

NOTE 8. SETTLEMENT PAYABLE

On August 13, 2015, the Company issued a secured promissory note in the amount of $20,500,000 (the “Promissory Note”) in connection with the acquisition of RoxSan Pharmacy, Inc. (“RoxSan”) to Shahla Melamed (“Melamed”), the former owner of RoxSan.  The Promissory Note bore interest at a rate of 6% per annum, and matured August 13, 2018 (“Maturity”).  At the time of issuance, management determined that the Promissory Note did not fairly represent the fair market value for the related acquisition.  As a result, a discount of $15,300,000, representing the difference between the face value and the estimated fair market value of the Promissory Note was recorded and has been fully expensed.

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of RoxSan Pharmacy, Inc. and Parallax Health Sciences, Inc., RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Court”).  Mr. Timothy Yoo was appointed trustee (“Trustee”) on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million in liabilities owed to various parties, and intercompany loans in excess of $1 million owed to Parallax.  The Chapter 7 bankruptcy proceeding was fully discharged by the Court, and the case was closed on March 13, 2019.

As part of the derecognition of RoxSan resulting from the bankruptcy in 2018, management reevaluated the characteristics of the Promissory Note.  Included in the evaluation were the following considerations: 1) the related asset was no longer a part of the parent financial statements due to a loss of financial control; 2) the Company is currently in litigation as a result of material breaches by the note holder, Melamed;  3) the Company has claims against Melamed for losses and damages directly related to the Promissory Note and its underlying assets; 4) there was a high likelihood that no obligation existed.  After careful consideration, management determined that the characteristics of the liability were contingent in nature at December 31, 2018, and extinguished the debt of $20,500,000 and related $2,278,281 in accrued interest, resulting in a gain of $22,778,281.

In January 2019, Melamed requested mediation, seeking settlement of the pending litigation with the Company, including that which was initiated against the Company by her son, Hootan Melamed (Shahla and Hootan, collectively, the “Melameds”).  Through mediation, the Company and the Melameds reached agreeable settlement terms, and on February 19, 2020, the Company received a counter-signed Settlement and Release Agreement (the “Settlement”).  Effective February 12, 2020 (the “Effective Date”), the Settlement is by and between Parallax Health Sciences, Inc., RoxSan Pharmacy, Inc., Michael Redmond, Edward Withrow III, Huntington Chase Financial Group, LLC, Calli Bucci and Dave Engert (collectively, “Parallax”), and the Melameds, and resolves all pending lawsuits between the parties in connection with the acquisition of RoxSan Pharmacy.

In consideration of the resolution of all existing and potential claims between the parties, including the cancellation of the Company’s contingent liability in the principal sum of $20,500,000, and accrued interest of approximately $4,500,000, and without further action or litigation and without admission of liability by either party, the Settlement terms include the following:

●A payment of $4,000,000 (the “Settlement Sum”) to the Melameds, to be paid as follows:

▪$1,250,000 within 90 days of the Effective Date;

▪$1,250,000 within one (1) year of the Effective Date;

▪$1,500,000 within two (2) years of the Effective Date.

●The issuance of ten (10) million shares of the Company’s Common Stock to an entity owned by Shahla Melamed.

In addition, in the event forty percent (40%) or more of the Company and/or its subsidiaries (including by way of merger) is sold within two (2) years of the Effective Date, the Company shall pay the Melameds, within two (2) weeks of receipt of the proceeds from such sale (the “Sale Proceeds”), any outstanding unpaid Settlement Sum plus an additional 10% of the Sale Proceeds received, up to a total of an additional $3,000,000 over and above the Settlement Sum.

In the event the Company fails to cure a breach of timely payment of any portion of the Settlement Sum within thirty (30) days of a notice of default, a Stipulated Judgement may be filed by Melamed in the sum of $20,000,000, less any Settlement Sum amounts previously paid by the Company.

The following table represents the liabilities recognized in connection with the Settlement:

December 31, 2019

Cash settlement, gross	$$4,000,000

Less: unamortized present value discount	(415,800)
Net present value of settlement	3,584,200

Common stock, at FMV	480,000

Total settlement	$4,064,200

Due within 12 months	$2,824,200
Due December 31, 2021	1,240,000
$4,064,200

NOTE 9. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2019		December 31, 2018
Short-term:
Debentures, convertible	$––		$724,903
Notes payable	345,000		––
Note payable, bank	18,616	[1]	––
Notes payable, convertible	1,102,364		296,000
Total short-term notes payable	1,465,980		1,020,903

Long-term:
Debentures, convertible, net of unamortized discount	––		184,870
Note payable, bank	––		28,995	[1]
Notes payable, convertible	760,154		720,154
Total long-term notes and loans payable	760,154		934,019

Total notes and loans payable	$2,226,134		$1,954,922

[1] Note payable, bank, maturing in July 2020, has been reclassified as short-term liability at December 31, 2019.

Non-related party convertible debt consist of the following convertible promissory notes:

Holder	Principal		APR	Accrued Interest		Conversion Price	Term/Due

Short-Term:
Investor Group A	$91,000		10%	$21,013		$0.10	02/2020
Lender Group A	20,000		12%	10,000		$0.10	02/2020
Lender Group B	519,641		12%	59,688		$0.10 to $0.12	04/2020 to 12/2020
Lender Group C	471,723		10%	5,944		65% to 70% of Market	10/2020 to 12/2020
	1,102,364			96,645
Long-Term:
The Kasper Group, Ltd.	184,000		7%	85,431		$0.10	12/2021
Joseph M. Redmond	576,154	[1]	5%	148,358	[1]	$0.10	07/2017
	760,154			233,789
Total convertible debt	$1,862,518			$330,434

[1]As of January 1, 2018, Mr. Joseph M. Redmond, former President and member of the board of directors, is no longer a related party.  As a result, $576,154 in convertible promissory notes and accrued interest of $90,742 was reclassified from related party transactions (Note 10) to non-related party transactions. See Note 18 for additional information and legal proceedings related to Mr. Redmond.

During the year ended December 31, 2019, the Company issued four (4) short-term non-related party non-convertible promissory notes (the “Notes”) in the aggregate principal of $375,000, of which repayments in the amount of $30,000 were made.  The Notes bear interest at a rate of 8% per annum, and mature between 12/31/2019 to 08/20/2020.  As additional consideration, three of the note holders received 400,000 shares of the Company’s restricted Common Stock each, for an aggregate of 1,200,000 shares, valued at $190,200, and one note holder received 2,400,000 shares, valued at $240,000.

During the years ended December 31, 2019 and 2018, respectively, the Company issued short-term non-related party convertible promissory notes (the “Convertible Notes”) in the aggregate principal of $1,490,000 and $825,000, along with 5,800,000 and 6,025,000 warrants (Note 14). Upon issuance, the Convertible Notes were discounted by a total of $308,840 and $605,000, representing $96,220 and $0 in original issue discount, $0 and $223,607 for beneficial conversion feature, $30,620 and $0 for embedded conversion option, and $182,000 and $381,393 for value of warrants, of which $212,620 and $380,000 was classified as derivative liability.  Effective November 14, 2018, $600,000 in principal, plus $55,627 in accrued interest, was exchanged for short-term convertible debentures, at which time $240,000 was reclassified to equity for intrinsic value of warrants, $30,725 was classified as derivative liability for embedded conversion option, and $105,320 was recognized as a loss on extinguishment of debt. The short-term non-related party convertible notes and debentures bear interest at a rate of 10% to 12% per annum, mature in 2020, and are convertible into shares of the Company’s Common Stock at a conversion price equal to the lower of 1) between $0.10 to $0.12 per share; or 2) between 65% to 70% of the 2nd lowest trading prices during the twenty (20) trading days preceding the conversion date. During the years ended December 31, 2019 and 2018, respectively, a total of  $173,784 and $1,098,974 in debt accretion was expensed; repayments on Convertible Notes totaling $564,023 and $428,580 and $50,000 was repaid in cash, and $135,443 and $620,000 was converted into the Company’s Common Stock; repayments on debentures totaling $1,169,299 and $0 were made, of which $542,369 and $0 was repaid in cash, and $626,930 and $0 was converted in to the Company’s Common Stock; and a loss on extinguishment of $305,912 and $0 was recognized.

During the year ended December 31, 2018, the Company issued long-term non-related party convertible debentures in the aggregate principal sum of $250,000, along with 600,000 warrants (Note 14). Upon issuance, the long-term convertible debentures were discounted by a total of $67,500, representing $25,000 in original issue discount, $12,500 for embedded conversion option, and $30,000 for value of warrants, of which $42,500 was classified as derivative liability. The debentures maturing in 2021, are convertible into the Company’s Common Stock at a conversion price of $0.10 per share. During the years ended December 31, 2019 and 2018, respectively, a total of $9,816 and $2,370 in debt accretion was expensed, cash repayments of $212,000 and $0 were made; $158,549 and $0 was converted into the Company’s Common Stock, and, a loss on extinguishment of $168,159 and $0 was recognized.

During the years ended December 31, 2019 and 2018, respectively, principal payments of $10,379 and $9,245 in and $1,423 and $632 in interest were made on the note payable to bank.  The term loan bears interest at a rate of 7.48%, with monthly payments of principal and interest in the amount of $1,475, maturing July 17, 2020.  The principal remaining on the note at December 31, 2019, of $18,616 was reclassified from long-term to short-term.

During the year ended December 31, 2018, the long-term convertible promissory note issued to The Kasper Group was modified to extend the maturity date to October 1, 2019, in exchange for a fee of $40,000. As a result, the principal amount owed was increased from $144,000 to $184,000. Upon maturity, the Kasper Group note was further modified to extend the maturity to December 31, 2021.  The long-term non-related party convertible promissory notes bear interest at a rate of 5% to 7% per annum, mature between 2017 to 2021, and are convertible into the Company’s Common Stock at a conversion price of $0.10 per share.

During the year ended December 31, 2018, long-term unsecured non-related party loans and promissory notes in the principal sum of $95,975, and accrued interest in the amount of $56,892, were extinguished, resulting in a gain of $152,867.

During the year ended December 31, 2018, a long-term secured non-related party promissory note in the principal sum of $20,500,000, and accrued interest in the amount of $2,278,281, was extinguished in connection with RoxSan’s Chapter 7 petition filed in May 2018 (Note 18), and recharacterized as a contingent liability (Note 11), resulting in a gain of $22,778,281.

As of December 31, 2019 and 2018, respectively, short-term non-related party debt in the amount $1,465,980 and $1,020,903 consists of $0 and $724,903 in convertible debentures; $345,000 and $0 in notes payable; $18,616 and $0 in note payable, bank, and $1,102,364 and $296,000 in convertible notes payable. During the years ended December 31, 2019 and 2018, respectively, interest in the amount of $201,658 and $270,142 was expensed.  As of December 31, 2019 and 2018, respectively, a total of $105,372 and $185,741 in accrued interest remains, and is included as an accrued expense on the accompanying consolidated balance sheet.

As of December 31, 2019 and 2018, respectively, long-term non-related party debt in the amount of $760,154 and $934,019 consists of $0 and $207,500 in convertible debentures, less unamortized discount of $0 and $22,630; $760,154 and $720,154 in convertible notes payable, of which $576,154 and $576,154 is related to pending litigation with a former executive (see Note 18), and subject to compromise; and $0 and $28,995 in notes payable to banks. During the years ended December 31, 2019 and 2018, respectively, interest in the amount of $85,469 and $739,383 was expensed.  As of December 31, 2019 and 2018, respectively, a total of $234,432 and $190,386 in accrued interest remains, and is included as an accrued expense on the accompanying consolidated balance sheet.

The future maturities of long-term notes payable are summarized as follows:

Year	Principal
2020	$778,770
2021	184,000
$962,770

During the years ended December 31, 2019 and 2018, respectively, interest on non-related party notes and loans payable in the amount of $287,127 and $1,009,525 was expensed.  As of  December 31, 2019 and 2018, respectively, a total of $339,804 and $376,127 in interest, net of debt extinguishments of $0 and $2,335,173, and conversions to Common Stock of $10,398 and $55,613, remains accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party transactions consist of the following:

	December 31, 2019	December 31, 2018
Related party payables
Accrued compensation	$796,175	$869,859	[1]
Accrued benefits and cash advances	312,305	134,861
Total related party payables	1,108,480	1,004,720

Debentures, convertible	––	411,006
Notes payable, related party, convertible	491,100	491,100
Notes payable, related party	759,446	––

Total related party transactions	$2,359,026	$1,906,826

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

As of December 31, 2019 and 2018, respectively, related parties are due a total of $2,359,026 and $1,906,826, consisting of $796,175 and $869,859 in accrued compensation owed to related parties; $312,305 and $134,861 in accrued benefits owed to related parties, and cash advances from related parties for operating expenses; $0 and $411,006 in convertible debentures, net of embedded conversion option of $0 and $17,125; $759,446 and $0 in promissory notes, and $491,100 and $491,100 in convertible promissory notes.

Related party convertible debt consists of the following:

Note Holder	Principal	APR	Accrued Interest	Conversion Price	Term/Due

Convertible promissory notes:
Huntington Chase, Beneficial Owner	$491,100	7%	$9,795	$0.08	12/2023

During the years ended December 31, 2019 and 2018, respectively, $1,586,724 and $1,371,446 in related party compensation was accrued, $802,500 and $510,500 was paid, $753,510 and $0 was converted to Common Stock; and $0 and $450,000 was converted to Preferred Stock.

During the years ended December 31, 2019 and 2018, respectively, $399,249 and $104,151 in benefits were accrued and cash advances were made to the Company by related parties for overhead requirements, of which $221,805 and $97,587 was paid/repaid to related parties.

In June 2019, $575,132 of related party debt was purchased by non-related-parties (the “Proceeds”).  The Proceeds were collected from the non-related parties by the Company on behalf of the related parties.  The Proceeds were subsequently loaned to the Company by the related parties for operating expenses, including accrued compensation owed.

Promissory Notes

On September 30, 2015, the Company issued a modified convertible promissory note in the principal sum of $631,100, representing cash loans and unpaid compensation to a related party, of which principal repayments in the aggregate of $100,000 were made in prior years, and $40,000 of which was converted into Common Stock in prior years.  The note bears interest at a rate of 7% per annum, and contains a repayment provision to convert the debt into restricted shares of the Company’s Common Stock at a price of $0.10 per share. On December 31, 2018, the note was modified to 1) reduce the principal balance to $491,100; and 2) mature December 31, 2023. During the year ended December 31, 2019, the note holder converted $437,000 in principal into 4,370,000 shares of the Company’s Common Stock.  Subsequently, the holder loaned the Company $437,000.  As a result, the principal balance was not affected.  However, on December 31, 2019, the promissory note was modified to change the conversion price to $0.08.

Between April 26, 2018 and May 8, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to a related party in the aggregate principal sum of $337,750, along with 3,377,500 warrants (Note 14). Upon issuance, the Notes were discounted by a total of $337,750, representing $123,850 for beneficial conversion feature, and $213,900 for fair value of warrants. During the year ended December 31, 2018, a total of $6,409 in debt accretion was expensed. The Notes bore interest at rate of 12% per annum, contained a repayment provision to convert the Notes into restricted shares of the Company’s Common Stock at a price of $0.10 per share, and included warrant coverage for a period of three (3) years to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share. Effective November 14, 2018, the Notes and related accrued interest of $34,090 were exchanged into convertible debentures (“Debentures”) in the principal amount of $428,132, at which time $17,125 was reclassified as a derivative liability for embedded conversion option, $135,100 was reclassified to equity for the intrinsic value of warrants issued with the Notes, and $252,533 was recognized as a loss on extinguishment of the Notes. The Debentures bore interest at a rate of 10% per annum, matured February 28, 2019, and were convertible into shares of the Company’s restricted Common Stock at a conversion rate of $0.12 per share. On July 25, 2019, the Debentures in the principal sum of $411,006, plus accrued interest of $42,778, were converted to non-convertible Senior Secured Promissory Notes (the “Senior Notes”) in the aggregate principal of $759,446.  The Senior Notes bear interest at a rate of 8% per annum, with payments of $126,152 plus interest accrued thereon due December 31, 2019; $300,000 due December 31, 2020; and the remaining principal and accrued interest due December 31, 2021.  In connection with the exchange, the Company issued the following in favor of the lender: 1,380,811 shares of the Company’s restricted Common Stock, valued at $131,315; and warrants, valued at $92,150, to purchase 2,528,413 shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.10461.  As a result, the Company recognized a net loss on the exchange in the amount of $434,837, net of $2,140 in derivative liability remaining from the warrants issued with the Debentures.

As of December 31, 2019 and 2018, respectively, related party promissory notes in the amount of $1,250,546 and $491,100 are owed, of which $491,100 and $491,100 are convertible.

During the years ended December 31, 2019 and 2018, respectively, interest in the amount of $105,111 and $66,840 was expensed, $0 and $798 was paid to the note holders in cash, $100,132 and $0 was converted to restricted shares of the Company’s Common Stock, and $42,778 and $71,839 was converted to principal.  As of December 31, 2019 and 2018, respectively, a total of $36,261 and $74,060 in accrued interest remains and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

On September 30, 2018, in connection with the Series C convertible Preferred Stock equity offering (Note 11), three officers of the Company were issued an aggregate of 90,000 Series C preferred shares at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. Upon issuance, a beneficial conversion feature of $100,578 was recorded as a deemed dividend. In connection with the Series C preferred shares, the officers were also issued an aggregate of 1,250,000 warrants, valued at an aggregate of $75,000, and exercisable for a period of three (3) years at an exercise price of $0.25 per share.

On May 15, 2019, in connection with a certain employment agreement with Mr. David Appell, the Company issued 3,000,000 shares of its restricted Common Stock, valued at $201,300, of which 25% vest immediately, and the remainder vest when certain earnings goals are met.

On July 31, 2019, in connection with the settlement of certain related party convertible debentures, the Company issued 1,380,811 shares of its restricted Common Stock, valued at $131,315. In connection with the settlement, the related parties were also issued an aggregate of 2,528,413 warrants, valued at an aggregate of $92,150, and exercisable for a period of five (5) years at an exercise price of $0.10 per share

On September 18, 2019, in connection with the conversion of certain convertible debt in the amount of $437,000, the, Company issued 4,370,000 shares of its restricted Common Stock, to Huntington Chase, LLC, a beneficial owner.

On September 30, 2019, in connection with a Simple Agreement Future Equity (“SAFE”) offering, the Company issued 6,000,000 shares of its restricted Common Stock to certain officers and directors in exchange for the reduction in accrued compensation in the aggregate of $375,000. In connection with the SAFE offering, the officers and directors were also issued an aggregate of 6,000,000 warrants, valued at an aggregate of $45,600, and exercisable for a period of three (3) years at an exercise price of $0.25 per share.

On December 31, 2019, in connection with debt settlement agreements, the Company issued 8,000,000 shares of its restricted Common Stock to certain officers and directors in exchange for the reduction in accrued compensation in the aggregate of $400,000.

Agreements

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

On January 1, 2018, the Company entered into a Consulting Agreement with Huntington Chase, LLC, whose managing member is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $25,000 in year 1; $30,000 in year 2, and $35,000 in year 3, of which the year 2 and 3 increases are deferred until completion of certain development projects, as well as customary expense allowances.  In addition, the agreement provides for a grant of stock options to purchase 4,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, of which 25% vest immediately, and the remainder vest when certain market share prices of the Company’s Common Stock are met.

On January 1, 2019, the Company entered into a Consulting Agreement with JL Ogden & Company LLC, for the services of John L. Ogden, a member of the Company’s board of directors, and Chair of the Audit Committee. The agreement is for a term of one (1) year, with the option to extend, and includes annual compensation in the amount of $60,000. In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000, a convertible promissory note in the amount of $20,000 maturing in one (1) year with an annual interest rate of ten percent (10%), a restricted stock award equal to $70,000 worth of Units in the Company’s 2019 private placement offering, as well as a grant of stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, and vest quarterly over a one (1) year period.

On May 15, 2019, the Company entered into an employment agreement with Mr. David Appell to serve as the Company’s Chief Operating Officer. The agreement is for an initial term of two (2) years, and provides a base compensation of $250,000 year one, and $275,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 3,000,000 restricted common shares, valued at $201,300, for cash in the amount of $3,000, of which 25% vest immediately, and the remainder vest when certain earnings goals are met; as well as options granted to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options valued at $195,600 using the Black-Scholes method, are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%. The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 2.21, risk free interest rate 2.15%, and dividend yield 0%.

NOTE 11. COMMITMENTS AND CONTINGENCIES

On August 31, 2016, as part of the Company’s acquisition of 100% of the issued and outstanding shares of Qolpom®’s common stock and its assets, inventory and intellectual property, the agreement provides for, among other things, the seller to receive up to $2,000,000 through a percentage of revenue generated from RPM business segment (“Revenue Share”), as well as a royalty of 3% (“Royalties”) of certain revenues generated from the Qolpom® intellectual property, as defined in the agreement.  As of December 31, 2019 and 2018, respectively, the present value of future Revenue Share was $442,000 and $430,000; and the present value of future Royalties was $318,000 and $310,000.

On April 26, 2017, as part of the Company’s acquisition of 100% of certain intellectual property (“Intellectual Property”) from ProEventa, Inc., a Virginia Corporation (“ProEventa”), the agreement provides for, among other things, ProEventa to receive a revenue sharing cash earn-out of up to $3,000,000 to be derived from certain net revenue generated by the Company; as well as Royalties of 3% of certain revenues generated from the Intellectual Property, ending at such time as the Company has paid ProEventa $25,000,000, as defined in the agreement. As of December 31, 2019 and 2018, respectively, the present value of future Revenue Share was $968,000 and $1,040,000; and the present value of future Royalties was $471,000 and $690,000.

NOTE 12. CONVERTIBLE PREFERRED STOCK

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

As of December 31, 2019 and 2018, respectively, the Company had 977,352 and 1,013,691 shares of Preferred Stock issued and outstanding.

NOTE 13. COMMON STOCK

The total number of authorized shares of Common Stock that may be issued by the Company at December 31, 2019 and 2018, is 500,000,000 with a par value of $0.001 per share.

During the years ended December 31, 2019 and 2018, respectively, 24,682,217 and 6,881,130 shares of the Company’s restricted Common Stock were issued in connection with the conversion of non-related party debt in the amount of $1,735,330 and $675,614.  As a result, $1,710,649 and $668,733 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 12,370,000 and 0 shares of the Company’s restricted Common Stock were issued in connection with the conversion of related party debt in the amount of $837,000 and $0.  As a result, $824,630 and $0 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 0 and 846,051 shares of the Company’s restricted Common Stock were issued for the exercise of stock options, and  0 and 1,071,430 were issued for the exercise of related party stock options. As  a result, $0 and $454,908 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 8,756,919 and 1,750,000 shares of the Company’s restricted Common Stock were issued in connection with stock awards to non-related parties, valued at $874,548 and $279,110. As  a result, $20,237 and $153,000 was deferred, to be amortized over the next nine (9) months, and  $865,191 and $277,360 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 3,000,000 and 0 shares of the Company’s restricted Common Stock were issued in connection with stock awards to related parties valued at $201,300 and $0. As  a result, $198,300 and $0 was deferred, to be amortized over the next nine (9) months, and  $198,300 and $0 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 12,500,000 and 2,000,000 shares of the Company’s restricted Common Stock were issued for cash in the amount of $1,027,500 and $240,000.  As a result, $1,015,000 and $238,900 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 3,010,811 and 2,810,000 shares of the Company’s restricted Common Stock were issued in connection with debt and debt service in the amount of $359,514 and $281,000.  As a result, $356,504 and $278,190 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 18,000,000 and 0 shares of the Company’s restricted Common Stock were issued in connection with a certain Simple Agreement Future Equity (“SAFE”) offering, including 6,000,000 and 0 shares issued to related parties, for cash in the amount of $735,000 and $0, services valued at $15,000 and $0, and the reduction of related party debt in the amount of $375,000 and $0. As a result, $1,107,000 and $0 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 0 and 6,000,000 shares of the Company’s restricted Common Stock were issued to officers, for cash in the amount of $0 and $6,000. As a result, $0 and $984,000 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 1,150,000 and 0 shares of the Company’s restricted Common Stock were issued in connection with the conversion of Preferred Stock valued at $69,000 and $0. As a result, $67,850 and $0 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 6,666,667 and 0 shares of the Company’s restricted Common Stock were issued in connection with an investment valued at $1,000,000 and $0. As a result, $993,333 and $0 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 1,875,000 and 0 shares of the Company’s restricted Common Stock were issued in connection with the exercise of warrants valued at $178,700 and $0. As a result, $176,825 and $0 was recorded to paid in capital.

During the years ended December 31, 2019 and 2018, respectively, a total of 92,011,614 and 21,358,611 shares of the Company’s restricted Common Stock were issued.  As of December 31, 2019 and 2018, respectively, the Company had 250,124,755 and 158,113,141 common shares issued and outstanding.

Restricted Stock Awards

During the years ended December 31, 2019 and 2018, respectively, 3,830,000 and 3,660,000 restricted stock awards were granted, valued at $264,350 and $434,000; and 4,237,595 and 6,827,368 restricted stock awards vested, for which $685,553 and $1,095,193 in deferred stock compensation was expensed. As of December 31, 2019 and 2018, respectively, there remains 4,805,600 and 5,888,195 shares to be vested, and $660,069 and $1,148,809 in deferred stock compensation to be expensed over the next fifteen (15) months.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2017	9,055,563	$1,810,002
Granted	3,660,000	434,000
Vested	(6,827,368)	(1,095,193)
Outstanding at December 31, 2018	5,888,195	1,148,809
Granted	3,830,000	264,350
Vested	(4,237,595)	(685,553)
Forfeited/Canceled	(675,000)	(67,537)
Outstanding at December 31, 2019	4,805,600	$660,069

NOTE 14. WARRANTS AND OPTIONS

As of December 31, 2019 and 2018, respectively, the Company had 56,785,913 and 21,232.500 warrants, and 26,685,000 and 18,060,000 options issued and outstanding.

During the years ended December 31, 2019 and 2018, respectively, 40,703,413 and 14,077,500 warrants were granted, and 300,000 and 100,000 expired, and 4,850,000 and 0 were retired/canceled.  The warrants carry an exercise price of between $0.001 to $0.60 per share, expire between 2020 to 2024, and were valued at $498,840 and $851,610, using the Black-Scholes method. The assumptions used in valuing the warrants were: expected term between 2 to 5 years; expected volatility 40% to 45%; risk free interest rate between 1.56% to 2.95%; and a dividend yield of 0%. A total of $40,730 and $113,210 in deferred stock warrant compensation was recorded, and $47,180 and $73,370 was expensed during the years ended December 31, 2019 and 2018, respectively.  There remains $92,470 and $98,920 in deferred compensation as of December 31, 2019 and 2018, respectively, to be expensed over the next twelve (12) months.

Warrants Outstanding
	Number of	Remaining	Exercise Price	Weighted
	Common	Contractual Life	Times Number	Average
Exercise Price	Shares	(in years)	Of Shares	Exercise Price

$0.001	300,000	3.50	$300	$0.17
$0.01	500,000	2.75	5,000	$0.22
$0.01	75,000	1.00	750	$0.18
$0.10	5,028,413	4.75	502,841	$0.21
$0.10	62,500	3.25	6,250	$0.29
$0.10	250,000	1.50	25,000	$0.19
$0.10	4,877,500	1.25	487,750	$0.21
$0.10	250,000	0.75	25,000	$0.32
$0.12	100,000	2.75	12,000	$0.21
$0.12	125,000	2.00	15,000	$0.21
$0.15	600,000	4.25	90,000	$0.19
$0.15	1,000,000	1.00	150,000	$0.28
$0.17	62,500	3.25	10,625	$0.29
$0.18	62,500	3.25	11,250	$0.29
$0.20	2,600,000	4.25	520,000	$0.19
$0.21	62,500	3.25	13,125	$0.29
$0.21	100,000	0.75	21,000	$0.34
$0.25	6,000,000	2.75	1,500,000	$0.20
$0.25	1,050,000	2.50	262,500	$0.21
$0.25	10,400,000	2.25	2,600,000	$0.20
$0.25	800,000	2.00	200,000	$0.21
$0.25	3,250,000	1.75	812,500	$0.18
$0.25	13,500,000	1.25	3,375,000	$0.21
$0.25	475,000	1.00	118,750	$0.27
$0.25	3,255,000	0.75	813,750	$0.32
$0.25	1,500,000	0.50	375,000	$0.39
$0.35	250,000	0.75	87,500	$0.32
$0.60	250,000	0.75	150,000	$0.34
	56,785,913		$12,190,891	$0.21

Warrant Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2017	7,255,000	$0.18
Issued	54,780,913	$0.20
Exercised	––	––
Expired / Forfeited	(5,250,000)	$0.21
Outstanding at December 31, 2019	56,785,913	$0.21

During the years ended December 31, 2019 and 2018, respectively, 10,000,000 and 6,000,000 stock options were granted, which vest periodically over a two (2) year period, are exercisable for a period of between 3 to 5 years at an exercise price of between $0.05 to $0.25 per share, and were valued at $875,700 and $833,700, using the Black-Scholes method. The assumptions used in valuing the options were: expected term between 3.00 to 4.75 years; expected volatility between 1.82 to 2.29; risk free interest rate between 1.69% to 2.78%; and a dividend yield of 0%.

Options Outstanding
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.05	90,000	2.50	$4,500	$0.14
$0.05	1,140,000	2.25	57,000	$0.09
$0.05	100,000	1.75	5,000	$0.08
$0.05	60,000	1.00	3,000	$0.06
$0.05	170,000	0.75	8,500	$0.12
$0.09	5,500,000	2.50	467,500	$0.20
$0.10	500,000	0.75	50,000	$0.14
$0.15	1,000,000	0.75	150,000	$0.14
$0.25	3,125,000	4.25	781,250	$0.22
$0.25	1,000,000	4.00	250,000	$0.23
$0.25	5,000,000	3.25	1,250,000	$0.16
$0.25	7,000,000	2.50	1,750,000	$0.16
$0.25	1,000,000	0.75	250,000	$0.15
$0.25	1,000,000	0.25	250,000	$0.10
	26,685,000		$5,276,750	$0.20

Options Activity
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2017	20,675,000	$0.15
Issued	16,000,000	$0.19
Exercised	(1,973,189)	$0.18
Expired / Forfeited	(3,891,811)	$0.20
Outstanding at December 31, 2019	26,685,000	$0.20

During the years ended December 31, 2019 and 2018, respectively, 10,000,000 and 6,000,000 options were issued, 0 and 1,973,189 options were exercised, 0 and 1,000,000 options expired, and 375,000 and 5,641,811 options were forfeited.  A total of $875,700 and $649,327 in deferred stock option compensation was recorded, net of forfeitures, and $718,392 and $572,870 was expensed during the years ended December 31, 2019 and 2018, respectively.  There remains $1,552,774 and $1,395,466 in deferred compensation as of December 31, 2019 and 2018, respectively, to be expensed over the next twelve (12) months.

NOTE 15. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018

Income (loss) before taxes	$(12,866,332)	$15,608,209
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	(3,351,800)	4,781,700

Effect of release of net operating loss carryforwards	(2,240,900)	(2,417,700)

Tax effect of non-deductible expenses:
Gain on extinguishment of debt-principal	––	(6,124,000)
Impairment losses	299,100	––
Stock compensation/amortization of stock options	830,200	1,048,500
Discount amortization	6,000	837,000
Other	2,100	1,500
Total tax effect of non-deductible expenses	1,137,400	(4,237,000)

Change in valuation allowance	4,635,300	(1,873,000)

Income tax expense	$––	$––

Reported income taxes:
Federal	$––	$––
State	––	––
Total	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018

Net operating loss carried forward	$4,666,500	$––

Bad debt allowance	––	––

Officers’ accrued compensation	222,800	243,400

Accrued related party interest	10,100	20,700

Valuation allowance	(4,899,400)	(264,100)

Net deferred income tax asset	$––	$––

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

Tax Year	Net Operating Loss	Expires

2016	$1,192,900	2036
2017	2,117,100	2037
2018	548,900	No Expiration
2019	9,165,700	No Expiration

Total	$13,024,600

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

The pharmacy operations resulted in an accumulated deficit of $11,582,906 as of May 14, 2018. In addition, certain advances were made to RoxSan Pharmacy, Inc. for the purpose of overhead expenses for which a secured promissory note was issued to the Company. As of May 14, 2018, principal in the amount of $1,280,692 had been disbursed, and interest in the amount of $22,797 had been accrued in connection with the note.

As of May 14, 2018, the assets and liabilities relating to the discontinued operations of RoxSan Pharmacy, Inc. were as follows:

	May 14, 2018

Liabilities subject to compromise
Accounts payable and accrued expenses	$2,942,012	[1]
Related party payables	376,430	[1]
Note payable	185,000	[1]
Note payable-merchant	974,826
Total liabilities subject to compromise	4,478,268

Net liabilities of discontinued operations	$4,478,268

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

Included in accounts payable and accrued expenses as of May 14, 2018, are $181,580 in unpaid payroll taxes, $296,959 in penalties, and $50,167 in interest related to unpaid payroll taxes.

The results of the discontinued operations of RoxSan Pharmacy, Inc. are summarized as follows:

May 14, 2018

Revenue	$––
Cost of sales	––
Gross profit	––
Sales, marketing and pharmacy expenses	170,630
General and administrative expenses	586,993
Operating loss	(757,623)
Interest expense	(56,775)
Loss on disposal of equipment	(10,000)
Net loss from discontinued operations	$(824,398)

NOTE 17. SEGMENT REPORTING

The Company currently has three (3) business segments: Remote Care Systems, Behavioral Health Services and Diagnostics/Corporate. The Pharmacy segment ceased operations in December 2017, and was deconsolidated effective May 14, 2018.  See Note 1 and 3 for a description of each segment and related significant accounting policies.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Remote Care Systems	Behavioral Health Services	Diagnostics/ Corporate	Pharmacy [1]	Consolidated Totals

December 31, 2019
Revenue	$1,800	$76,800	$50,000	$––	$128,600
Gross profit (loss)	480	61,293	50,000	––	111,773
Operating loss	(253,391)	(169,485)	(5,970,812)	––	(6,393,688)
Depreciation and amortization	9,196	109,760	2,016	––	120,972
Interest expense	3,111	––	579,397	––	582,508
Gain (loss) on extinguishment of debt	101,367	––	(1,028,766)	––	(927,399)
Gain (loss) on fair value adjustments	––	––	194,511	––	194,511
Loss on settlements			(4,134,972)		(4,134,972)
Impairment loss	––	––	1,002,276	––	1,002,276
Discount amortization	20,000	––	––	––	20,000
Total assets	904,757	439,567	125,332	––	1,359,896
Goodwill	785,060	––		––	785,060
Additions to property and equipment	––	––	2,628	––	2,628

December 31, 2018
Revenue	$9,399	$1,800	$––	$––	$11,739
Gross profit (loss)	(10,400)	1,800	––	––	(8,600)
Operating loss	(365,426)	(191,446)	(6,077,791)	––	(6,634,663)
Depreciation and amortization	9,196	109,760	1,664	––	120,620
Interest expense	2,970	––	2,161,560	––	2,164,530
Gain on disposal of subsidiary	––	––	4,478,268	––	4,478,268
Gain (loss) on extinguishment of debt	––	––	22,858,009	––	22,858,009
Gain (loss) on fair value adjustments	––	––	(123,875)	––	(123,875)
Discount amortization	(340,000)	––	3,145,000	––	2,805,000
Discontinued operations	––	––	––	(824,398)	(824,398)
Total assets	913,636	439,567	11,154	––	1,364,357
Goodwill	785,060	––	––	––	785,060
Additions to property and equipment	––	––	––	––	––

[1]Discontinued operations effective May 14, 2018

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

The Company also initiated legal action against Melamed and filed a complaint in October 2015, action number SC 124898, in the Superior Court of the State of California, County of Los Angeles, West District, Parallax Health Sciences, Inc., et al. v. Shahla Melamed, et al.  The complaint in that action alleges that Melamed breached several obligations under the Purchase Agreement, and the Company sought to reduce the Secured Note due to undisclosed material changes in the business.

Settlement Reached:

In January 2019, Melamed requested mediation, seeking settlement of the pending litigation with the Company, including that which was initiated against the Company by her son, Hootan Melamed (Shahla and Hootan, collectively, the “Melameds”). Through mediation, the Company and the Melameds reached agreeable settlement terms, and on February 19, 2020, the Company received a counter-signed Settlement and Release Agreement (the “Settlement”).  Effective February 12, 2020 (the “Effective Date”), the Settlement is by and between Parallax Health Sciences, Inc., RoxSan Pharmacy, Inc., Michael Redmond, Edward Withrow III, Huntington Chase Financial Group, LLC, Calli Bucci and Dave Engert (collectively, “Parallax”), and the Melameds, and resolves all pending lawsuits between the parties in connection with the acquisition of RoxSan Pharmacy.

In consideration of the resolution of all existing and potential claims, including the cancellation of the Company’s contingent liability in the principal sum of $20,500,000, and accrued interest of approximately $4,500,000, and without further action or litigation and without admission of liability by either party, the Settlement terms include the following:

●A payment of $4,000,000 (the “Settlement Sum”) to the Melameds, to be paid as follows:

▪$1,250,000 within 90 days of the Effective Date;

▪$1,250,000 within one (1) year of the Effective Date;

▪$1,500,000 within two (2) years of the Effective Date.

●The issuance of ten (10) million shares of the Company’s Common Stock to an entity owned by Shahla Melamed.

In addition, in the event forty percent (40%) or more of the Company and/or its subsidiaries (including by way of merger) is sold within two (2) years of the Effective Date, the Company shall pay the Melameds, within two (2) weeks of receipt of the proceeds from such sale (the “Sale Proceeds”), any outstanding unpaid Settlement Sum plus an additional 10% of the Sale Proceeds received, up to a total of an additional $3,000,000 over and above the Settlement Sum.

In the event the Company fails to cure a breach of timely payment of any portion of the Settlement Sum within thirty (30) days of a notice of default, a Stipulated Judgement may be filed by Melamed in the sum of $20,000,000, less any Settlement Sum amounts previously paid by the Company.

RoxSan Dissolution

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

Due to, among other things, the reduction in RoxSan’s cash flows during 2016 and 2017, RoxSan became delinquent in its payroll tax depository obligations, resulting in a liability owed to federal and state taxing agencies in the aggregate of $1,148,811, which includes $601,148 in taxes withheld from employees (“Trust Fund Taxes”), employer taxes of $183,172, and penalties and interest of $364,491 through December 31, 2018. The liability was included as part of the Chapter 7 bankruptcy petition, and certain portions of the liability may be discharged. However, in accordance with California bankruptcy laws, federal and state Trust Fund Taxes are not dischargeable. The Company has retained a tax resolution specialist and is in communications with the taxing agencies in order to resolve RoxSan’s liability. During the year ended December 31, 2019, payments for Trust Fund Taxes in the amount of $485,498 were made, and $115,650 in Trust Fund Taxes were outstanding at December 31, 2019.

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

On October 8, 2018, a settlement was reached between Mr. Engert and the Company (the “Engert Settlement”). The Engert Settlement includes, among other things, a cash payment to Mr. Engert in the amount of $139,000, and the cancellation of all of Mr. Engert’s equity holdings in the Company.  The Engert Settlement resulted in a net loss to the Company of $33,272. On April 10, 2019, a stipulation for dismissal was filed, and the matter has been fully resolved.

●Action No. BC700070

On March 28, 2018, Mr. J. Michael Redmond filed a lawsuit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000. The Company intends to vigorously defend against this action. There are counterclaims that include possible fraud and negligence committed by Mr. Redmond, former President, Chief Executive Officer, Chairman and director of the Company and of RoxSan Pharmacy, Inc.  An Arbitration is still pending.

Disputes with Lenders

●On March 18, 2020, the Company initiated legal action and filed a complaint against EMA Financial, LLC (“EMA”) a third-party lender, in the US District Court, Southern District of New York, case index number 20-cv-2375, citing fraud, unjust enrichment, and securities law violations, among other things. On April 27, 2020, EMA filed an answer substantially denying the Company’s claims, and filed counterclaims against the Company, including damages in excess of $2 million.  The matter is currently pending.

There are two (2) legal matters currently pending.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2019, through the date of the issuance of the financial statements, and has determined that there have been no events that would require disclosure, except for the following:

On January 22, 2020, the Company issued a short-term non-related party convertible promissory note in the principal sum of $78,000.  The note bears interest at a rate of 12% per annum, matures in one (1) year, and is convertible into shares of the Company’s Common Stock at a conversion price equal to the lower of 1) $0.12 per share; or 2) 65% of the average of the lowest three (3) trading prices during the fifteen (15) trading days preceding the conversion date.

On January 15, 2020, in connection with the exercise of certain warrants issued to a beneficial owner, 1,838,217 shares of the Company’s Common Stock were issued.  The shares were valued at $108,455.

On January 27, 2020, pursuant to a and resolution of the board of directors, the Company issued 1,351,181 shares of its restricted Common Stock at $0.001 per share, for $1,351, to Nathaniel T. Bradley, a director, in recognition of his contributions and achievements. The shares were valued at $67,559.

On February 2, 2020, Mr. David Appell resigned as the Company’s Chief Operating Officer. His resignation was not the result of a disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.  Concurrent with his resignation as COO, Mr. Appell will serve as Managing Director of the Company’s wholly-owned subsidiary, Parallax Communications, Inc. (“PCOM”). As Managing Director, Mr. Appell will provide business advisory and strategic planning advice to the Company with PCOM.  In exchange for these services, Mr. Appell will be paid $2,000 per month plus medical benefits.   In connection with Mr. Appell’s resignation, the Company canceled 1,450,000 shares of Mr. Appell’s previously granted stock award, and 2,250,000 of unvested stock options.  As a result, additional paid in capital was reduced by $207,324.

On February 12, 2020, the Company filed a Certificate of Designation (“Designation”) with the secretary of state of Nevada for the designation of 10,000 shares of Series B1 Convertible Preferred Stock. The Series B1 Stock is redeemable at 120% of face value and unpaid dividends; is convertible into Common Stock at a conversion rate of $0.15; carries an annual dividend of 10%; and matures in two (2) years, at which time the Series B1 Stock will automatically convert into Common Stock.

On February 12, 2020, in connection with a $5,000,000 maximum offering of the Company’s Series B1 Convertible Preferred Stock (the “Series B1 Stock”), the Company received a Subscription from an accredited investor (the “Subscription”) for the purchase of 69 shares of Series B1 Stock at a price of $10,000 per share, net of an original issue discount of 15%, or $8,500 per share, for proceeds in the amount of $586,500, pursuant to that certain Securities Purchase Agreement dated February 10, 2020.  In addition, the Subscription includes 50% warrant coverage at an exercise price of $0.25 per share for a period of three (3) years.

Effective February 12, 2020, in connection with the legal settlement between the Company and the Melameds (Note 18), the Company issued 10,000,000 shares of its restricted Common Stock, valued at $480,000.

On February 14, 2020, in connection with a certain consulting agreement, the Company issued 1,000,000 shares of its restricted Common Stock for services, valued at $62,500.

During the first quarter 2020, in connection with the conversion of debt in the amount of $65,000, the Company issued 3,412,292 shares of Common Stock, valued at $178,182.

During the first quarter 2020, in connection with the conversion of debt in the amount of $41,580, the Company issued 2,200,000 shares of Common Stock, valued at $128,000.  The Company has initiated legal action against the lender in the US District Court, Southern District of New York. On April 27, 2020, the lender filed an answer and counter claims.  The matter is currently pending. (Note 18).

During the first quarter 2020, in connection with a certain consulting agreement, the Company issued 246.844 shares of its restricted Common Stock for services, valued at $9,750.

On or about March 5, 2020, the Company received subscriptions from accredited investors for the purchase of 36 shares of Series B1 Stock at a price of $10,000 per share, net of an original issue discount of 15%, or $8,500 per share, for proceeds in the amount of $306,000.

On April 7, 2020, the Company executed an Executive Agreement (the “Executive Agreement”) for the appointment of Dr. David L. Stark as the Company’s President, with an effective date of March 1, 2020. The Executive Agreement replaces any other agreement between Dr. Stark and the Company or any of its subsidiaries, and provides a base compensation of $225,000 in year one, $250,000 in year two and $275,000 in year three, commencing after the initial term estimated at approximately six (6) months, during which time Dr. Stark will devote fifty percent (50%) of his time at a compensation proportionate to the year one base compensation. The Executive Agreement also provides for various performance bonuses, and customary employee benefits, as well as (i) a grant to purchase 2,000,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest upon the Company’s achievement of certain earnings goals; and (ii) stock options to purchase 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share for a period of five (5) years, of which 25% vest immediately, and the remainder vest quarterly in equal amounts over the term of the Agreement.

On or about May 12, 2020, in connection with the Melamed Settlement, the initial payment of $1,250,000 was due. Due to cash flow constraints, the payment was not made at that time.  Pursuant to the Settlement Agreement, the Company has thirty (30) days to cure the non-payment (See Note 8).

*    *    *    *    *

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Dismissal of Independent Certifying Accountant

Effective July 17, 2019, the Company dismissed Freedman & Goldberg, CPA’s (“F&G”) as the Company’s independent registered public accounting firm. This action was approved by the audit committee of the Company’s Board of Directors. F&G served as the Company’s independent registered accounting firm for the fiscal years ended December 31, 2016, 2017 and 2018.

The reports of F&G regarding the Company’s financial statements for the fiscal year ended December 31, 2016, December 31, 2017, and December 31, 2018, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports of F&G on the Company’s financial statements for fiscal years ended December 31, 2016, December 31, 2017, and December 31, 2018, each contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2016, December 31, 2017, and December 31, 2018, and during the period from January 1, 2019 to July 17, 2019, the date of dismissal, (i) there were no disagreements with F&G on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of F&G would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided F&G with a copy of the foregoing disclosures and requested that F&G furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to the Current Report on Form 8-K July 19, 2019.

On September 27, 2019, the Company, with the approval of Audit Committee of the Company’s Board of Directors, notified Marcum LLP (“Marcum”) that Marcum was being dismissed as the Company’s independent registered public accounting firm effective immediately.

During the Company’s engagement with Marcum, no reports regarding the Company’s financial statements were issued by Marcum. There were no disagreements (as such term is defined in Item 304 of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the following:

1)Marcum advised the Company that there were material weaknesses in the Company’s internal control over financial reporting.

2)Marcum advised Management that the Company did not fully analyze certain agreements for the proper accounting treatment which could have a material impact on previously issued financial statements. However, Marcum was unable to complete its evaluation of the accounting treatment for such agreements as a result of their dismissal.

The Company provided Marcum with a copy of the foregoing disclosures and requested that Marcum furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to the Current Report on Form 8-K October 2, 2019.

(b)	Engagement of Independent Certifying Accountant

Effective July 18, 2019, the Company engaged Marcum, LLP (“Marcum”) as its independent registered public accounting firm.  During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of Marcum, the Company (a) has not engaged Marcum as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with Marcum regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Marcum concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.  During the short engagement, no reviews were completed by Marcum for the Company’s 2019 quarterly reports.

Effective October 2, 2019, the Company reengaged Freedman & Goldberg, CPA’s (“F&G”) as its independent registered public accounting firm.  F&G was previously engaged by the Company for financial years beginning in 2016 through 2018, and has performed the reviews for all three quarters of the 2019 financial year, as well as the 2019 audit.

In connection with the Company’s reappointment of F&G as the Company’s independent registered public accounting firm the Company has not consulted with F&G regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by F&G concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

As of December 31, 2019, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to provide reasonable assurance that the information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to the Company’s management, including the Company’s president, chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

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

The Company’s management concluded that, due to a material weakness in internal control over financial reporting as of December 31, 2018, the Company’s internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s board of directors (the “Board”).

Remediation efforts to address material weakness

The Company remedied the material weaknesses by, among other things, engaging qualified third-party service providers to assist with the financial reporting issues related to accounting for derivatives, and establishing internal processes to ensure the appropriate identification and analysis of derivative instruments.  In addition, training was conducted related to analysis of debt and equity instruments, effective internal controls, and key accounting policies for derivative instruments.

As of the date of filing of this Annual Report, the proper controls have been designed and implemented, and management has concluded that they are sufficient and operating effectively. Management has and will continue to enhance the risk assessment process, and the design and implementation of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, the Company instituted changes in its internal control over financial reporting.  The changes were made as a result of a material weakness identified at December 31, 2018, relating to the lack of controls over the period-end financial reporting process, and the lack of accounting and financial reporting personnel able to implement formal accounting policies with an appropriate level of accounting knowledge to identify and value complex debt and equity instruments.  As a result of the weakness, a misstatement was made of the Company’s financial statements for the years ended December 31, 2018 and 2017.

In response to the material weaknesses described above, during the year ended December 31, 2019, the Company implemented and evaluated new internal controls over financial reporting. The new controls include, among other things, engaging qualified third-party service providers to assist with the financial reporting issues related to accounting for derivatives, and establishing internal processes to ensure the appropriate identification and analysis of derivative instruments.  In addition, training was conducted related to analysis of debt and equity instruments, effective internal controls, and key accounting policies for derivative instruments.

As of December 31, 2019, the end of the period covered by this Annual Report, management believes that the improved processes remediate the material weaknesses, and has concluded that they are sufficient and operating effectively. Management has and will continue to enhance the risk assessment process, and the design and implementation of internal controls over financial reporting.

There have been no other changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except those disclosed above.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include, but is not limited to, the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of the date of the filing of this Annual Rreport:

Name	Position(s) Held	Age	Date first Elected or Appointed
Paul R. Arena	Chief Executive Officer, Chairman	62	July 7, 2017
Dr. David L. Stark	President	62	March 1, 2020
Calli R. Bucci	Chief Financial Officer Corporate Secretary Director	55	November 1, 2012 March 31, 2014 December 29, 2016
John L. Ogden	Director	66	December 29, 2016
Capt. E. William Withrow Jr., SC, USN (Ret)	Director	81	November 1, 2012
Nathaniel T. Bradley	Director	44	June 4, 2018

Term of Office

The Board elects the Company’s officers, and their terms of office are at the discretion of the Board.  Each officer serves until the earlier occurrence of the election of his or her successor; or by death, resignation, or removal by the Board.  A director need not be a stockholder.

The members of the Company’s board of directors are elected through a majority vote of the Company’s stockholders, in accordance with the Company’s by-laws.  Each director shall hold office until his or her successor has been duly elected and qualified; or by death, resignation, or removal by a majority vote of the Company’s stockholders.

Any director or officer may resign at any time.

Recent Changes in Directors and Executive Officers

On May 15, 2019, Mr. David Appell was appointed the Company’s Chief Operating Officer. On February 2, 2020, Mr. Appell resigned his position.  His resignation was not the result of a disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

On March 1, 2020, Dr. David L. Stark was appointed as the Company’s President.  In connection with the appointment, Mr. Paul R. Arena, who has held the position of President since July 2017, remains the Company’s Chief Executive Officer and Chairman of the Board of Directors, but resigned the position of President to afford Dr. Stark’s appointment.

Background and Business Experience

Current Officers and Directors

Paul R. Arena – President, Chief Executive Officer, Chairman of the Board

Mr. Paul R. Arena has over thirty years of executive management experience and has held senior executive positions in a number of publicly traded companies.

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

Previously, from March 2013 through January 2014, Mr. Arena was a Senior Managing Director of AudioEye, Inc., and then became Executive Chairman from January 2014 through March 2015. From June 2010 to December 2012, he held various executive positions, including Chairman of the Board, Chief Executive Officer, and Principal Financial Officer of Augme Technologies, Inc. and its subsidiary, Hipcricket, Inc.  From February 2002 to March 2010, Mr. Arena held various executive positions, including Chairman of the Board, Chief Executive Officer, Principal Financial Officer and founder of Geos Communications (formerly i2 Telecom International) and its subsidiaries.  Mr. Arena served in various executive capacities, including Chairman of the Board, Chief Executive Officer, President and founder of Cereus Technology Partners, Inc. and its subsidiaries from May 1991 to April 2000.

The Company believes Mr. Arena is qualified to be the Company’s Chief Executive Officer, Chairman of the board of directors, and President (former), because of his extensive senior executive experience in a multitude of different technology hardware and service markets.

Dr. David Stark, President

Dr. Stark has 18 years’ experience in the medical and clinical fields, from the toxicology labs to the investigator site, and has been essential to all aspects of clinical and device research. Due to his extensive and broad experiences in the inner workings of the research and regulatory aspects of clinical trials, Dr. Stark brings a unique vision to the industry and the Company as a motivated designer of superior approaches to research challenges. Most importantly, Dr. Stark is highly qualified to manage the development opportunities of the Company.

Formerly the Director of the National Institute of Clinical Research (NICR), Dr. Stark has been responsible for the design, organization and implementation of clinical trials for pharmaceutical and device companies.  He has a broad background in designing, conducting, and monitoring clinical trials of new pharmaceuticals and devices.  He is also one of the few that has worked in the manufacturing validation of pharmaceuticals, the clinical field, and the regulatory (IRB) arenas, and therefore possesses a big-picture understanding of pharmaceutical development.

Through Dr. Stark’s diverse and devoted networking within the industry, he has assembled a wide network of more than 5,000 physicians throughout the United States and the international community. As part of his experience, he has negotiated a unique Drug Master File (DMF) partnership with drug manufacturers in China.

In addition to his significant accomplishments on the industry side of clinical drug and device development, Dr. Stark has experience with the FDA (major focus on Investigational New Drug (IND), New Drugs (NDA) and 510(k) applications). Prior to his employment at NICR, Dr. Stark was the President and Chief Executive Officer of Powder Ice, Inc a medical products company. Additionally, Dr. Stark is a California state licensed Qualified Medical Examiner and Certified Clinical Research Associate.

The Company believes Dr. Stark is qualified to be the Company’s President because of his extensive background and experience in medical device development, as well as clinical trials, and the implementation of medical and regulatory processes.

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

Ms. Bucci concurrently holds the position of Chief Financial Officer of PearTrack Security Systems, Inc., a Nevada corporation.

Ms. Bucci attended Santa Monica College and the University of California at Berkley, majoring in Accounting.

The Company believes Ms. Bucci is qualified to be the Company’s Chief Financial Officer, Secretary, and director because of her knowledge of and extensive experience in a multitude of different capacities in corporate finance, business affairs, and public markets.

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

Capt. E. William Withrow Jr., SC, USN (Ret) – Director

Capt. Withrow has nearly twenty years of experience in the financial investment industry, twenty-four years of experience in the logistics field, and twenty years of experience in civic leadership. Since 2004, Capt. Withrow has served as an elected member of the Board of Trustees of the Peralta College District in the San Francisco Bay area, an institution consisting of 2,000 faculty and staff and approximately 30,000 students.  From 1997 to 2002, Capt. Withrow served as a financial consultant for Wells Fargo, a provider of personal banking and investing services.  From 1993 to 1997, he served as a financial consultant for Merrill Lynch, a financial management and advisory company.  From 1987 to 1989, Capt. Withrow. served as a sales manager for Paine Webber, a stock brokerage and asset management firm, and from 1983 to 1987, he served as a financial consultant for Drexel Burnham Lambert, an investment banking firm.  As a financial consultant and sales manager for the aforementioned financial institutions, Capt. Withrow examined financial statements, evaluated investment opportunities, provided advice to clients about possible investment opportunities and provided advice to stockbrokers and other individuals attempting to sell securities.

Additionally, Capt. Withrow served twenty-four years on active duty in the U.S. Navy as a professional logistician, retiring with the rank of Captain.

Capt. Withrow has been very active in civic leadership for the past 20 years serving in a number of elected and appointed positions, including Mayor of Alameda, California.

Capt. Withrow received a Bachelor of Business in Finance and Accounting from the University of Colorado in 1959, and in 1972 received a Master’s in Business Administration from Harvard University.

The Company believes Capt. Withrow is qualified to be a director of the Company because of his extensive experience in financial consulting and strategic business development.

John L. Ogden – Director

Mr. Ogden has 40 years’ experience in corporate finance, international negotiations, corporate and asset acquisition, business development and company management. Since 1995, he has been a principal and managing director of Wood Roberts, LLC, an energy corporate financial advisory firm based in Houston, Texas. Between 1985 and 1995, he managed an independent corporate financial consulting business specializing in domestic and international energy issues, providing M&A advice, and strategic corporate financial consulting services. Mr. Ogden graduated from the University of Leeds, England, with a Bachelor of Laws (honors) and is qualified as a Barrister-at-Law in England.

The Company believes Mr. Ogden is qualified to be a director of the Company because of his extensive experience in corporate finance and strategic business development.

Former Officers and Directors

David Appell – Former Chief Operating Officer

Mr. David Appell, age 56, is a highly motivated senior executive with diverse experience and education.  Results driven, and extremely dedicated, Mr. Appell has developed long-term relationships with a vast worldwide network.  He possesses extensive knowledge in the areas of technology, telecom, manufacturing, financial markets, and management, and is highly skilled in negotiations.

During his career spanning over 25 years, Mr. Appell has held senior executive positions in a multitude of areas, including serving as President of Carbon Capital Corp. since 2000, and Chief Executive Officer of Contour Tech Group from August 2014 to February 2018.  From 2008 to 2014, Mr. Appell was Managing Member of MST Acquisitions Group LLC, and from 2001 to 2010, he served as Chief Operating Officer of Digital Products Inc. From 1998 to 2000, Mr. Appell served as Chief Executive Officer of The Regency Group, a full-service brokerage firm on Wall Street. From 1996 to 1998, Mr. Appell was Managing Director of Corporate Finance for Andrew Alexander Wise & Co., and from 1992 to 1997 he was General Partner of HPH Capital Growth LP.   From 1992 to 1996, Mr. Appell also served as house counsel and Director for Comart, Inc., and from 1990 to 1992, he worked for Kantrowitz, Goldhamer and Graifman, PC, a law firm serving New York and New Jersey since 1975.

Mr. Appell also maintained his own law practice from 1992 to 2000, providing legal and consulting services to corporate, real estate and commercial clients.

Mr. Appell received his Juris Doctorate from Cardozo Law School in New York City, and a Bachelor’s in Business Administration from Pace University in New York, majoring in Accounting.

Mr. Appell has served as a trustee for the Institute for Educational Achievement (“IEA”) since 2013, a privately run establishment that provides educational services to children and young adults with Autism.

Identification of Significant Consultants

Mr. Appell, the Company’s former Chief Operating Officer, will serve as Managing Director of the Company’s wholly-owned subsidiary, Parallax Communications, Inc. (“PCOM”).  As Managing Director, Mr. Appell will provide business advisory and strategic planning advice to the Company with PCOM.  In exchange for these services, Mr. Appell will be paid $2,000 per month plus medical benefits.

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

On March 9, 2017, Dave Engert, former Executive Chairman and director of the Company, filed a lawsuit in Arizona and then on or about May 5, 2017, Mr. Engert, changed the venue and filed suit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  On October 23, 2017, the Company filed an answer and counterclaims against Mr. Engert for an amount exceeding $100,000.  The counterclaims include possible fraud and negligence committed by Mr. Engert and Mr. J. Michael Redmond, former successor Chairman of Mr. Engert, director, President and Chief Executive Officer of the Company and former President, Chief Executive Officer, Chairman and director of RoxSan Pharmacy, Inc.  On October 8, 2018, a settlement was reached between Mr. Engert and the Company subject to the release of the bankruptcy trustee in the RoxSan matter.  On October 8, 2018, a settlement was reached between Mr. Engert and the Company (the “Engert Settlement”). The Engert Settlement includes, among other things, a cash payment to Mr. Engert in the amount of $139,000, and the cancellation of all of Mr. Engert’s equity holdings in the Company.  The Engert Settlement resulted in a net loss to the Company of $33,272. On April 10, 2019, a stipulation for dismissal was filed, and the matter has been fully resolved.

On March 28, 2018, Mr. J. Michael Redmond filed a lawsuit against the Company and RoxSan Pharmacy, Inc. in the United States District Court, Central District of California for an amount exceeding $75,000.  The Company intends to vigorously defend against this action. There are counterclaims that include possible fraud and negligence committed by Mr. Redmond, former President, Chief Executive Officer, Chairman and director of the Company and of RoxSan Pharmacy, Inc. An Arbitration is still pending.

On May 14, 2018, pursuant to unanimous resolutions of the boards of directors of Parallax Health Sciences, Inc and RoxSan Pharmacy, Inc. (“RoxSan”), RoxSan filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California.  Mr. Timothy Yoo was appointed trustee on May 15, 2018.  In connection with this filing, RoxSan seeks to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to the Company.  The Chapter 7 bankruptcy proceeding by RoxSan Pharmacy, Inc. was fully discharged, and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

Except as disclosed above, the Company’s directors, executive officers, and control persons, have not been involved in any of the following events during the past five years:

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

Audit Committee and Audit Committee Financial Expert

The Company established an audit committee of the Board comprised of John L. Ogden (Chair) and Capt. E. William Withrow Jr., SC, USN (Ret) The audit committee’s duties are to recommend to the Company’s Board the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2019, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2019, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2019, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2019 and 2018.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus		Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)		($)		($)		($)	($)	($)		($)
Paul R. Arena Chief Executive Officer, President	2019	350,000	[1] [7]	75,000	[1]	None		None		None	None	142,815	[1] [5]	567,815
	2018	350,000	[1] [6]	75,000	[1]	None		None		None	None	55,483	[1] [5]	480,483
Calli R. Bucci Chief Financial Officer, Secretary	2019	216,000	[2] [7]	None		None		None		None	None	51,355	[2] [5]	267,355
	2018	216,000	[2] [6]	100,000	[2]	820,000	[2]	134,500	[2]	None	None	8,308	[2] [5]	1,278,808
Nathaniel T. Bradley Chief Technology Officer, President, PHM	2019	222,000	[3] [7]	None		None		None		None	None	5,655	[3] [5]	227,655
	2018	222,000	[3] [6]	None		None		160,000	[3]	None	None	20,655	[3] [5]	402,655
David Appell Former Chief Operating Officer	2019	156,250	[4]	None		50,325	[4]	97,800	[4]	None	None	33,160	[4] [5]	310,385
	2018	None		None		None		None		None	None	None		None

[1]

Pursuant to Employment Agreement effective July 7, 2017.  Includes $146,300 in officer’s compensation, and $87,783 in benefits owed to Executive at December 31, 2019, payment of which has been deferred until the Company reaches certain funding and earnings goals.  Included in these goals are a private placement offering for $3-$6 million.

[2]

Pursuant to Executive Agreement effective January 1, 2018.  Includes $63,950 in officer’s compensation, and $66,726 in benefits owed to Executive at December 31, 2019, payment of which has been deferred until the Company reaches certain funding and earnings goals.  Included in these goals are a private placement offering for $3-$6 million.  Executive Agreement includes 1,000,000 options granted in 2018, all of which vested in 2018, and were valued at $134,500 using the Black Sholes method.  The assumptions used in valuing the options were: expected term 3.75 years, expected volatility 1.78, risk free interest rate 2.25%, and dividend yield 0%.  Executive also granted stock award in 2018 of 5,000,000 shares, with an aggregate grant date fair value of $820,000, 100% of which vested immediately.

[3]

Pursuant to Employment Agreement effective August 1, 2017, as amended.  Includes $31,172 in officer’s compensation, and $55,014 in benefits owed to Executive at December 31, 2019, payment of which has been deferred until the Company reaches certain funding and earnings goals.  Included in these goals are a private placement offering for $3-$6 million.  Employment Agreement was amended August 1, 2018, to grant Executive 1,000,000 options, valued at $160,000 using the Black Scholes method. The assumptions used in valuing the options were: expected term 3 years, expected volatility 2.06, risk free interest rate 2.78%, and dividend yield 0%.

[4]

Pursuant to Employment Agreement effective May 15, 2019.  Includes $83,750 in officer’s compensation, and $33,160 in benefits owed to Executive at December 31, 2019, payment of which has been deferred until the Company reaches certain funding and earnings goals.  Included in these goals are a private placement offering for $3-$6 million.  Employment Agreement includes 3,000,000 options granted in 2019, of which 25% vest immediately and the remainder vest over the term of the agreement and were valued at $195,600 using the Black Sholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 2.21, risk free interest rate 2.15%, and dividend yield 0%.  Employment Agreement also includes stock award of 3,000,000 shares, with an aggregate grant date fair value of $201,300, for a cost of $3,000, of which 25% vest immediately and the remainder vest over the term of the agreement. Pursuant to the Separation and Release Agreement dated February 2, 2020, upon Mr. Appell’s resignation,1,500,000 stock options, valued at $97,800, and 2,250,000 shares of the stock award, valued at $150,975, were canceled.  As a result, the 2019 compensation has been adjusted to reflect these reductions.

[5]	Accrued vacation and benefits.
[6]	Includes $150,000 paid by executive in connection with the purchase of convertible preferred Series C shares.
[7]

Includes $100,000 paid by executive in connection with the issuance of 2,000,000 shares of Common Stock at a price of $0.05 per share, as well as $100,000 paid by executive in connection with the 2019 SAFE offering for the issuance of 1,600,000 shares of Common Stock, plus equal warrants to purchase Common Stock, at a price of $0.0625 per unit.  The warrants are exercisable at a price of $0.25 per share for a period of three (3) years.

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

On January 1, 2019, the Company entered into a Consulting Agreement with JL Ogden & Company LLC, for the services of John L. Ogden, a member of the Company’s board of directors, and Chair of the Audit Committee. The agreement is for a term of one (1) year, with the option to extend, and includes annual compensation in the amount of $60,000. In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000, a convertible promissory note in the amount of $20,000 maturing in one (1) year with an annual interest rate of ten percent (10%), a restricted stock award equal to $70,000 worth of Units in the Company’s 2019 private placement offering, as well as a grant of stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, and vest quarterly over a one (1) year period.

On May 15, 2019, the Company entered into an employment agreement with Mr. David Appell to serve as the Company’s Chief Operating Officer. The agreement is for an initial term of two (2) years, and provides a base compensation of $250,000 year one, and $275,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 3,000,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest when certain earnings goals are met, as well as options granted to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%

On February 2, 2020, Mr. David Appell resigned as the Company’s Chief Operating Officer.  Mr. Appell’s resignation was not the result of a disagreement with the Company on any matters relating to the Company's operations, policies or practices.  In connection with his resignation, Mr. Appell’s May 15, 2019, employment agreement was terminated.  Pursuant to the Separation and Release Agreement dated February 2, 2020, 2,250,000 shares of the previously granted stock award of 3,000,000 shares, as well as 1,500,000 stock options of the previously granted 3,000,000 stock options, were canceled.

On April 7, 2020, the Company executed an Executive Agreement (the “Executive Agreement”) for the appointment of Dr. David L. Stark as the Company’s President, with an effective date of March 1, 2020.  The Executive Agreement replaces any other agreement between Dr. Stark and the Company or any of its subsidiaries, and provides a base compensation of $225,000 in year one, $250,000 in year two and $275,000 in year three, commencing after the initial term estimated at approximately six (6) months, during which time Dr. Stark will devote fifty percent (50%) of his time at a compensation proportionate to the year one base compensation. The Executive Agreement also provides for various performance bonuses, and customary employee benefits, as well as (i) a grant to purchase 2,000,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest upon the Company’s achievement of certain earnings goals; and (ii) stock options to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share for a period of five (5) years, of which 25% vest immediately, and the remainder vest quarterly in equal amounts over the term of the Agreement.

Each agreement above includes provisions for 1) the accelerated vesting of stock options or similar securities upon a change in control of the Company; and 2) six (6) to twelve (12) months continued benefits and salary at the prevailing rate upon their termination without just cause, excluding the Executive Agreement for Dr. Stark, which is “at will” and does not provide for continued salary or benefits after termination.

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

As of December 31, 2019, an aggregate of 26,685,000 stock options have been granted under the plans, of which 14,400,278 are vested, and 12,284,722 vest periodically over the next 16 months.

Stock Options/SAR Grants

On January 1, 2018, in connection with an executive agreement, the officer was granted 1,000,000 options to purchase shares of the Company’s Common Stock at $0.25 per share for a period of five (5) years.  The options vest annually over a one (1) year period.

On August 1, 2018, in connection with an executive employment agreement, the officer was granted 1,000,000 options to purchase shares of the Company’s Common Stock at $0.25 per share for a period of five (5) years.  Of the options granted, 50% vest immediately, and the remainder vest annually over a two (2) year period.

On January 1, 2019, in connection with an executive agreement, the officer was granted 1,000,000 options to purchase shares of the Company’s Common Stock at $0.25 per share for a period of five (5) years.  The options vest annually over a one (1) year period.

On May 15, 2019, in connection with an executive employment agreement, the officer was granted 3,000,000 options to purchase shares of the Company’s Common Stock at $0.25 per share for a period of five (5) years. Of the options granted, 25% vested immediately, and the remainder vest quarterly over a three (3) year period.

There were no other stock options granted to directors and officers during the years ended December 31, 2019 or 2018.

Aggregated Option Exercised in Last Fiscal Year

On August 13, 2018, in connection with the exercise of certain employee stock options, the Company issued 1,071,430 shares of its restricted Common Stock at a conversion rate of $0.05 per share.

There were no other options exercised during the years ended December 31, 2019 or 2018, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following tables summarize the outstanding equity awards held by each executive officer and director at December 31, 2019:

	Option Awards						Stock Awards
Name	Total Number of Options Granted	Number of Options Vested / Exercisable	Number of Options Non-Exercisable		Exercise Price	Expiration Date	Number of Unvested Units	Value of Unvested Units
Paul R. Arena	5,000,000	1,250,000	3,750,000		$0.25	07/07/2022	2,500,000	$500,000
Nathaniel T. Bradley	2,000,000	1,500,000	500,000		$0.25	08/01/2022	––	––
Calli R. Bucci	1,000,000	1,000,000	––		$0.25	01/01/2022	––	––
David Appell	3,000,000	1,312,500	1,687,500	[1]	$0.25	05/13/2024	2,250,000	$150,975	[1]
John L. Ogden	500,000	500,000	––		$0.05	10/05/2020	––	––
	1,000,000	1,000,000	––		$0.25	12/31/2023	––	––
Capt. E. William Withrow Jr., SC, USN (Ret)	750,000	750,000	––		$0.05	10/05/2020	––	––
Total	13,250,000	7,312,500	5,937,500				4,750,000	$650,975

[1] Pursuant to the Separation and Release Agreement dated February 2, 2020, upon Mr. Appell’s resignation,1,500,000 stock options and 2,250,000 shares of the stock award, were canceled.

Compensation of Directors

The table below summarizes the compensation paid to the Company’s independent directors for their services as members of the Company’s board of directors for the years ended December 31, 2019, and December 31, 2018:

Director Name		Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Capt. E. William Withrow Jr., SC, USN (Ret). Director	2019	$53,000	None	None	None	None	None	$53,000
	2018	None	None	None	None	None	None	None
John L. Ogden Director	2019	$53,000	None	None	None	None	None	$53,000
	2018	None	None	None	None	None	None	None

The Company reimburses its directors for expenses incurred in connection with attending board meetings. In addition, certain directors and officers of the Company have received stock options to purchase common shares under the Company’s Employee Stock Option Plan and Incentive Compensation Plan, and may receive additional stock options at the discretion of the Company’s Board.

The Company adopted a compensation and expense reimbursement plan for its independent directors effective January 1, 2019 (the “DC Plan”), to provide the directors with reasonable compensation for the performance of their duties as members of the board of directors and the amount of time spent on official business of the Company. The compensation provided under the DC Plan is as follows:

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

Pension, Retirement or Similar Benefit Plans

As of December 31, 2019, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control the Company, other than those disclosed above.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except those stock options disclosed above or that may be granted in the future at the discretion of the Board or a committee thereof.

Compensation Committee

The Company established a compensation committee of the Board comprised of John L. Ogden and Capt. E. William Withrow Jr., SC, USN (Ret) (Chair).  The compensation committee will oversee and determine the compensation of Parallax’s Chief Executive Officer and other executive officers, including salaries, bonuses, grants of stock options and other forms of equity-based compensation, approve all employment and severance agreements for executive officers, approve significant changes to benefit plans and perform such other functions as the Board may direct.  The compensation committee will also approve all other agreements containing compensation and services rendered, such as consulting and other compensatory agreements, and will administer the Company’s stock incentive plans and make recommendations to the Board concerning any director compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2019, certain information with respect to the beneficial ownership of its Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock and by each of its current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, subject to community property laws where applicable, except as otherwise indicated. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to restricted stock awards, stock options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after December 31, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.:

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock
M. Katuska Sandoval	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	78,130,610	[2] [4]	28.75%
Dr. Jorn & Jennifer Gorlach	1929 SW Market Street Drive	Portland, OR 97201	68,835,544	[2] [3]	25.51%
Montecito BioSciences, Ltd.	1327 Ocean Avenue, Suite M	Santa Monica, CA 90401	38,156,227	[2]	15.25%
Ionic Ventures, LLC	5328 Yacht Haven Grande, Box # 15 / Suite C201	St. Thomas, VI 00802	25,500,000	[11]	9.67%
Huntington Chase LLC	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	21,621,238	[4]	7.96%
Hamburg Investment Group LLC	1929 SW Market Street Drive	Portland, OR 97201	15,065,402	[4]	5.69%

Directors and Executive Officers:
Paul R. Arena	28 W. 36th Street, 8th Floor	New York, NY 10018	15,925,205	[5]	6.31%
Calli R. Bucci	1327 Ocean Avenue, Suite B	Santa Monica, CA 90401	15,753,197	[6]	6.18%
Nathaniel T. Bradley	28 W. 36th Street, 8th Floor	New York, NY 10018	14,417,440	[7]	5.64%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	7,216,964	[8]	2.85%
Capt. E. William Withrow Jr., SC, USN (Ret)	133 Cumberland Way	Alameda, CA 94502	2,784,187	[9]	1.11%
David Appell	28 W. 36th Street, 8th Floor	New York, NY 10018	2,062,500	[10]	0.83%
Directors and officers as a group (6 shareholders)			58,159,493		22.92%

[1]Based upon 250,124,755 shares issued and outstanding at December 31, 2019, and Common Stock deemed outstanding for each beneficial shareholder.  The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]38,156,227 shares held by Montecito BioSciences, Ltd., of which 18,200,522 shares are indirectly beneficially owned by M. Katuska Sandoval, and 9,539,057 shares are indirectly beneficially owned by Dr. Jorn Gorlach. See footnote [3] and [4].  Mrs. Sandoval and Dr. Gorlach each disclaim beneficial ownership over the shares held by Montecito BioSciences, Ltd. except to the extent of their proportionate pecuniary interest therein.

[3]Includes direct beneficial ownership of 4,578,747 common shares; and indirect beneficial ownership of (i) 6,111,753 common shares and 4,923,415 warrants to purchase common shares held by Avantgarde LLC, and (ii) 229,368 common shares, 982,498 warrants and 13,853,536 common shares underlying convertible Preferred Stock and dividends, held by Hamburg Investment Group, entities controlled by Dr. Jorn Gorlach; and (iii) 38,156,227 shares of Montecito BioSciences, Ltd., of which 9,539,057 shares are held by Dr. Gorlach. [2]

[4]Includes direct beneficial ownership of 12,631,245 common shares; and indirect beneficial ownership of (i) 5,721,900 common shares held by Withrow Sinclair & Co.; and (ii) 1,000,000 vested stock options, 14,360,051 common shares underlying convertible Preferred Stock and dividends and 6,261,188 common shares underlying convertible debt held by Huntington Chase LLC, entities controlled by M. Katuska Sandoval; and (iii) 38,156,227 shares of Montecito BioSciences, Ltd., of which 18,200,522 shares are held by Mrs. Sandoval. [2]

[5]Includes direct beneficial ownership of 10,975,000 common shares and 1,250,000 stock options, respectively, exercisable within 60 days of December 31, 2019, of 10,000,000 restricted stock award and 5,000,000 stock options granted per Employment Agreement dated July 7, 2017; 2,225,000 warrants to purchase Common Stock; and 1,475,205 common shares underlying convertible Preferred Stock and dividends.

[6]Includes direct beneficial ownership of 11,052,992 common shares; 1,000,000 stock options exercisable within 60 days of December 31, 2019, of 1,000,000 granted per Employment Agreement dated January 1, 2018; 2,225,000 warrants to purchase Common Stock; and 1,475,205 common shares underlying convertible Preferred Stock and dividends.

[7]Includes direct beneficial ownership of 1,888,889 stock options exercisable within 60 days of December 31, 2019, of 2,000,000 granted per Employment Agreement dated August 1, 2017, as amended; 2,225,000 warrants to purchase Common Stock; 1,475,205 common shares underlying convertible Preferred Stock and dividends; and indirect beneficial ownership of 8,828,346 common shares held by Bradley Bros, LLC, an entity controlled by Nathaniel T. Bradley, director.

[8]Includes direct beneficial ownership of 4,516,964 common shares, 1,500,000 vested stock options exercisable within 60 days of December 31, 2019, and 1,200,000 warrants to purchase Common Stock.

[9]Includes direct beneficial ownership of 2,034,187 common shares, and 750,000 vested stock options exercisable within 60 days of December 31, 2019.

[10]Includes direct beneficial ownership of 750,000 common shares and 1,312,500 stock options, respectively, exercisable within 60 days of December 31, 2019, of 3,000,000 restricted stock award and 3,000,000 stock options granted per Employment Agreement dated May 15, 2019.

[11]Includes direct beneficial ownership of 12,000,000 common shares and 13,500,000 warrants to purchase common shares. exercisable within 60 days of December 31, 2019. Ionic Ventures, LLC controlled by Brendan O’Neill, whose address is 5328 Yacht Haven Grande Box # 15 / Suite C201, St. Thomas, VI 00802

Changes in Control

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2019, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Related Parties:

Montecito BioSciences, Ltd. (“MBS”) is a beneficial ownership shareholder of the Company.   Capt. E. William Withrow Jr., SC, USN (Ret), a member of the Company’s board of directors, is chairman of the board of directors of MBS, and is the father-in-law of Mrs. M. Katuska Sandoval, a beneficial ownership shareholder of MBS. Mrs. Sandoval is also principal/control person of Withrow Sinclair & Co., a shareholder of the Company, and Huntington Chase, LLC, a beneficial ownership shareholder of the Company.

Dr. Jorn Gorlach, a beneficial ownership shareholder of MBS, is also a beneficial ownership shareholder of the Company. Dr. Gorlach is also principal/control person of Hamburg Investment Company, LLC, a beneficial ownership shareholder of the Company, and AvantGarde LLC, a shareholder of the Company.

Bradley Bros. LLC, a shareholder of the Company, is controlled by Nathaniel T. Bradley, an officer and director of the Company.

Intellectual Property Network, Inc. (“IPN”) is the former controlling shareholder of Parallax Health Management, Inc. (formerly Qolpom, Inc.), the Company’s wholly owned subsidiary since September 2016.  IPN is controlled by Paul R. Arena and Nathaniel T. Bradley, officers and directors of the Company.

Stock Issuances:

On January 11, 2018, pursuant to a resolution of the board of directors, the Company issued 6,000,000 shares of its restricted Common Stock to certain officers and directors as follows: 5,000,000 shares to Calli R. Bucci, an officer and director, and 500,000 shares each to John L. Ogden and Capt. E. William Withrow Jr., SC, USN (Ret), directors.  The shares were purchased at par, or $0.001 per share, for cash in the amount of $6,000.

On August 13, 2018, in connection with the exercise of certain stock options, the Company issued 1,071,430 shares of its restricted Common Stock at a conversion rate of $0.05 per share to Calli R. Bucci, an officer and director.  The shares were issued on a cashless basis, resulting in a net value of $187,500.

On September 30, 2018, in connection with the Series C convertible Preferred Stock equity offering, Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley, officers and directors of the Company were each issued 30,000 Series C Preferred shares, for an aggregate of 90,000 Series C preferred shares, at a price of $5.00 per share in exchange for accrued compensation in the aggregate of $450,000. Upon issuance, a beneficial conversion feature of $100,578 was recorded as a deemed dividend. In connection with the Series C preferred shares, the officers were also each issued 625,000 warrants, for an aggregate of 1,875,000 warrants, valued at an aggregate of $75000, which are exercisable for a period of three (3) years at an exercise price of $0.25 per share.

On May 15, 2019, in connection with a certain employment agreement with Mr. David Appell, the Company issued 3,000,000 shares of its restricted Common Stock, valued at $201,300, of which 25% vest immediately, and the remainder vest when certain earnings goals are met.

On July 31, 2019, in connection with the settlement of certain related party convertible debentures, the Company issued 1,380,811 shares of its restricted Common Stock, valued at $131,315 to Hamburg Investment Company LLC and AvantGarde LLC, entities controlled by Dr. Jorn Gorlach, a beneficial ownership shareholder. In connection with the settlement, the related parties were also issued an aggregate of 2,528,413 warrants, valued at an aggregate of $92,150, and exercisable for a period of five (5) years at an exercise price of $0.10 per share

On September 18, 2019, in connection with the conversion of certain convertible debt in the amount of $437,000, the, Company issued 4,370,000 shares of its restricted Common Stock, to Huntington Chase, LLC, a beneficial ownership shareholder.

On September 30, 2019, in connection with a Simple Agreement Future Equity (“SAFE”) offering, the Company issued 1,600,000 shares each to Paul R. Arena, Calli R. Bucci Nathaniel T. Bradley, and 1,200,000 shares to John L. Ogden, for a total of 6,000,000 shares of its restricted Common Stock in exchange for the reduction in accrued compensation in the aggregate of $375,000. In connection with the SAFE offering, the officers and directors were also issued an aggregate of 6,000,000 warrants, valued at an aggregate of $45,600, and exercisable for a period of three (3) years at an exercise price of $0.25 per share.

On December 31, 2019, in connection with debt settlement agreements, the Company issued 2,000,000 shares of its restricted Common Stock each to Paul R. Arena, Calli R. Bucci and Nathaniel T. Bradley, all officers and directors of the Company, and 1,000,000 shares of its restricted Common Stock each to John L. Ogden, and Capt. E. William Withrow Jr., SC, USN (Ret), both directors of the Company, for a total of 8,000,000 shares issued at $0.05 per share, in exchange for the reduction in accrued compensation in the aggregate of $400,000.

Preferred Stock Holdings:

As of December 31, 2019, Huntington Chase Financial Group, whose principal, M. Katuska Sandoval, is a beneficial shareholder of the Company, holds 399,732 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into twenty (20) common shares at an average price of $0.27518 per share, for a total of 7,994,638 common shares, if converted.  Dividends are payable semi-annually at a rate of 7% per annum, to be paid in cash or in kind, at the option of the Company. As of December 31, 2019, dividend payable totaled $156,443, or 6,365,411 common shares, as converted.

,

As of December 31, 2019, Hamburg Investment Company, LLC, whose principal, Dr. Jorn Gorlach, is a beneficial shareholder of the Company, holds 363,393 shares of Series A and 30,000 shares of Series B convertible Preferred Stock.  Each share of Series A Preferred Stock is convertible into twenty (20) common shares at a price of $0.27518 per share, for a total of 7,267,853 common shares, if converted. Each share of Series B Preferred Stock is convertible into twenty (20) common shares at a price of $0.25 per share, for a total of 600,000 common shares, if converted.  Warrants on Series A and Series B Preferred Stock have expired.  Dividends on Series A and Series B Preferred Stock are payable semi-annually at a rate of 7% and 10% per annum, respectively, to be paid in cash or in kind, at the option of the Company. As of December 31, 2019, dividend payable totaled $124,046, or 5,985,676 common shares, as converted.

As of December 31, 2019, Paul R. Arena, Calli. R. Bucci, and Nathaniel T. Bradley, all officers and directors of the Company, each hold 30,000 shares of convertible Service C Preferred Stock.  Each share of Series C Preferred Stock is convertible into 41.67 shares of Common Stock at a conversion price of $0.12 per share, for a total of 1,250,000 common shares each, if converted. The Series C subscriptions include warrants to purchase 625,000 shares of the Company's Common Stock at a price of $0.25 per share for a period of three (3) years. Dividends on Series C Preferred Stock are payable semi-annually at a rate of 8% per annum, to be paid in cash or in kind, at the option of the Company. As of December 31, 2019, dividend payable totaled $5,405 each, or 27,025 common shares each, as converted.

Agreements

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

On January 1, 2018, the Company entered into a Consulting Agreement with Huntington Chase Financial Group, LLC, whose controlling shareholder, M. Katuska Sandoval, is a related party. The agreement replaces any other written agreement with the Company, is for a term of three (3) years, and includes monthly compensation of $25,000 in year 1; $30,000 in year 2 and $35,000 in year 3, of which the year 2 and 3 increases are deferred until completion of certain development projects, as well as customary expense allowances.  In addition, the agreement provides for a grant of stock options to purchase 4,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, of which 25% vest immediately, and the remainder vest when certain market share prices of the Company’s Common Stock are met.

On January 1, 2019, the Company entered into a Consulting Agreement with JL Ogden & Company LLC, for the services of John L. Ogden, a member of the Company’s board of directors, and Chair of the Audit Committee. The agreement is for a term of one (1) year, with the option to extend, and includes annual compensation in the amount of $60,000. In addition, the agreement provides for a non-refundable, fully-vested signing bonus of $50,000, a convertible promissory note in the amount of $20,000 maturing in one (1) year with an annual interest rate of ten percent (10%), a restricted stock award equal to $70,000 worth of Units in the Company’s 2019 private placement offering, as well as a grant of stock options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share. The options are for a period of five (5) years, and vest quarterly over a one (1) year period.

On May 15, 2019, the Company entered into an employment agreement with Mr. David Appell to serve as the Company’s Chief Operating Officer. The agreement is for an initial term of two (2) years, and provides a base compensation of $250,000 year one, and $275,000 in year two, as well as various performance bonuses, and customary employee benefits. In addition, the agreement includes a grant to purchase 3,000,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest when certain earnings goals are met, as well as options granted to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.  The options are for a period of five (5) years, and vest annually over the term of the agreement, with an initial vesting of 25%.

On February 2, 2020, Mr. David Appell resigned as the Company’s Chief Operating Officer.  Mr. Appell’s resignation was not the result of a disagreement with the Company on any matters relating to the Company's operations, policies or practices.  In connection with his resignation, Mr. Appell’s May 15, 2019, employment agreement was terminated.  Pursuant to the Separation and Release Agreement dated February 2, 2020, 2,250,000 shares of the previously granted stock award of 3,000,000 shares, as well as 1,500,000 stock options of the previously granted 3,000,000 stock options, were canceled.

On April 7, 2020, the Company executed an Executive Agreement (the “Executive Agreement”) for the appointment of Dr. David L. Stark as the Company’s President, with an effective date of March 1, 2020.  The Executive Agreement replaces any other agreement between Dr. Stark and the Company or any of its subsidiaries, and provides a base compensation of $225,000 in year one, $250,000 in year two and $275,000 in year three, commencing after the initial term estimated at approximately six (6) months, during which time Dr. Stark will devote fifty percent (50%) of his time at a compensation proportionate to the year one base compensation. The Executive Agreement also provides for various performance bonuses, and customary employee benefits, as well as (i) a grant to purchase 2,000,000 restricted common shares at $0.001 per share, of which 25% vest immediately, and the remainder vest upon the Company’s achievement of certain earnings goals; and (ii) stock options to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $0.25 per share for a period of five (5) years, of which 25% vest immediately, and the remainder vest quarterly in equal amounts over the term of the Agreement.

Related Party Payable:

Promissory Notes and Accrued Interest:

On September 30, 2015, the Company issued a modified convertible promissory note in the principal sum of $631,100, to Huntington Chase, LLC, whose controlling shareholder, M. Katuska Sandoval, is a beneficial shareholder, representing cash loans and unpaid compensation, of which principal repayments in the aggregate of $100,000 were made in prior years, and $40,000 of which was converted into Common Stock.  The note bears interest at a rate of 7% per annum, and contains a repayment provision to convert the debt into restricted shares of the Company’s Common Stock at a price of $0.10 per share. On December 31, 2018, the note was modified to 1) reduce the principal balance to $491,100; and 2) mature December 31, 2023. During the year ended December 31, 2019, the note holder converted $437,000 in principal into 4,370,000 shares of the Company’s Common Stock.  Subsequently, the holder loaned the Company $437,000.  As a result, the principal balance was not affected.  However, on December 31, 2019, the promissory note was modified to reduce the conversion price to $0.08.

Between April 26, 2018 and May 8, 2018, the Company issued senior secured convertible promissory notes (the “Notes”) to Avantgarde, LLC and Hamburg Investment Group LLC, whose principal, Dr. Jorn Gorlach, is a beneficial shareholder, in the aggregate principal sum of $337,750, along with 3,377,500 warrants.  The Notes bore interest at rate of 12% per annum, contained a repayment provision to convert the Notes into restricted shares of the Company’s Common Stock at a price of $0.10 per share, and included warrant coverage for a period of three (3) years to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share. Effective November 14, 2018 (the “Effective Date”), the Notes and related accrued interest of $34,090 were exchanged into convertible debentures (“Debentures”) in the principal amount of $428,132. The Debentures bore interest at a rate of 10% per annum, matured February 28, 2019, and were convertible into shares of the Company’s restricted Common Stock at a conversion rate of $0.12 per share or, if an event of default has occurred or the date of conversion is 120 days after the Effective Date, the lesser of (a) $0.10 or (b) 70% of the second lowest traded price for the 20 trading days immediately preceding the date of conversion..  On July 25, 2019, the Debentures in the principal sum of $411,006, plus accrued interest of $42,778, were converted to non-convertible Senior Secured Promissory Notes (the “Senior Notes”) in the aggregate principal of $759,446.  The Senior Notes bear interest at a rate of 8% per annum, with payments of $126,152 plus interest accrued thereon due December 31, 2019; $300,000 due December 31, 2020; and the remaining principal and accrued interest due December 31, 2021.  In connection with the exchange, the Company issued the following in favor of the lender: 1,380,811 shares of the Company’s restricted Common Stock, valued at $131,315; and warrants, valued at $92,150, to purchase 2,528,413 shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.10461.  As a result, the Company recognized a net loss on the exchange in the amount of $434,837.

As of December 31, 2019, related party promissory notes in the amount of $1,250,546 are owed; of which $491,100 are convertible.

During the year ended December 31, 2019, interest in the amount of $105,111 was expensed, $100,132 was converted to restricted shares of the Company’s Common Stock, and $42,778 was converted to principal.  As of December 31, 2019, a total of $36,261 in accrued interest remains.

Accrued Compensation and Benefits:

During the year ended December 31, 2019, $1,586,724 in related party compensation was accrued, of which payments were made in the amount of $802,500; and $753,510 was converted to Common Stock; for a net decrease in accrued compensation of $73,686. As of December 31, 2019, accrued compensation is owed to Paul R. Arena in the amount of $195,863; Calli R. Bucci in the amount of $88,874; David Appell in the amount of $89,760; Nathaniel T. Bradley in the amount of $62,187; Huntington Chase LLC, whose principal, M. Katuska Sandoval is a beneficial shareholder, in the amount of $297,000; John L. Ogden in the amount of $59,490 and Capt. E. William Withrow Jr., SC, USN (Ret) in the amount of $3,000; for a total accrued compensation owed in the amount of $796,175 as of December 31 2019.

During the year ended December 31, 2019, accrued benefits increased by $292,464, of which payments were made in the amount of $103,527; and cash advances made by officers and beneficial shareholders to the Company for operating expenses increased by $106,785, of which repayments of cash advances were made in the amount of $118,278; for a net increase in accrued benefits and cash ad advances of $177,445.  As of December 31, 2019, accrued benefits and cash advances are owed to Paul R. Arena in the amount of $38,220; Calli R. Bucci in the amount of $32,252; David Appell in the amount of $27,150; Nathaniel T. Bradley in the amount of $27,129; Huntington Chase LLC, whose principal, M. Katuska Sandoval is a beneficial shareholder, in the amount of $109,200; and Intellectual Property Network, whose principals, Paul R. Arena and Nathaniel T. Bradley are officers and directors, in the amount of $78,353; for a total accrued benefits and cash advances owed in the amount of $312,305 as of December 31 2019, as follows:

		For the year ended December 31, 2019
Related Party	Balance 12/31/2018	Accrued Benefits Owed to Related Party	Benefits Paid to Related Party	Cash Advances to Company	Repayments of Cash Advances	Balance 12/31/2019
Paul R. Arena	$18,525	$123,222	$(103,527)	$2,500	$(2,500)	$38,220
Calli R. Bucci	2,398	40,092	––	36,462	(46,700)	32,252
David Appell	––	27,150	––	––	––	27,150
Nathaniel T. Bradley	20,112	24,000	––	9,243	(26,225)	27,130
Huntington Chase, LLC	17,753	78,000	––	56,000	(42,553)	109,200
Intellectual Property Network	76,073	––	––	2,580	(300)	78,353
Total	$134,861	$292,464	$(103,527)	$106,785	$(118,278)	$312,305

The cash advances made to the Company were used for the purpose of overhead and operating expenses. All accrued benefits and cash advances are non-interest bearing.

As of December 31, 2019, related parties are due a total of $2,359,026, consisting of $796,175 in accrued compensation owed to officers; $312,305 in cash advances from officers and beneficial owners to the Company for operating expenses; $759,446 in promissory notes, and $491,100 in convertible promissory notes.

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

ITEM 14.PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2019 and 2018, for professional services rendered by the principal accountant for the audit of its annual financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2018
Audit Fees	$70,000	$95,000
Audit Related Fees (Valuations and Restatements)	0	100,000
Tax Fees	0	0
All Other Fees	0	0
Total	$70,000	$195,000

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement between Endeavor Power Corporation, Endeavor Holdings, Inc. and Parallax Diagnostics, Inc. and the Parallax Shareholders dated October 1, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.2	Letter of Intent between Parallax Diagnostics, Inc. and Endeavor Power Corporation dated August 15, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
2.3	Agreement to Purchase and Sell 100% of RoxSan Pharmacy, and Its Assets and Inventory	Filed with the SEC on August 18, 2015, as part of the Company's Current Report on Form 8-K.
2.4	Agreement to Purchase and Sell 100% of Qolpom, Inc, and Its Assets, Intellectual Property and Inventory dated August 31, 2016	Filed with the SEC on September 23, 2016, as part of the Company's Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.1(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.1(b)	Amended and Restated Articles of Incorporation	Filed with the SEC on November 26, 2019, as part of the Company's amended Annual Report on Form 10-K/A.
3.2	Bylaws	Filed with the SEC on March 5, 2007, as part of the Company’s Registration Statement on Form SB-2.
3.2(a)	Amended Bylaws	Filed with the SEC on May 17, 2010, as part of the Company’s Annual Report on Form 10-K.
3.3	Articles of Merger between Endeavor Power Corporation and Parallax Diagnostics, Inc. filed with Secretary of State of Nevada on November 6, 2012	Filed with the SEC on November 15, 2012, as part of the Company’s Current Report on Form 8-K.
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on January 9, 2014	Filed with the SEC on November 26, 2019, as part of the Company’s amended Annual Report on Form 10-K/A.
3.5	Certificate of Designation effective June 17, 2011-Series A Preferred Stock	Filed with the SEC on November 26, 2019, as part of the Company's amended Annual Report on Form 10-K/A.
3.6	Certificate of Designation effective December 2, 2016-Series B Preferred Stock	Filed with the SEC on November 26, 2019, as part of the Company's amended Annual Report on Form 10-K/A.
3.7	Certificate of Designation effective February 12, 2020-Series B1 Preferred Stock	Filed with the SEC on February 12, 2020, as part of the Company's Current Report on Form 8-K
3.8	Certificate of Designation effective August 10, 2018-Series C Preferred Stock	Filed with the SEC on November 26, 2019, as part of the Company's amended Annual Report on Form 10-K/A.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Debenture issued to Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.2	Debenture issued to TFK Investments LLC dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.3	Form of Common Stock Purchase Warrant	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.4	Form of Registration Rights Agreement	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
4.5	Form of 12% Senior Secured Convertible Debenture dated December 31, 2018	Filed with the SEC on January 7, 2019, as part of the Company's Current Report on Form 8-K
4.6	12% Convertible Promissory Note dated February 27, 2019	Filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
4.7	Warrant dated February 27, 2019	Filed with the SEC on March 15, 2019, as part of the Company's Current Report on Form 8-K
4.8	12% Fixed Convertible Promissory Note dated March 18, 2019	Filed with the SEC on March 22, 2019, as part of the Company's Current Report on Form 8-K
4.9	Warrant dated March 18, 2019	Filed with the SEC on March 22, 2019, as part of the Company's Current Report on Form 8-K
4.10	12% Convertible Promissory Note dated April 2, 2019	Filed with the SEC on November 26, 2019 as part of the Company’s amended Annual Report on Form 10-K/A.
4.11	Securities Purchase Agreement dated April 2, 2019	Filed with the SEC on November 26, 2019 as part of the Company’s amended Annual Report on Form 10-K/A.
4.12	12% Convertible Promissory Note dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.13	Warrant dated April 8, 2019	Filed with the SEC on April 19, 2019 as part of the Company's Current Report on Form 8-K
4.14	Securities Purchase Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.15	Registration Rights Agreement dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.16	Warrant dated May 6, 2019	Filed with the SEC on May 7, 2019 as part of the Company's Current Report on Form 8-K
4.17	Debt Settlement and Warrant Retirement dated June 4, 2019	Filed with the SEC on November 26, 2019 as part of the Company's amended Annual Report on Form 10-K/A.
4.18	Senior Secured Note dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.19	Note and Purchase Agreement dated July 3, 2019	Filed with the SEC on July 12, 2019 as part of the Company's Current Report on Form 8-K
4.20	Description of Oral Agreements to Extend Maturities of Certain Convertible Promissory Notes	Filed with the SEC on December 2, 2019 as part of the Company's amended Registration Statement on Form S-1A

(10)	Material Contracts
10.1	Intellectual Property Purchase Agreement between Parallax Health Sciences, Inc., Parallax Behavioral Health, Inc., and ProEventa Inc. dated April 27, 2017	Filed with the SEC on May 3, 2017, as part of the Company's Current Report on Form 8-K.
10.2	Consulting Agreement between Parallax Health Sciences, Inc., and James Gaynor dated April 27, 2017	Filed with the SEC on May 3, 2017, as part of the Company's Current Report on Form 8-K.
10.3	Employment Agreement between Parallax Health Sciences, Inc., and Paul R. Arena dated July 1, 2017	Filed with the SEC on July 27, 2017, as part of the Company's Annual Report on Form 10-K.
10.4	Securities Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
10.5	Equity Purchase Agreement between Parallax Health Sciences, Inc., and Peak One Opportunity Fund LP dated November 14, 2018	Filed with the SEC on November 26, 2018, as part of the Company's Current Report on Form 8-K
10.6	Letter Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.7	Exchange Agreements dated December 31, 2018 between Parallax Health Sciences, Inc. and, Cavalry Fund LLP, DiamondRock, LLC, The Corbran LLC, and Digital Power Lending, LLC	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.8	Securities Purchase Agreement between EMA Financial, LLC dated February 27, 2019	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.9	Purchase Agreement between Parallax Health Sciences and Global Center Networks dated as of August 28, 2019	Filed with the SEC on October 16, 2019, as part of the Company's Current Report on Form 8-K
10.10	Employment Agreement between Parallax Health Sciences, Inc., and Nathaniel T. Bradley dated August 1, 2017	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.11	Executive Agreement between Parallax Health Sciences and MJ Management Services Inc. fso Calli R. Bucci dated January 1, 2018	Filed with the SEC on October 21, 2019 as part of the Company's amended Annual Report on Form 10-K/A
10.12	Employment Agreement between Parallax Health Sciences, Inc. and David Appel dated April 19, 2019	Filed with the SEC on October 23, 2019 as part of the Company's amended Quarterly Report on Form 10-Q
10.13	Executive Agreement between Parallax Health Sciences and Landis Enterprises, LLC dated March 1, 2020	Filed with the SEC on April 7, 2020, as part of the Company's Current Report on Form 8-K
10.14	2019 Stock Incentive Plan	Filed with the SEC on June 17, 2019, as part of the Company’s Registration Statement on Form S-8
(22)	List of Subsidiaries
Parallax Health Management, Inc.
Parallax Behavioral Health, Inc.
Parallax Diagnostics, Inc.
Parallax Communications, Inc.
(23)	Consents
23.1	Consent of Freedman & Goldberg, C.P.A.s, P.C.	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Paul R. Arena	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Paul R. Arena	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(99)	Additional Exhibits
99.1	Press release dated September 19, 2019, Global Career Networks, Inc.	Filed with the SEC on October 16, 2019, as part of the Company's Current Report on Form 8-K
(100)	XBRL Related Documents
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: May 15, 2020	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2020	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2020	/s/ Paul R. Arena
Paul R. Arena
President, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2020	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 15, 2020	/s/ Capt. E. William Withrow Jr., SC, USN (Ret)
Capt. E. William Withrow Jr., SC, USN (Ret)
Director

Dated: May 15, 2020	/s/ John L. Ogden
John L. Ogden
Director

Dated: May 15, 2020	/s/ Nathaniel T. Bradley
Nathaniel T. Bradley
Director