Form 10-K/A
period 2019-12-31
PARALLAX HEALTH SCIENCES, INC.
filed 2020-05-20
CIK 1388410

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

270,723,289 common shares issued and outstanding as of May 15, 2020

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K/A for the year ending December 31, 2019, is being filed solely to correct the previously furnished Interactive Data files as Exhibit 101, so the files render properly, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on May 15, 2020.

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

PARALLAX HEALTH SCIENCES, INC.

Dated: May 19, 2019	/s/ Paul R. Arena
Paul R. Arena
Chief Executive Officer

Dated: May 19, 2019	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer